Form 10QSB
period 1996-03-31
PHOTONICS CORP
filed 1996-09-12
CIK 912844

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE
ACT OF 1934

                        Commission file number 0-22514
                             PHOTONICS CORPORATION
            (Exact name of registrant as specified in its charter)

                                  CALIFORNIA
         (State of other jusidiction of incorporation or organization)

                                  77-0102343
                    (I.R.S. Employer Inentification Number)


                           1515 CENTRE POINTE DRIVE
                              MILPITAS, CA 95035
                   (Address of principal executive offices)

             Registrant's telephone number:, including area code:
                                 (408) 942-4000


Check whether the  issuer  (1)  has  filed  all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.         Yes [X] No [  ].

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        COMMON STOCK, $0.001 PAR VALUE
                                    (Class)

                                   4,328,984
                        (Outstanding at June 14, 1996)

       (THIS PAGE INTENTIONALLY LEFT BLANK)111PHOTONICS CORPORATION

                                FORM 10-QSB

                   FOR THE QUARTER ENDED MARCH 31, 1996


                                   INDEX

                                                          PAGE NUMBER
PART I            FINANCIAL INFORMATION

    ITEM 1    Consolidated Interim Financial Statements          2


              Consolidated Balance Sheet as of March 31,
                  1996 and 1996 and December 31 1995             3

              Consolidated Statements of Operations for
                  Months Ended March 31, 1996 and 1995           4

              Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1996 and 1995     5

              Notes to Consolidated Financial Statements         6

    ITEM 2    Management's Discussion and Analysis of
              Financial Condition and Results of Operations      8

PART II               OTHER INFORMATION

    ITEM 1    Legal Proceedings                                  10

    ITEM 2    Changes in Securities                              10

    ITEM 3    Defaults Upon Senior Securities                    10

    ITEM 4    Submission of Matters of a Vote of Security
                  Holders                                        10

    ITEM 5     Other Information                                 10

    ITEM 6    Exhibits and Repoerts on Form 8-K                  10
                                      PHOTONICS CORPORATION

                                FORM 10-QSB


PART I     FINANCIAL INFORMATION

ITEM 1     CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit , pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1995 and the DTC Data Technology Corporation Annual Report on Form 10-K.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                                 2PHOTONICS CORPORATION
                               Consolidated Balance Sheet
                 (amounts in thousands, except share data and par value)
                                                           March 31,        December 31,
                                                                1996                1995
ASSETS                                                   (unaudited)           (audited)
      CURRENT ASSETS:
            Cash and cash equivalents                            222                  31
            Accounts receivable                                 1651                1642
            Inventories                                          711                 774
            Prepaid expenses and other current assets            217                 155
                  Total current assets                          2801                2602
            Furniture and equipment                              210                  45
            Other assets                                          14                  14
                  Total assets                                  3025                2661
LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)
      CURRENT LIABILITIES:
            Current portion of long term liabilities               0                 155
            Accounts payable                                    1605                2577
            Accrued liabilities                                 2872                2573
                  Total current liabilities                     4477                5305
            Long term liabilities                                  0                1573
            Deferred foreign taxes                              1800                1800
                  Total liabilities                             6277                8678
            Minority interest in subsidiaries                    125                 125
      SHAREHOLDERS' EQUITY (DEFICIENCY):
            Common stock                                           4                  18
            Additional paid in capital                         43972              40914
            Treasury stock                                      -477                -477
            Capital stock subscribed                             600                 500
            Accumulated deficit                               -47630              -47251
            Total shareholders' equity (deficiency)              154                 154
                  Total shareholders' equity                   -3377               -6142
                  (deficiency)
                  Total liabilities and shareholders'           3025                2661
                  equity

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        FINANCIAL STATEMENTS

                                   PHOTONICS CORPORATION
                           Consolidated Statements of Operations
                       (amounts in thousands, except per share data)
                                        (unaudited)
                                                            Three months ended March 31,
                                                             1996                 1995
Revenues:
         Product sales                                            2497                 5844

Costs and expenses:
         Cost of Revenue                                          1887                 4610
         Research and development                                  160                  208
         Selling, general and administrative                       837                  683
         Loss on disposal of assets and divestiture of               0                  242
         business unit
                  Income (loss) from operations                   -387                  101

Interest income (expense) and other, net                             8                    5

                  Profit (loss) before taxes                      -379                  106

Provision for taxes                                                  0                    0

                  Net Income (loss)                               -379                  106

Net income (loss) per share                                      -0.11                 0.05

Shares used in per share calculation                           3454822              2329157







  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED

                        FINANCIAL STATEMENTS

                                        PHOTONICS CORPORATION

                                Consolidated Statements of Cash Flows

                                       (amounts in thousands)

                                             (unaudited)


                                                                     Three Months Ended March 31,

                                                                       1996                 1995

Cash flows from operating activities:

        Net income (loss)                                                   -379                 106

        Adjustments to reconcile net loss to net cash used in

        operating activities:

               Depreciation                                                   12                  16

               Loss on disposal of QPI

               Loss on disposal of fixed assets

               Changes in operating assets and liabilities:

                         Accounts receivable                                  -9                -525

                         Inventories                                          63                -435

                         Deposits and prepaid expenses                       -63                1221

                         Accounts payable                                   -972                 472

                         Accrued liabilities                                 299               -113

Net cash used in operating activities                                      -1049                 742

Cash flows from investing activities:

        Acquisition of furniture and equipment                              -177                 -27

        Sale or redemption of short-term investments

Net cash used in investing activities                                       -177                 -27

Cash flows from financing activities:

        Proceeds from capital stock subscriptions and private                100                 796

        placement

        Proceeds resulting from the DTC acquisition                         1344

        Repurchase of treasury stock                                                              -2

        Other equity transactions                                                                -22

        Borrowings (repayments) of other debt                                                  -1474

        Borrowings (repayments) of notes payable and bank                    -27                 -87

        borrowings

        Borrowings (repayments) of bank borrowings

Net cash provided by financing activities                                   1417                -789

Net decrease (increase) in cash and cash equivalents                         191                 -74

Cash and cash equivalents at beginning of year                                31                 239

Cash and cash equivalents at end of period                                   222                 165





     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

               CONSOLIDATED FINANCIAL STATEMENTS

                     PHOTONICS CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996

                          (Unaudited)



1.    Summary of Significant Accounting Policies



Effective March 5, 1996, Photonics Corporation, the Company,

acquired all the assets and certain liabilities of DTC Data

Technology Corporation (DTC) in exchange for the issuance to

DTC of shares and rights to shares of common stock representing

77.5% of the Company's outstanding stock. The transaction was treated as a purchase for accounting purposes and DTC is

considered the acquirer. Accordingly, the financial statements and accounting policies presented here are those of DTC and

should be read in conjunction with DTC's Form 10-K for the year ended February 28, 1996. Although, DTC is considered the

acquirer, the Company is the registrant and therefore the

Company retains its  December 31 year end. Accordingly, the

Consolidated Balance Sheet for March 31, 1996 is that of the combined companies and the Consolidated Balance Sheet for

December 31, 1995 is that of DTC. The Consolidated Statement of

Operations for the Three Months Ended March 31, 1996 contains two months of operations of DTC prior to the acquisition and one month of the Company and the Consolidated Statement of

Operations for the Three Months Ended March 31, 1995 contains three months of operations of DTC only. The Consolidated

Statement of Cash Flows for the Three Months Ended March 31,

1996 contains two months of operations of DTC prior to the

acquisition and one month of the Company and the Consolidated

Statement of Cash Flows for the Three Months Ended March 31,

1995 contains three months of operations of DTC only.



2. Loss per Share



For the quarter ended March 31,1996, the loss per share has

been computed based on the weighted average number of shares outstanding after reflecting the effect of the 1 for 5 reverse split of the Company's common stock which became effective

February 12, 1996.  For the quarter ended March 31, 1995, loss per share has been computed based on the weighted average

number of shares outstanding after reflecting the effect of the exchange of .147853 shares of the Company  for DTC shares.



3. Inventories



Inventories are stated at the lower of cost (on a first-in,

first-out basis) or market, and include  material, labor and attributable overhead.



Inventories consist of the following (in thousands):



                                                                  March 31,                      December 31,

                                                                       1996                              1996

                                                                (unaudited)                       (unaudited)


Raw materials and purchased parts                                       147                                95

Work-in-process                                                          97                               247

Finished Goods                                                          467                               432

                                                                        711                               774











                  PHOTONICS CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1996

                       (Unaudited)



4. Property and Equipment



Property and equipment are stated at cost and, other than

leasehold improvements, are depreciated on a

straight-line basis over their estimated useful lives.

Leasehold improvements are amortized on a straight-line

basis over the lesser of their useful life or remaining

term of the related lease.



Property and equipment consisted of the following (in

thousands):



                                                                      March 31,                December 31, 1996

                                                                           1996                      (unaudited)

                                                                    (unaudited)


Machinery and Equipment                                                    2460                             2174

Furniture and fixtures                                                      942                              471

Leasehold Improvements                                                      145                               94

Total                                                                      3547                             2739

Less accumulated depreciation and amortization                             3337                             2694

                                                                            210                               45

PHOTONICS CORPORATION

                          FORM 10-QSB



   ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION       AND RESULTS OF OPERATIONS



First Quarter  1996 Versus First Quarter 1995



Net revenues for the current quarter total $2.5million, a

decrease of approximately $3.3 million or 57% from the

$5.8 million reported in the first quarter of 1995. The

decline in revenues can be attributed to i) a change in

standards for high end PC's which placed the IDE

controller on the motherboard obviating the need for

DTC's IDE controller card and ii) a shortage of working

capital which has slowed the delivery of backlogged

product.



The gross margin in the first of fiscal 1996 was

approximately 24% compared with approximately 21% for the

first quarter of the prior year.



Product development expenses were approximately $0.2

million, or 6% of net revenues during the current quarter

compared to approximately $0.2 million, or 4% of net

revenues in the first quarter of 1995.



Selling, general and administrative expenses were

approximately $0.8 million, or 34% of net revenues during

the first quarter of 1996 compared to $0.7 million or 12%

of net revenues reported in the first quarter of 1995.

Prior year's results include a $125,000 reversal of an

unrealized employee termination package. Additionally,

the Company has  increased commissions and CO-OP

advertising allowances in an effort to sell more product.



The Company reported a loss from operations of

approximately $0.4 million during the current quarter

versus income from operations of approximately $0.1

million in the first quarter of 1995. The decline in

revenue is primarily responsible for the difference

between the results of the first quarter of  1996 and

1995.



Liquidity and Capital Resources



Cash and cash equivalents increased from $32,000 as of

December 31, 1995 to $222,000 as of March 31, 1996. This

increase was due primarily to positive cash flows from

financing activities less cash used in operating

activities.



On November 14, 1994, DTC arranged a private line of

credit for $300,000 from CMC/TOPAZ Industries, Inc. This

line of credit has subsequently been increased to

$700,000. The terms of this line of credit are 2 points

on each draw down plus 12% per annum. Each draw down

matures at the end of a 60 day period. As of December 31

1995 there was no outstanding balance. As of March 31,

1996 the outstanding balance was $513,000.



At December 31, 1995, DTC owed $1,728,000 to DTC

Technology Corporation. This debt was collateralized by a

secured interest in  receivables and inventories. At the

end of fiscal 1995, this interest rate was 9.5% which was

 .5% over prime. As of March 31, 199, this debt had been

converted to equity as provided in the Credit Assignment

and Liquidation Agreement between the two parties.

                  PHOTONICS CORPORATION

                          FORM 10-QSB







On August 31, 1995, the Comapny, together with DTC,

announced that they had executed an agreement under which

the Company would acquire all the assets and certain

liabilities of DTC in exchange for the issuance to DTC of

shares and/or rights to shares of common stock

representing 77.5% of Photonics outstanding common stock

(the "Acquisition"). The Acquisition became effective

March 5, 1996.The transaction treated as a purchase for

accounting purposes and DTC is considered athe acquiarer.

Accordingly, the assets and liabilities of Photonics

Corporation were recorded at fair value, and the

historical results of operations of the combined entity

will be those of DTC.



                  PHOTONICS CORPORATION

                     FORM 10-QSB



PART II   OTHER INFORMATION



   ITEM 1   Not Applicable



   ITEM 2   Changes in Securities -



Effective February 9, 1996, the Common Stock of the

Company was subject to a 1 for 5 reverse split.

Outstanding Common Stock as of the effective date was

4,439,712. These shares were converted to 887,942 shares

post split. As a result of the split the Company was

issued a new CUSIP number, 7193W207, and a new stock

symbol, PHOX.



Effective March 5, 1996, the Company purchased all of the

assets and certain liabilities of DTC Data Technology

Corporation ("DTC") in exchange for 3,441,041 shares of

the Company's Common Stock and a reserve of 150,752

shares to satisfy the assumption of the outstanding DTC

stock options. Subsequent to the acquisition, the Company

had 4,328,984 shares of Common Stock outstanding.



   ITEM 3   Not Applicable



   ITEM 4   Submission of Matters of a Vote of Security

Holders



A Special Meeting of Shareholders of Photonics

Corporation, a California corporation ("Photonics"), was

held at 9:00 a.m., local time, on February 6, 1996 at

1515 Centre Pointe Drive, Milpitas, California 95035,

(the "Special Meeting"), for the following purposes:



   1. To consider and vote upon a proposal to approve and

adopt the Asset Purchase Agreement dated as of August 31,

1995 and as amended on September 29, 1995 and December

15, 1995 (the "Agreement") between Photonics and DTC Data

Technology Corporation, a Delaware corporation ("DTC")

whereby among other things, Photonics would purchase all

assets and assume certain liabilities of DTC, and would

issue 3,441,434 shares of Photonics Common Stock to DTC

and assume all DTC currently outstanding options. An

aggregate of 172,405 shares of Photonics Common Stock

would be issuable upon exercise of assumed DTC options.

The results of the vote are as follows: for -2,906,857,

against - 51,867, and abstaining - 28,925.



   2. To consider and vote upon a proposal to amend

Photonics' Article of Incorporation to provide for a

one-for-five reverse split of Photonics' Common Stock.

The results of the vote are as follows: for - 4,047,697,

against - 104,717, and abstaining - 33,475.



   3. To consider and vote upon a proposal to amend

Photonics' Bylaws to increase the authorized size of the

Board of Directors of Photonics to a number between seven

and nine, with the exact number fixed at seven. The

results of the vote are as follows: for - 4,123,082,

against - 70,607, and abstaining - 21,025.



The foregoing items of business are more fully described

in the Joint Proxy Statement / Prospectus which

accompanied the Notice of Special Meeting.



   ITEM 5   Not Applicable



   ITEM 6   Not Applicable

                  PHOTONICS CORPORATION

                     FORM 10-QSB





SIGNATURE



Pursuant to the requirements of  Section 3 or 15(d) of

the Securities Exchange Act of 1934, the Registrant has

duly caused this report to be signed on its behalf by the

undersigned, thereunto duly authorized.



DTC DATA TECHNOLOGY CORPORATION



Date: __________________________

By:___W. Morris Chubb___________

CHIEF FINANCIAL OFFICER