Form 10QSB/A
period 1996-06-30
PHOTONICS CORP
filed 1996-09-18
CIK 912844

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE
ACT OF 1934

                        Commission file number 0-22514
                             PHOTONICS CORPORATION
            (Exact name of registrant as specified in its charter)

                                  CALIFORNIA
        (State of other jurisdiction of incorporation or organization)

                                  77-0102343
                    (I.R.S. Employer Identification Number)


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

                        COMMON STOCK, $0.001 PAR VALUE
                                    (Class)

                                   4,328,984
                       (Outstanding at August 12, 1996)

       (THIS PAGE INTENTIONALLY LEFT BLANK)111PHOTONICS CORPORATION

                                FORM 10-QSB

                    FOR THE QUARTER ENDED JUNE 30, 1996


                                   INDEX

                                                             PAGE NUMBER
PART I        FINANCIAL INFORMATION

    ITEM 1    Consolidated Interim Financial Statements  . .        2

              Consolidated Balance Sheet as of June 30, 1996
              and December 31 1995   . . . . . . . . . . . .        3

              Consolidated Statements of Operations for the Three
              and Six Months Ended June 30, 1996and 1995 . .        4

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1996 and 1995  . . .        5

              Notes to Consolidated Financial Statements . .        6

    ITEM 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . .        8

PART II       OTHER INFORMATION

    ITEM 1    Legal Proceedings   .  . . . . . . . . . . . .       10

    ITEM 2    Changes in Securities  . . . . . . . . . . . .       10

    ITEM 3    Defaults Upon Senior Securities    . . . . . .       10

    ITEM 4    Submission of Matters of a Vote of Security
              Holders    . . . . . . . . . . . . . . . . . .       10

    ITEM 5    Other Information  . . . . . . . . . . . . . .       10

    ITEM 6    Exhibits and Reports on Form 8-K   . . . . . .       10

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

                                   PHOTONICS CORPORATION
                                Consolidated Balance Sheet
                  (amounts in thousands, except share data and par value)

                                                                               June 30,1996
ASSETS                                                                          (unaudited)
        CURRENT ASSETS:
               Cash and cash equivalents                                                121
               Accounts receivable                                                     1554
               Inventories                                                             1061
               Prepaid expenses and other current assets                                309
                       Total current assets                                            3045
               Furniture and equipment                                                  192
               Other assets                                                              14
                       Total assets                                                    3251
LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)
        CURRENT LIABILITIES:
               Notes payable                                                            312
               Current portion of long term liabilities                                   0
               Accounts payable                                                        2611
               Accrued liabilities                                                     2285
                       Total current liabilities                                       5208
               Long term liabilities                                                      0
               Deferred foreign taxes                                                  1800
                       Total liabilities                                               7008
               Minority interest in subsidiaries                                        125
        SHAREHOLDERS' EQUITY (DEFICIENCY):
               Common stock                                                               4
               Additional paid in capital                                             44098
               Treasury stock                                                             0
               Capital stock subscribed                                                   0
               Accumulated deficit                                                   -48138
               Total shareholders' equity (deficiency)                                  154
                       Total shareholders' equity (deficiency)                        -3882
                       Total liabilities and shareholders' equity                      3251

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        FINANCIAL STATEMENTS

                                  PHOTONICS CORPORATION
                          Consolidated Statements of Operations
                      (amounts in thousands, except per share data)
                                       (unaudited)
                                                                  Six months ended
                                                                      June 30,
                                                               1996              1995
Revenues:
        Product sales                                              4225              8716

Costs and expenses:
        Cost of Revenue                                            3194              6908
        Research and development                                    344               419
        Selling, general and administrative                        1563              1392
        Loss on disposal of assets and divestiture of                 0               242
        business unit
                 Income (loss) from operations                     -876              -245

Interest income (expense) and other, net                            -10                24

                 Profit (loss) before taxes                        -886              -221

Provision for taxes                                                   1                 1

                 Net Income (loss)                                 -887              -222

Net income (loss) per share                                       -0.23             -0.09



Shares used in per share calculation                                         Shares used

                                                                             in per share

                                                                             calculation
                                                                3890467           2573066





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
         CONSOLIDATED FINANCIAL STATEMENTS

                                        PHOTONICS CORPORATION
                                Consolidated Statements of Cash Flows
                                       (amounts in thousands)
                                             (unaudited)
                                                                            Six Months Ended
                                                                                June 30,
                                                                         1996               1995
Cash flows from operating activities:
        Net income (loss)                                                    -887               -222
        Adjustments to reconcile net loss to net cash used in
        operating activities:
               Depreciation                                                    66                 56
               Loss on disposal of QPI
               Loss on disposal of fixed assets
               Changes in operating assets and liabilities:
                         Accounts receivable                                   88                467
                         Inventories                                         -287               -845
                         Deposits and prepaid expenses                       -154               1296
                         Notes payable - current portion                      312              -1903
                         Accounts payable                                      34                 77
                         Accrued liabilities                                 -288               -184
Net cash used in operating activities                                       -1116              -1258
Cash flows from investing activities:
        Acquisition of furniture and equipment                               -213                -85
        Sale or redemption of short-term investments
Net cash used in investing activities                                        -213                -85
Cash flows from financing activities:
        Proceeds from capital stock subscriptions and private                 100               1246
        placement
        Proceeds resulting from the DTC acquisition                          1347
        Repurchase of treasury stock                                                             -42
        Other equity transactions
        Borrowings (repayments) of other debt
        Borrowings (repayments) of notes payable and bank borrowings          -28                -86
        Borrowings (repayments) of bank borrowings
Net cash provided by financing activities                                    1419               1118
Net decrease (increase) in cash and cash equivalents                           90               -225
Cash and cash equivalents at beginning of year                                 31                239
Cash and cash equivalents at end of period                                    121                 14


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
         CONSOLIDATED FINANCIAL STATEMENTS

             PHOTONICS CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1996
                  (Unaudited)

1.    Summary of Significant Accounting
Policies

Effective March 5, 1996, Photonics Corporation, the Company, acquired all the assets and certain liabilities of DTC Data Technology
Corporation (DTC) in exchange for the issuance to DTC of shares and rights to shares of common stock representing 77.5% of the Company's outstanding stock. The transaction was treated as a purchase for accounting purposes and DTC is considered the acquirer. Accordingly, the financial statements and accounting policies presented here are those of DTC and should be read in conjunction with DTC's Form 10-K for the year ended February 28, 1996. Although, DTC is considered the acquirer, the Company is the registrant and therefore the Company retains its December 31 year end. Accordingly, the Consolidated Balance Sheet for June 30, 1996 is that of the combined company and the Consolidated Balance Sheet for December 31,
1995 is that of DTC. The Consolidated Statement of Operations for the Six Months Ended June 30,
1996 contains two months of operations of DTC prior to the acquisition and four months of the combined Company and is compared with the Consolidated Statement of Operations for the Six Months Ended June 30, 1995 which contains six months of operations for DTC only. The
Consolidated Statement of Cash Flows for the
Six Months Ended June 30, 1996 contains two months of operations of DTC prior to the acquisition and four months of the combined
Company and is compared with the Consolidated
Statement of Cash Flows for the Six Months
Ended June 30, 1995 which contains six months of operations for DTC only.

2. Loss per Share

For the six months ended June 30,1996, the loss per share has been computed based on the weighted average number of shares outstanding after reflecting the effect of the 1 for 5 reverse split of the Company's common stock which became effective February 12, 1996. For the six months ended June 30, 1995, loss per share was computed based on the weighted average number of shares outstanding after reflecting the effect of the exchange of
 .147853 shares of the Company  for DTC shares.

3. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market, and include material, labor and attributable overhead.

   Inventories consist of the following (in
                  thousands):

                                                            June 30,                  December 31,
                                                                1996                          1996
                                                         (unaudited)                   (unaudited)
Raw materials and purchased parts                                304                            95
Work-in-process                                                  168                           247
Finished Goods                                                   589                           432
                                                                1061                           774

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

Property and equipment consisted of the
following (in thousands):


                                                                       June 30,                December 31, 1996
                                                                           1996                      (unaudited)
                                                                    (unaudited)
Machinery and Equipment                                                    2483                             2174
Furniture and fixtures                                                      979                              471
Leasehold Improvements                                                      144                               94
Total                                                                      3606                             2739
Less accumulated depreciation and amortization                             3414                             2694
                                                                            192                               45

PHOTONICS CORPORATION

                FORM 10-QSB

ITEM 2      MANAGEMENT'S DISCUSSION AND
ANALYSIS

RESULTS OF OPERATIONS

Net revenues for the six months ended June
30, 1996 total $4,225,000, a decrease of
approximately $4,491,000 or 52% reduction from the $8,716,000 reported for the six months ended June 30, 1995. The decline in revenues can be attributed to i) a change in standards for high end PC's which placed the IDE controller on the motherboard obviating the need for DTC's IDE controller card and ii) a shortage of working capital which has slowed the delivery of backlogged product.

The gross margin for the six months ended
June 30, 1996 was approximately 24%
compared with approximately 21% for the six months ended June 30, 1995.

Product development expenses were
approximately $344,000, or 8% of net
revenues for the six months ended June 30, 1996 compared to approximately $419,000, or 5% of net revenues or the six months ended
June 30, 1995.

Selling, general and administrative
expenses were approximately $1,563,000 or
37% of net revenues for the six months
ended June 30, 1996 compared to $1,392,000 or 16% of net revenues reported for the six months ended June 30, 1995.

There was no gain or loss on disposal of assets and divestiture of business unit for the six months ended June 30, 1996 compared to a loss of $242,000 reported for the six months ended June 30, 1995.

The Company reported a loss from operations of approximately $876,000 for the six months ended June 30, 1996 versus a loss from operations of approximately $221,000 for the six months ended June 30, 1995. The decline in revenue and the corresponding decline in gross margin is primarily responsible for the difference between the results of the for the six months ended
June 30, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $31,000 as of December 31, 1995 to $121,000 as of June 30, 1996. This increase was due primarily to positive cash flows from financing activities less cash used in operating activities.

On November 14, 1994, DTC arranged a
private line of credit for $300,000 from CMC/TOPAZ Industries, Inc. This line of credit has subsequently been increased to $700,000. The terms of this line of credit are 2 points on each draw down plus 12% per annum. Each draw down matures at the end of a 60 day period. As of December 31 1995 there was no outstanding balance. As of June 30, 1996 the outstanding balance was $513,000.

At December 31, 1995, DTC owed $1,728,000
to DTC Technology Corporation. This debt was collateralized by a secured interest in receivables and inventories. At the end of fiscal 1995, this interest rate was 9.5% which was 0.5% over prime. As of March 31, 1996, this debt had been converted to equity as provided in the Credit Assignment and Liquidation Agreement between the two parties.

           PHOTONICS CORPORATION
                  FORM 10-QSB



On August 31, 1995, the Company, together with DTC, announced that they had executed an agreement under which the Company would acquire all the assets and certain liabilities of DTC in exchange for the issuance to DTC of shares and/or rights to shares of common stock representing 77.5% of Photonics outstanding common stock (the
"Acquisition"). The Acquisition became
effective March 5, 1996. The transaction was treated as a purchase for accounting purposes and DTC is considered the acquirer. Accordingly, the assets and liabilities of Photonics Corporation were recorded at fair value, and the historical results of operations of the combined entity are those of DTC.

On June 14, 1996, the Company signed an
agreement with National Business Finance,
Inc., of Denver, Colorado ("NBFI") which would allow the Company to factor receivables acceptable to NBFI. In the agreement, NBFI will advance 80% of qualified receivables and will discount the invoice 1% for the first 10 days.
Thereafter the carrying charge for the
advance is calculated at 1/15% per day on outstanding balances. This equates to an effective rate for the typical Photonics receivable of <plus-minus> 28% per annum.
As of June 30, 1996, the Company's
outstanding balance to NBFI was $160,340.
           PHOTONICS CORPORATION

              FORM 10-QSB


PART II   OTHER INFORMATION

      ITEM 1   Legal Proceedings -
               Not Applicable

      ITEM 2   Changes in Securities -
               Not Applicable

      ITEM 3   Defaults Upon Senior
Securities -
               Not Applicable

      ITEM 4   Submission of Matters of a
Vote of Security Holders -
               Not Applicable

      ITEM 5   Other Information -
               Not Applicable

      ITEM 6   Exhibits and Reports on Form
8-K -
               Not Applicable

           PHOTONICS CORPORATION
              FORM 10-QSB


                 SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DTC DATA TECHNOLOGY CORPORATION

Date: __________________________
By:______________________________
  W. MORRIS CHUBB
  CHIEF FINANCIAL OFFICER