Form 10QSB/A
period 1996-03-31
PHOTONICS CORP
filed 1996-11-07
CIK 912844

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

                        COMMON STOCK, $0.001 PAR VALUE
                                    (Class)

                                   4,328,984
                        (Outstanding at June 14, 1996)

                           PHOTONICS CORPORATION
                               FORM 10-QSB/A
                   FOR THE QUARTER ENDED MARCH 31, 1996


                                   INDEX

                                                          PAGE NUMBER
PART I            FINANCIAL INFORMATION

    ITEM 1    Consolidated Interim Financial Statements   .      2

              Consolidated Balance Sheet as of March 31,
              1996 and 1996 and December 31 1995  . . . . .      3

              Consolidated Statements of Operations for
              Months Ended March 31, 1996 and 1995  . . . .      4

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1996 and 1995  .      5

              Notes to Consolidated Financial Statements  .      6

    ITEM 2    Management's Discussion and Analysis of
              Financial Condition and Results of Operations      8

PART II               OTHER INFORMATION

    ITEM 1    Legal Proceedings. .  . . . . . . . . . . . .      10

    ITEM 2    Changes in Securities . . . . . . . . . . . .      10

    ITEM 3    Defaults Upon Senior Securities   . . . . . .      10

    ITEM 4    Submission of Matters of a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . .      10

    ITEM 5    Other Information . . . . . . . . . . . . . .      10

    ITEM 6    Exhibits and Reports on Form 8-K    . . . . .      11

                           PHOTONICS CORPORATION
                               FORM 10-QSB/A
                   FOR THE QUARTER ENDED MARCH 31, 1996



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         27.1  FINANCIAL DATA SCHEDULE

                           PHOTONICS CORPORATION
                               FORM 10-QSB/A


                                   SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DTC DATA TECHNOLOGY CORPORATION

Date: 6 NOVEMBER 1996                     By:/S/ W. MORRIS CHUBB
                                             W. MORRIS CHUBB
                                             CHIEF FINANCIAL OFFICER