Form 10QSB/A
period 1996-06-30
PHOTONICS CORP
filed 1996-11-07
CIK 912844

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

                           PHOTONICS CORPORATION
                                FORM 10-QSB

                    FOR THE QUARTER ENDED JUNE 30, 1996


                                   INDEX

                                                             PAGE NUMBER
PART I        FINANCIAL INFORMATION

    ITEM 1    Consolidated Interim Financial Statements   .         2

              Consolidated Balance Sheet as of June 30,
              1996 and December 31 1995   . . . . . . . . .    .    3

              Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1996 and 1995     4

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1996 and 1995 . . .         5

              Notes to Consolidated Financial Statements  .         6

    ITEM 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . .         8

PART II       OTHER INFORMATION

    ITEM 1    Legal Proceedings. .  . . . . . . . . . . . .         10

    ITEM 2    Changes in Securities . . . . . . . . . . . .         10

    ITEM 3    Defaults Upon Senior Securities   . . . . . .         10

    ITEM 4    Submission of Matters of a Vote of Security
              Holders   . . . . . . . . . . . . . . . . . .         10

    ITEM 5    Other Information . . . . . . . . . . . . . .         10

    ITEM 6    Exhibits and Reports on Form 8-K  . . . . . .         10

                                  PHOTONICS CORPORATION
                               Consolidated Balance Sheet
                 (amounts in thousands, except share data and par value)

                                                           June 30,1996          December
ASSETS                                                      (unaudited)           31,1996
                                                                              (unaudited)
      CURRENT ASSETS:
            Cash and cash equivalents                               121                31
            Accounts receivable                                    1554              1642
            Inventories                                            1061               774
            Prepaid expenses and other current assets               309               155
                  Total current assets                             3045              2602
            Furniture and equipment                                 192                45
            Other assets                                             14                14
                  Total assets                                     3251              2661
LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)
      CURRENT LIABILITIES:
            Notes payable                                           312                 0
            Current portion of long term liabilities                  0               155
            Accounts payable                                       2611              2577
            Accrued liabilities                                    2285              2573
                  Total current liabilities                        5208              5305
            Long term liabilities                                     0              1573
            Deferred foreign taxes                                 1800              1800
                  Total liabilities                                7008              8678
            Minority interest in subsidiaries                       125               125
      SHAREHOLDERS' EQUITY (DEFICIENCY):
            Common stock                                              4                18
            Additional paid in capital                            44098             40914
            Treasury stock                                            0              -477
            Capital stock subscribed                                  0               500
            Accumulated deficit                                  -48138            -47251
            Total shareholders' equity (deficiency)                 154               154
                  Total shareholders' equity (deficiency)         -3882             -6142
                  Total liabilities and shareholders'              3251              2661
                  equity


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                                  PHOTONICS CORPORATION
                          Consolidated Statements of Operations
                      (amounts in thousands, except per share data)
                                       (unaudited)
                                         Three months ended        Six months ended
                                              June 30,                 June 30,
                                            1996          1995    1996           1995
Revenues:
       Product sales                        1728          2868        4225          8716

Costs and expenses:
       Cost of Revenue                      1307          2294        3194          6908
       Research and development              250           268         344           419
       Selling, general and                  660           652        1563          1392
       administrative
       Loss on disposal of assets and          0             0           0           242
       divestiture of business unit
               Income (loss) from           -489          -346        -876          -245

               operations

Interest income (expense) and other,         -18            19         -10            24

net

               Profit (loss) before         -507          -327        -886          -221

               taxes

Provision for taxes                            1             1           1             1

               Net Income (loss)            -508          -328        -887          -222

Net income (loss) per share                -0.12         -0.12       -0.23         -0.09



Shares used in per share calculation                                          Shares

                                                                              used in

                                                                              per share

                                                                              calculation
                                         4332239       2678607     3898267       2530723





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

      (a)   Exhibits

               27.1  Financial Data Schedule

                    PHOTONICS CORPORATION
                      FORM 10-QSB


                          SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DTC DATA TECHNOLOGY
CORPORATION

Date: NOVEMBER 7, 1996                    By:/S/ W. MORRIS
CHUBB
                                             W. MORRIS CHUBB
                                             CHIEF FINANCIAL
OFFICER