Form 10QSB
period 1996-09-30
PHOTONICS CORP
filed 1996-11-14
CIK 912844

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


[]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE
ACT OF 1934


                        Commission file number 0-22514
                             PHOTONICS CORPORATION
          (Name of Small Business Issuer as specified in its charter)

                                  CALIFORNIA
        (State of other jurisdiction of incorporation or organization)

                                  77-0102343
                    (I.R.S. Employer Identification Number)


                           1515 CENTRE POINTE DRIVE
                              MILPITAS, CA 95035
                   (Address of principal executive offices)

                   Issuer's telephone number: (408) 942-4000


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

                        COMMON STOCK, $0.001 PAR VALUE
                                    (Class)

                                   4,329,144
                       (Outstanding at November 8, 1996)

         (THIS PAGE INTENTIONALLY LEFT BLANK)111PHOTONICS CORPORATION

                                  FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX
                                                             PAGE NUMBER
INTRODUCTION  PHOTONICS CORPORATION
              Summary                                               2
              The Market                                            2
              The Competition                                       3
              The Strategy                                          3
              Products                                              4
              Intellectual Property                                 4
              Talent                                                5
              Sales, Distribution and Customer Service              5
              Research & Development                                5
              Manufacturing                                         6
              Current Developments                                  6
              Private Financing                                     6

PART I        FINANCIAL INFORMATION

    ITEM 1    Consolidated Interim Financial Statements   .         8

              Consolidated Balance Sheet as of September 30,
              1996 and December 31 1995   . . . . . . . . .         9

              Consolidated Statements of Operations for the Three
              and Six Months Ended September 30, 1996 and 1995      10

              Consolidated Statements of Cash Flows for the
              Six Months Ended September 30, 1996 and 1995.         11

              Notes to Consolidated Financial Statements  .         12

    ITEM 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . .         14

PART II       OTHER INFORMATION

    ITEM 1    Legal Proceedings. .  . . . . . . . . . . . .         16

    ITEM 2    Changes in Securities . . . . . . . . . . . .         16

    ITEM 3    Defaults Upon Senior Securities   . . . . . .         16

    ITEM 4    Submission of Matters of a Vote of Security
              Holders   . . . . . . . . . . . . . . . . . .         16

    ITEM 5    Other Information . . . . . . . . . . . . . .         16

    ITEM 6    Exhibits and Reports on Form 8-K  . . . . . .         16

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth below and elsewhere in this report. The industry in which the Company competes is characterized by extreme rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth will depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of customers. While the Company has invested in new products and processes, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

SUMMARY

Photonics Corporation, doing business as DTC Data Technology ("DTC" or "Company"), designs, develops and markets Integrated Device Electronics ("IDE") and Small Computer Systems Interface ("SCSI") disk controllers and Input / Output ("I/O") products for personal computers. Disk controllers provide the interface between the computer and hard drive(s) while I/O products provide the interface between the computer and peripheral devices such as a mouse, modem or printer. In late 1994 and early 1995, DTC Data Technology Corporation became the leading supplier of after market IDE controller cards, shipping as many as 120,000 cards per month (shipments have shrunk, in the current quarter, to 30,000 cards per month, see discussion below). During this time DTC Data Technology Corporation established low cost contract manufacturing capability, developed comprehensive distribution channels and established strong name and trademark recognition. Photonics having acquired DTC Data Technology Corporation in March 1996, intends to use DTC's established name recognition and eventually rename the company DTC Data Technology Corporation.

During the third quarter of 1996, the Company's shipments of IDE controller cards were reduced to approximately 30,000 units per month due in part to the shrinking market (see discussion below) and due in part to product availability. Lacking adequate working capital, the Company was unable to obtain enough products to meet customer demands. These potential sales were lost forever as customers turned to other suppliers to meet their needs. At the current shipping rate, the Company is not meeting its operating expenses. With the shrinking of IDE market, the Company has developed a new product strategy, as described below, and needs to raise capital to finance its plans.

THE MARKET

Today, the market for IDE controller cards is in decline because Intel, which dominates the personal computer ("PC") motherboard market, has incorporated the IDE controller function onto its motherboards. While the Company intends to continue to sell IDE controller cards as long as there exists a market for these products, it is the Company's intention to base its future on a new line of SCSI controller cards.

According to InfoCorp of Santa Clara, CA, sales of SCSI disk controllers were $994 million in 1995. This represents a compound annual rate of growth of 49% from $202 million in 1991. The continued increase in THE number of workstations, network and Internet web site file servers, using SCSI controllers, has fueled this growth. Alternatives to SCSI controllers, such as SSA (Serial SCSI Architecture) and Fibre Channel are newer technologies which may still be years away from general acceptance due to their lack of product standards and the continuous improvements of SCSI controllers. While the SCSI market is forecast to grow at least 25% per year for the next 5 years, there




                             PHOTONICS CORPORATION
                                  FORM 10-QSB


can be no assurances that the SCSI market won't be replaced by an alternative technology.

The SCSI market today has one dominate supplier, Adaptec Inc. With calendar year 1995 revenues of $593 million, Adaptec controls nearly 60% of the SCSI market and has posted growth greater than 39% in each of the last two years. Consistent with prior periods, the year to year growth in Adaptec's third quarter 1996 revenues of $215 million was 44% with gross margins of 56%. Both Adaptec's growth and gross margins are higher than the industry average. In addition to Adaptec, there are about a dozen other SCSI suppliers, each with revenues less than $50 million.

The SCSI protocol is not precise which causes each company's SCSI offering to be vendor unique and incompatible with the products of the other vendors. Adaptec was the first company to focus on the SCSI market and, because of its domination in the SCSI market from the beginning, its products have become the de facto industry standard. The continued incompatibility among the competing products of all other vendors has allowed Adaptec to remain the dominant SCSI supplier in the market even with its premium pricing strategy. Customers who are unwilling to deal with current or future compatibility issues have had no alternative but to purchase the Adaptec solution at a significant premium. Without an Adaptec compatible solution, neither DTC nor any other SCSI supplier can provide Adaptec customers an acceptable alternative.

THE COMPETITION

Besides DTC, which currently markets non-Adaptec compatible SCSI products, and Adaptec, the other current suppliers of SCSI products are: Acculogic, Always, DPT, Advanced System Products, CMD, Forex, LDP, Mylex, Promise, Q Logic, SIIG and Symbios ("Other Competitors"). Trantor, Future Domain and Buslogic, each of which was a recent independent supplier in the SCSI market, have been acquired in the last two years. Currently, none of the Other Competitors offers an Adaptec compatible solution and each tries to differentiate its products with higher performance at prices lower than that of Adaptec. None of these Other Competitors has been able to achieve a significant lasting success with their SCSI products either in terms of market share or profitability.

THE STRATEGY

THE COMPANY'S STRATEGY IS TO DEVELOP A FAMILY OF ADAPTEC COMPATIBLE SCSI CONTROLLER CARDS WITH A SUPERIOR VALUE TO THE MARKET'S CURRENT OFFERINGS.

DTC has been in the SCSI market since 1990 and has, in the past, developed several high performance (non-Adaptec-compatible) SCSI products. These products, as with the products of the Other Competitors, have not gained general market acceptance and there can be no assurances that general market acceptance can be attained with DTC's proposed Adaptec compatible products.

Although the engineering resources of the Company have been reduced due to the decline of the IDE market, both of the key hardware and software managers who engineered the Company's previous SCSI products are still with the Company. As a result of the Company's prior success in the highly competitive IDE market, the Company has developed access to low cost contract manufacturing, learned to operate on low overheads, developed strong name recognition, and established broad sales channels. With the stated strategy and the above mentioned strengths, the Company believes it will be in the unique position to be able to offer SCSI users a cost effective Adaptec compatible product.

The Company's strategy is similar to that used by the PC clone manufacturers to establish themselves in the PC market. IBM was one of the first to enter the personal computer market and established itself as the de facto standard. Initially, clone manufactures offered their alternatives at a price lower than IBM's, however these offerings were not totally IBM compatible. IBM was able to remain dominate until the clone manufactures, led by Compaq, began producing an IBM compatible PC. Today, IBM is no longer the dominant supplier

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


and shares the market with Compaq, Dell, Gateway, Packard Bell and others.

The Company believes that, if it can become entrenched in the market and satisfy the customers' needs for an alternative SCSI solution, any potential new competitors may be left with few opportunities for market expansion. There are, however, no assurances that the Company can design, develop, or market such an Adaptec compatible product or that the Company can effectively use its earlier established sales channels. Furthermore, Adaptec has significant financial, legal, and marketing resources. A focused response by Adaptec, against DTC, might have severe impact on the Company's ability to succeed with this strategy.

PRODUCTS

The Company will, for a time, continue to market its IDE and I/O product cards, although they no longer generate sufficient operating income to meet the Company's operating costs.

In October 1996, the Company started marketing a low end Adaptec compatible ISA-SCSI product based on its proprietary DTC50C18 chip. This low-end product is intended to be marketed to Original Equipment Manufacturers ("OEM") and Value Added Retailers ("VAR") who could "bundle" such a controller card with their SCSI peripherals such as scanners or CD-ROMs. This low end market, which represents 10% to 20% of the overall SCSI market, commands low prices and is much more cost competitive than the high end market. Although the Company believes it can be cost competitive and generate a profit with these low end products, there can be no assurances that it can either book sufficient sales or maintain adequate margins to justify its entry into this market. As of November 1, 1996, the Company had yet to receive any large orders for this product and there can be no assurances that the Company can, even with a lower unit sales price, convince the OEMs and VARs to switch to DTC.

The Company is in the process of developing a family of high end Adaptec compatible PCI-SCSI products which would include high performance features that are not currently found on Adaptec products. While the Company believes that the new SCSI products, selling at a lower unit price and having certain high performance features will represent an attractive alternative to the Other Competitors' and Adaptec's offerings, there can be no assurances that the users of these SCSI products will embrace the new DTC offerings.

The Company is committed to continuous product improvement which the Company believes is necessary for greater market penetration of its Adaptec compatible SCSI products.

INTELLECTUAL PROPERTY

The Company has studied the intellectual property issues (and performed patent searches) related to the SCSI products which it intends to market and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of its proposed line of Adaptec compatible SCSI products. However, there can be no assurances that such legal challenges will not come and will not adversely affect the design, development or marketing of the Adaptec compatible SCSI product.

Software is an important ingredient for success in the controller market. DTC has a large library of copyrighted IDE and SCSI software drivers and utilities for various operating systems including DOS, OS/2, UNIX, Novell, Windows 3.1, and Windows 95. DTC, having designed several SCSI and IDE ASICs, recently acquired the design rights to the ASIC used in its low end DTC50C18 ISA-SCSI product. However, there are no assurances that any SCSI competitor might not file and / or be awarded a patent or copyright that might prevent the Company from pursuing its SCSI strategy.




                             PHOTONICS CORPORATION
                                  FORM 10-QSB


EMPLOYEES

The Company has worked on the development of SCSI based devices since 1990 and believes that it has the technical resources needed to design and develop the proposed Adaptec compatible SCSI products. The Company intends to further augment its technical staff in order to accelerate the SCSI developments. In addition, the Company believes that its general management is both adequate for the current position of the Company and capable of executing its plans regarding the Adaptec compatible market. The Company plans to hire additional employees as needed to deliver and gain market acceptance for the new Adaptec compatible products.

SALES, DISTRIBUTION AND CUSTOMER SERVICE

The Company currently sells its products through domestic and international independent distributors, computer retailers and OEMs. In the United States and Canada, the Company sells to 15 of the top 20 national distributors to the computer industry including Ingram Micro, Merisel, Tech Data, Ameriquest and Globelle (the top five distributors) who in turn distribute the Company's products to smaller retailers, OEMs and VARs. The Company also sells its products in the United States and Canada to large national computer retailers such as CompUSA, Computer City, Best Buy and Micro-Center. These distributors and national computer retailers are substantially identical to those used by Adaptec and there can be no assurances that Adaptec will not use its influence, as the market leader, to minimize DTC's marketing and sales effort in these distribution channels. In addition, the Company also sells and has sold its products on an OEM basis to PC System and subsystem manufacturers such as Acer, Creative Labs, Diamond Computer, Gateway, Goldstar, Mitsumi, and Turtle Beach. These OEMs also use products supplied by Adaptec and there can be no assurances that Adaptec will not use its influence, as the market leader, to minimize DTC's marketing and sales effort with this distribution channel. With the current decline in sales and the limitations on product availability, the Company's access to these channels of distribution has diminished and there can be no assurances that these distributors, national computer retailers, or OEMs will continue to purchase the Company's products.

The Company's customer service and technical support organization is located in Milpitas, California and provides customers with software driver updates, upgrade programs and warranty service. The technical support personnel assist end users and distributors via telephone, fax-back facsimile services, a 24 hour bulletin board service and an Internet Web site (WWW.datatechnology.com).

As is common practice in the personal computer industry, the Company frequently grants distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases, as well as price protection. There can be no assurances that the Company's current allowances will be sufficient or that any future returns or price changes will not have a material adverse effect on operating results.

RESEARCH & DEVELOPMENT

The Company believes that continued investment in research and development is critical to successful new product introductions, which address market needs, on a timely and cost effective basis. DTC's knowledge and expertise in SCSI predates the founding of Adaptec and the Company has completed similar SCSI projects in the past. There can be no assurances, however, that the Company can design and develop this new line of SCSI products.

The Company has just completed the development of its low end Adaptec compatible ISA-SCSI line of products. For the high end PCI-SCSI product family, the Company has completed the architectural and product specifications for the Application Specific Integrated Circuit ("ASIC") and plans to outsource the design phase of the ASIC to another firm. This practice is intended to allow the Company to focus on its own SCSI expertise and leverage the ASIC knowledge of the outside design firm thereby reducing the cost and

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


time to market. Development of the Adaptec compatible high end PCI-SCSI products as well as a number of enhancements to the IDE and I/O products, the Company currently markets, are in process. There can be no assurances, however, that the efforts of the outside design firm will yield a viable ASIC that will have the desired functionality or compatibility.

MANUFACTURING

Over the years the Company has developed business relationships with various contract board manufacturers in the Far East which currently supply DTC with highly cost competitive finished product. It is the Company's intention to continue utilizing these sources of production. Not having to invest in capital equipment and/or purchase raw material inventories and being able to take advantage of the lower cost of labor and overhead utilized by such contract manufacturers, the Company believes that it will be able to conserve its cash position, allow the Company greater operational flexibility and keep the Company focused on its areas of expertise. There can, however, be no assurances that these manufacturing sources will remain available to DTC and that they can produce the quality of product the Company will need in the future.

CURRENT DEVELOPMENTS

The Company has recently developed a family of low end compatible Adaptec ISA-SCSI controller cards based on its proprietary DTC50C18 chip. Management believes that the introduction of this Adaptec compatible product line paves the way for the future introduction of the high end line of PCI-SCSI products as discussed above. Shipment of samples of the low end Adaptec compatible products began in October 1996 and shipment in quantities are anticipated in the fourth quarter of 1996. The Company has yet to receive any large orders for this product and there can be no assurances that the Company can, even with a lower unit sales price, convince the OEMs and VARs to switch from their existing suppliers to DTC.

The architectural design and product specifications for the high end PCI-SCSI Adaptec compatible ASIC chip that would yield the PCI-SCSI products mentioned above have been completed and the Company has received preliminary bids from various firms for the ASIC chip design. Additionally, the tools have already been created which would allow the Company to debug and verify the operation of its design. The Company believes that, given the progress to date, the first high end Adaptec compatible SCSI disk controllers can be commercially available within eight months after the successful completion of the Private Financing discussed below. Even if the Company succeeds in raising the sought after funds, there can be no assurances that the development of the ASIC would not be beyond the financial capabilities of the Company. Should the Company be unable to complete the proposed financing, there can be no assurances that the proposed SCSI plan can be executed or that the Company can continue to be viable.

PRIVATE FINANCING

The Company and an investment banker are in the process of finalizing a private placement memorandum in which the Company proposes to raise a minimum of $3.48 million to a maximum of $5.5 million to fund the development of the high end Adaptec compatible SCSI family of products as well as for general business and working capital purposes. The offering will be made on a "best efforts, all or none" basis with respect to the minimum and on a "best efforts" basis with respect to the additional investment sought up to the maximum. The offering will consist of the Company's Series A Convertible Preferred Stock ("Preferred Stock") that, when designated, will carry a 10% cumulative dividend, payable twelve months in arrears in the form of Common Stock. The Preferred Stock will be convertible at any time at the option of the holder into an equal number of shares of the Company's Common Stock and will also have standard anti dilution protection, a liquidation preference and voting rights. At the option of the Company, the Preferred Stock will be

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


subject to mandatory conversion into an equal number of shares of the Company's Common Stock provided that the closing bid price for the Company's Common Stock equals or exceeds $2.50 per share (as adjusted for any subsequent stock dividends, splits, combinations or the like) for twenty consecutive trading days and the Company has a currently effective registration statement on file with the Securities and Exchange Commission covering the underlying Common Stock to be issued upon conversion. At the time of its sale, the Preferred Stock, and Common Stock issuable upon conversion thereof, will not be registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. This offering will target only sophisticated investors who meet the definition of accredited investor as set forth in Rule 501 of Regulation D under the Act. While the Company intends to move forward with the Private Financing, there can be no assurances that the minimum amount sought can be raised or that the Company will be able to successfully implement its strategy with the net proceeds.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


PART I     FINANCIAL INFORMATION

ITEM 1     CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1995.

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

                                          PHOTONICS CORPORATION
                                       Consolidated Balance Sheet
                                         (amounts in thousands)
                                                                      September 30,1996 December 31,1995
ASSETS                                                                      (unaudited)      (unaudited)
       CURRENT ASSETS:
               Cash and cash equivalents                                            145               31
               Accounts receivable                                                 1198             1642
               Inventories                                                         1105              774
               Prepaid expenses and other current assets                            218              155
                        Total current assets                                       2666             2602
               Furniture and equipment                                              150               45
               Other assets                                                          14               14
                        Total assets                                               2830             2661
LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)
       CURRENT LIABILITIES:
               Notes payable                                                        603                0
               Current portion of long term liabilities                               0              155
               Accounts payable                                                    2480             2577
               Accrued liabilities                                                 1167             2573
                        Total current liabilities                                  4250             5305
               Long term liabilities                                                  0             1573
               Deferred foreign taxes                                                 0             1800
                        Total liabilities                                          4250             8678
               Minority interest in subsidiaries                                    125              125
       SHAREHOLDERS' EQUITY (DEFICIENCY):
               Common stock                                                           4               18
               Additional paid in capital                                         44098            40437
               Capital stock subscribed                                               9              500
               Accumulated deficit                                               -45810           -47251
               Cumulative translation adjustment                                    154              154
                        Total shareholders' equity (deficiency)                   -1545            -6142
                        Total liabilities and shareholders' equity                 2830             2661









  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                                        PHOTONICS CORPORATION
                                Consolidated Statements of Operations
                            (amounts in thousands, except per share data)
                                             (unaudited)
                                                Three months ended               Nine months ended
                                                   September 30,                   September 30,
                                                 1996            1995           1996          1995
Revenues:
        Product sales                                 1135           2602          5355         11318

Costs and expenses:
        Cost of Revenue                                858           3581          4047         10489
        Research and development                       184            215           528           634
        Selling, general and administrative            650            841          2202          2233
        Loss on disposal of assets and                   0              0             0           242
        divestiture of business unit
                Income (loss) from                    -557          -2035         -1422         -2280

                operations

Interest income (expense) and Other income,           2885             -1          2864            89

net (see foot note)

                Profit (loss) before taxes            2328          -2036          1442         -2191

Provision for taxes                                      0              0             1             1

                Net income (loss)                     2328          -2036          1441         -2192

Net income (loss) per share                           0.54          -0.76          0.36         -0.85



Shares used in per share calculation                 4,332          2,681         4,044          2,581







Footnote: See "Results of Operations" section of Management's Discussion and Analysis for details.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS

                                            PHOTONICS CORPORATION
                                    Consolidated Statements of Cash Flows
                                           (amounts in thousands)
                                                 (unaudited)
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               1996                 1995
Cash flows from operating activities:
         Net income (loss)                                                          1441                -2258
         Adjustments to reconcile net loss to net cash used in operating activities:
                 Depreciation                                                         66                   66
                 Changes in operating assets and liabilities:
                           Accounts receivable                                       444                  797
                           Inventories                                              -331                 -635
                           Deposits and prepaid expenses                             -63                 1255
                           Notes payable - current portion                           603                -1903
                           Accounts payable                                          -97                  377
                           Accrued liabilities                                     -1405                  841
Net cash used in operating activities                                                658                -1460
Cash flows from investing activities:
         Acquisition of furniture and equipment                                     -171                  -81
Net cash used in investing activities                                               -171                  -81
Cash flows from financing activities:
         Proceeds from capital stock subscriptions and private placement             109                 1517
         Proceeds resulting from the DTC acquisition                                1347
         Repurchase of treasury stock                                                                     -42
         Reduction of deferred foreign taxes                                       -1800
         Borrowings (repayments) of notes payable and bank borrowings                -29                 -124
Net cash provided by financing activities                                           -373                 1351
Net decrease (increase) in cash and cash equivalents                                 114                 -190
Cash and cash equivalents at beginning of year                                        31                  239
Cash and cash equivalents at end of period                                           145                   49


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
               CONSOLIDATED FINANCIAL STATEMENTS

                     PHOTONICS CORPORATION
                     NOTES TO CONSOLIDATED
                       September 30, 1996
                          (Unaudited)

1.    Summary of Significant Accounting Policies

Effective March 5, 1996, Photonics Corporation (the "Company") acquired all the assets and certain liabilities of DTC Data Technology Corporation ("DTC") in exchange for the issuance to DTC of shares and rights to shares of common stock representing 77.5% of the Company's outstanding stock. The transaction was treated as a purchase for accounting purposes and DTC is considered the acquirer. Accordingly, the financial statements and accounting policies presented here are those of DTC and should be read in conjunction with DTC's Form 10-K for the year ended February 28, 1996. Although DTC is considered the acquirer, the Company is the registrant and therefore the Company retains its December 31 year end. Accordingly, the Consolidated Balance Sheet for September 30, 1996 is that of the combined company and the Consolidated Balance Sheet for December 31, 1995 is that of DTC. The Consolidated Statement of Operations for the Nine Months Ended September 30, 1996 contains two months of operations of DTC prior to the acquisition and seven months of the combined Company and is compared with the Consolidated Statement of Operations for the Nine Months Ended September 30, 1995 which contains nine months of operations for DTC only. The Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1996 contains two months of operations of DTC prior to the acquisition and seven months of the combined Company and is compared with the Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1995 which contains nine months of operations for DTC only.

2. Earnings (loss) per Share

For the nine months ended September 30, 1996, the earnings per share has been computed based on the weighted average number of shares outstanding after giving the effect to the 1 for 5 reverse split of the Company's common stock which became effective February 12, 1996. For the nine months ended September 30, 1995, loss per share was computed based on the weighted average number of shares outstanding after giving the effect to the exchange of 0.147853 shares of the Company's Common Stock for each outstanding share of DTC stock

3. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market, and include material, labor and attributable overhead.

Inventories consist of the following (in thousands):

                                                                 September 30,                      December 31,
                                                                          1996                              1995
                                                                   (unaudited)                       (unaudited)
Raw materials and purchased parts                                          244                                95
Work-in-process                                                            250                               247
Finished Goods                                                             611                               432
                                                                          1105                               774

                   4. Property and Equipment

Property and equipment are stated at cost and, other than leasehold improvements, are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or remaining term of the related lease.

                     PHOTONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996
                          (Unaudited)


Property and equipment consisted of the following (in thousands):


                                                           September 30, 1996               December 31, 1995
                                                                  (unaudited)                      (unaudited)

Machinery and Equipment                                                  2483                             2174
Furniture and fixtures                                                    982                              471
Leasehold Improvements                                                    144                               94
Total                                                                    3609                             2739
Less accumulated depreciation and amortization                           3459                             2694
                                                                          150                               45

                     PHOTONICS CORPORATION
                          FORM 10-QSB


ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND      RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and the related notes thereto included in this report. The following discussion contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth in the following discussion and elsewhere in this report.

RESULTS OF OPERATIONS

Net revenues for the nine months ended September 30, 1996 total $5,355,000, a decrease of approximately $5,963,000 or 53% reduction from the $11,318,000 reported for the nine months ended September 30, 1995. The decline in revenues can be attributed to i) a change in standards for high end PC's which placed the IDE controller on the motherboard obviating the need for DTC's IDE controller card and ii) a shortage of working capital which has slowed the delivery of backlogged product.

The gross margin for the nine months ended September 30, 1996 was approximately 24% compared with approximately 7% for the nine months ended September 30, 1995. The Company took a $1,600,000 adjustment for excess and obsolete inventory in the third quarter of 1995. Without the adjustment the gross margin for the nine months ended September 30, 1995 would have been 21%.

Product development expenses were approximately $528,000, or 10%
of net revenues, for the nine months ended September 30, 1996 compared to approximately $634,000, or 6% of net revenues, for the nine months ended September 30, 1995.

Selling, general and administrative expenses were approximately
$2,202,000, or 41% of net revenues, for the nine months ended
September 30, 1996 compared to $2,233,000, or 20% of net revenues, reported for the nine months ended September 30, 1995.

There was no gain or loss on disposal of assets and divestiture of business unit for the nine months ended September 30, 1996 compared to a loss of $242,000 reported for the nine months ended September 30, 1995.

In the third quarter of 1996, the Company resolved three claims that resulted in $2.9 million in Other Income. They were:

    1) The elimination of the $1.8 million reserve for the Taiwan tax claim. On May 13, 1996 notice was given to all creditors of the Company of the dissolution of DTC Data Technology Corporation. In the Photonics acquisition of DTC, Photonics assumed all liabilities of DTC, except certain liabilities of DTC arising from claims made by the taxing authority of the Republic of Taiwan. All creditors who had legitimate claims on DTC were required, in the notice, to present their claims by July 12, 1996. As of September 30, 1996, no claim had been made by the Republic of Taiwan. The Company has chosen to record the eliminated reserve in Other Income.

    2) The elimination of the balance of $730,000 due the liquidator of Qume LTD. A settlement was reached on December 13, 1995 to pay approximately $80,000 of an $810,000 claim. The last installment was made in August 1996. The Company has accounted for the elimination of the balance as Other Income.

    3) The elimination of a $371,000 reserve for potential claim by the IRS. The Company received a $371,000 payroll tax refund from the IRS in 1991. According to
    Section 6532 of the Internal Revenue Code, any



                     PHOTONICS CORPORATION
                          FORM 10-QSB


    claim for an Erroneous Refund must be presented within two years of preparation. The two years has more than lapsed.

The Company reported net income of approximately $1.4 million for the nine months ended September 30, 1996 versus a net loss of approximately $2.2 million for the nine months ended September 30, 1995. The adjustments resulting in the $2.9 million Other Income less the operating loss of $1.4 million are primarily responsible for the results for the nine months ended September 30, 1996. The adjustments to excess and obsolete inventory along with the declining sales are primarily responsible for the results for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $31,000 as of December 31, 1995 to $145,000 as of September 30, 1996. This increase was due primarily to positive cash flows from the factoring of the Company's receivables, as described below, and the bridge loans less cash used in operating activities.

On November 14, 1994, DTC arranged a private line of credit for $300,000 from CMC/TOPAZ Industries, Inc. This line of credit has subsequently been increased to $700,000. The terms of this line of credit are 2 points on each draw down plus 12% per annum. Each draw down matures at the end of a 60 day period. As of September 30, 1996 the outstanding balance was $513,000.

At December 31, 1995, DTC owed $1,728,000 to DTC Technology Corporation. This debt was collateralized by a secured interest in receivables and inventories. At the end of fiscal 1995, the interest rate was 9.5% which was 0.5% over prime. As of March 31, 1996, this debt had been converted to equity as provided in the Credit Assignment and Liquidation Agreement between the two parties.

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

On June 14, 1996, the Company signed an agreement with National Business Finance, Inc., of Denver, Colorado ("NBFI"), which would allow the Company to factor receivables acceptable to NBFI. Pursuant to the agreement, NBFI will advance 80% of qualified receivables and will discount the invoice 1% for the first 10 days. Thereafter the carrying charge for the advance is calculated at 1/15% per day on outstanding balances. This equates to an effective rate for the typical Photonics receivable of <plus-minus> 28% per annum. As of September 30, 1996, the Company's outstanding balance to NBFI was $103,000. NBFI has a secured interest in the general assets of the Company.

As of September 30, 1996, the Company had received funds totaling $502,000 which represent subscriptions for the Series A Convertible Preferred Stock to be offered in a private placement. For the discussion on the proposed private placement see the Private Financing section of the Introduction of this filing. The Company has issued interest bearing notes secured by a lien on general assets of the Company, which is subordinated to certain other debt, to those who have tendered the aforementioned subscriptions.

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

      ITEM 3   Defaults Upon Senior Securities -
               Not Applicable

      ITEM 4   Submission of Matters of a Vote of Security Holders -
               Not Applicable

      ITEM 5   Other Information -
               Not Applicable

      ITEM 6   Exhibits and Reports on Form 8-K -

         Exhibits

            11.1 Statement of Computation of Earnings per Share

            27.1 Financial Data Schedule

                    PHOTONICS CORPORATION
                          FORM 10-QSB


                           SIGNATURE

In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PHOTONICS CORPORATION

Date:  14 NOVEMBER 1996                   By: /S/ W. MORRIS CHUBB
                                             W. MORRIS CHUBB
                                             CHIEF FINANCIAL OFFICER