Form 10KSB
period 1996-12-31
PHOTONICS CORP
filed 1997-05-14
CIK 912844

_______________________________________________________________________________

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED: DECEMBER 31, 1996


  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-22514
                        _______________________________

                             PHOTONICS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                      77-0102343
________________________________                         _________________
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


                           1515 CENTRE POINTE DRIVE
                              MILPITAS, CA 95035
                          Issuer's telephone number:
                                (408) 942-4000

          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) if the Act:

                        Common Stock, $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent fliers pursuant to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained or to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

Issuer's revenues for fiscal year 1996:   $5,184,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of the Common Stock on 12/31/96 as reported on the NASDAQ National Market System, was approximately $862,621. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of December 31, 1996, the Registrant had outstanding 4,323,560 shares of Common Stock.

_______________________________________________________________________________

                            PHOTONICS CORPORATION
                                      DBA
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                    PAGE NUMBER
                                                                    -----------
Part I
Item 1        Business                                                  1
              General                                                   1
              Products and the Market                                   1
              The Competition                                           2
              Intellectual Property                                     3
              Manufacturing and Suppliers                               3
              Patents and Licenses                                      3
              Significant Customer                                      3
              Backlog                                                   3
              Employees                                                 4

Item 2        Properties                                                4

Item 3        Legal Proceedings                                         4

Item 4        Submission of Matter to a Vote of Security Holders        4

Part II

Item 5        Market for Common Equity                                  4

Item 6        Management's Discussion and Analysis                      5
              Liquidity and Capital Resources                           6
              Other Matters                                             7

Item 7        Financial Statements                                      7

Item 8        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                     7

Part III

Item 9        Director, Executive Officers, Promoters and
               Control Person;
               Compliance with Section 16a of the Exchange Act          7
              Indemnification Agreements                                8

Item 10       Executive Compensation                                    9

              Board of Director's Report on Repricing of Options/SARs  10

Item 11       Security Ownership of Certain Beneficial Owners
               and Management                                          10

Item 12       Certain Relationships and Related Transactions           12

Item 13       Exhibits                                                 13

                                   SECTION F

Independent Auditors Report
Consolidated Financial Statements
Notes to Consolidated Financial Statements

(see index for Section F)

                                   PART I


ITEM 1. BUSINESS
        --------


GENERAL
-------

Photonics was incorporated in 1985 to design , develop and market wireless infrared local area network products (IR-LAN) which would offer unique and cost-effective connectivity solutions based on diffuse infrared technology.

DTC Data Technology Corporation ("DTC") was founded in 1979 to design, develop and market intelligent storage controllers and chip sets used primarily in connection with IBM compatible personal computers.

On June 30, 1995 Photonics suspended operations as sales continued to be significantly below the Company's plan. On August 31, 1995 Photonics entered into an Asset Purchase Agreement ("the Agreement") with DTC Data Technology Corporation , which was effective March 5, 1996. In the Agreement, Photonics was to acquire all the assets and certain liabilities of DTC in exchange for the issuance to DTC of shares and rights to shares of common stock representing 77.5% of Photonics outstanding stock.

As the DTC stockholders own a majority of the shares of the combined entity, and the management and control comes from DTC, the transaction is accounted for as though DTC was the acquirer. Accordingly, the assets and liabilities of Photonics Corporation were recorded at fair value. The historical results of operations of Photonics Corporation dba (DTC Data Technology), as reported herein, are those of DTC.

As DTC Data Technology has the established name recognition, and established sales channels, it is the intent of the Company to eventually rename the company DTC Data Technology Corporation. As the reported history belongs to DTC Data Technology and the legal entity is known as Photonics Corporation dba DTC Data Technology, for brevity sake, the company is herein after referred to as DTC, or the Company.

DTC's fiscal year end has historically been the last day of February, and Photonics operated on a calendar year. After the acquisition/merger, the Company adopted Photonics' operating year, it's I.R.S. Employer Identification Number and it's Securities and Exchange Commission file number. The merged company came into existence on March 5, 1996 which was the first week in the first month of DTC Data Technology's new fiscal year. As the combined company adopted DTC's history as its own, all historical comparisons in this report are based upon DTC's past fiscal years ending February 29 and the ten (10) month period March 1, 1996 through December 31, 1996.


PRODUCTS AND THE MARKET

The intent, at the time of the Photonics/DTC acquisition, was to continue to market the Photonics IR-LAN products and find a strategic partner to help in the development of the next generation of the IR-LAN product.

Marketing Photonics products through DTC's sales channel failed. The search for a partner which began in the Fourth Quarter of 1996 was successful. The agreement with Moldat Wireless Technologies Ltd. ("Moldat") of Lod, Israel as an exclusive (except existing agreements and Apple related products) was signed in First Quarter 1997. Under this agreement the Company licensed its technology, products, trademarks and service marks relating to its infrared Local Area Network business to Moldat for royalty payments. Moldat, (an Infrared LAN company) will use Photonics 1 Mb technology and products to augment its 10mb business. The Company continues to focus on it's IDE and Small Computer Systems Interface ("SCSI") product controllers.

After unsuccessful attempts to market IR-LAN, modem, ISDN and other Personal Computer ("PC") related peripheral products, the Company decided to return to its core market of controller business. DTC's storage controllers are sophisticated electronic devices which control the flow of data between a microcomputer's central processing unit and peripheral storage devices such as floppy and hard disks, and increasingly Compact Disk-Read Only Memory ("CD-
ROMs).

DTC dominated the Integrated Device Electronics ("IDE") and Enhanced IDE ("EIDE") controller card market in 1994-1995. Starting in 1995, the IDE controller market started to decline as Intel entered into the motherboard business and incorporated the IDE controller function into its motherboard chipset. Today, the transition from add-on IDE cards to on-board built-in IDE function is complete. Now, the IDE controller cards are used by Original Equipment Manufacturers ("OEM") for inclusion with IDE CD-ROM, Tape and other IDE peripheral devices. System Integrators and Value Added Resellers ("VAR") use IDE input/output ("I/O") controller cards for maintaining and upgrading existing systems to EIDE disk interface, high speed serial port (I6550), Enhanced Parallel Port ("EPP") and Enhanced Capability Parallel Port ("ECP") for high performance modems, printers and other new peripherals. Sales also have changed from mainly OEM to VARs and system integrators through distribution and retailers. The IDE I/O market has settled and stabilized at a much lower level of approximately $50 million dollars.

The Company plans to broaden its product offering in this IDE I/O market segment to reverse the decline in sales and restore the Company to profitability. ISA-IDE and VL-IDE I/O controller products still represent the major portion of the Company's sales. Recently the Company introduced the ISA BUS EIDE Ultima family of controller products, and plans to introduce several new serial, parallel port I/O products in the coming year for the upgrade market.

During the last fiscal year, the Company also decided to re-enter the SCSI market, and Adaptec compatible SCSI products in particular. While the Company intends to continue to market IDE I/O products as long as the market exits, it is the Company's intention to base its future growth on this new line of SCSI controller cards.

SCSI controller cards are mainly used in corporate Internet, web site file servers and engineering workstations. Low end SCSI is used for interface with CD-ROMs, tape and disk backup systems, and scanners. The SCSI market was estimated to be $1.2 billion dollars in 1996 and has been growing at over 40% per year for the past 5 years and is forecasted to grow at least 25% per year until the year 2000. Adaptec dominates the SCSI market. It has over 70% of the market with a gross profit margin approaching 60%. Alternative high performance interface technologies, such as SSA and Fibre Channel, are still years away from general acceptance because of lack of product standards and continuous improving performance of SCSI controllers. Recently Intel introduced the Universal Serial Bus (USB) interface, that may compete or even replace the low end SCSI.

In October 1996 the Company introduced a family of low end Adaptec compatible ISA-SCSI products, which represents 10 - 20% of the total SCSI market, based on its proprietary DTC 50C18 chip. The customers for low end SCSI are OEM peripheral suppliers for inclusion with their SCSI product offerings. It is more cost competitive than the high end market. The Company believes it can compete and generate a profit.

The Company is in the process of developing a family of high end Adaptec compatible PCI-SCSI products that would include high performance features that are not currently found on Adaptec products. It is in this market segment that the Company believes its future growth lies.

THE COMPETITION

Due to the decline of the market, most of the IDE controller vendors have dropped out of that business segment. Atronics, Acculogic, CMD, GSI, Promise, Relialogic, SIIG, and Tyan have stopped marketing the standard IDE I/O products. Promise and SIIG remain in the upgrade and I/O add-on markets that competes with the Company's newly introduced Ultima and planned I/O family of products. The Company has broader sales channel, stronger name recognition, and access to low cost manufacturing compared with either of these companies..

In the SCSI market, the Company plans to offer a family of Adaptec compatible SCSI products that should offer a superior alternative to Adaptec and other competitors. Besides DTC, which currently markets a family of non-Adaptec compatible SCSI products, and Adaptec, the current other suppliers of SCSI products are: Always, DPT, AdvanSys, CMD, Forex, Initio, LDP, Mylex, Promise, Q Logic, SIIG, and Symbios (Other Competitors). While Adaptec has been growing at 40% or more per year, none of the other competitors are prospering financially. Acculogic, Future Domain, Trantor, and BusLogic have either dropped out of the market place or have been bought. All of them market purportedly technically superior but non-Adaptec compatible products at a lower price than Adaptec without achieving significant success.

The markets in which DTC operates are characterized by intense competition, rapid technological and product changes, changing market requirements, dependence upon highly skilled personnel, and significant expenditures for product and marketing development. DTC has a number of present and potential competitors, many of whom have substantially greater financial, marketing and other resources than DTC. If DTC's competitors introduce new products which offer improved performance and/or lower prices, DTC's revenue and income could be adversely affected.

DTC believes that the principal competitive factors in the storage controller market are compatibility, brand recognition, performance, sales support and competitive pricing. DTC believes it meets these important criteria.

INTELLECTUAL PROPERTY

Software and proprietary ASIC designs are important ingredients for success in the controller market. DTC has a large library of copyrighted IDE and SCSI software drivers and utilities for various operating systems including DOS, OS/2, UNIX, Novell, Windows 3.1, and Windows 95. DTC, having designed several SCSI and IDE ASICs, recently acquired the design right to the ASIC used in its low end DTC50C18 ISA-SCSI, and is in the process of designing a PCI-SCSI ASIC.

The Company has studied the intellectual property issues and performed patent searches related to the IDE, I/O and SCSI products which it is marketing, and intends to market, and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of its IDE, I/O or SCSI products.

MANUFACTURING AND SUPPLIERS

Substantially all of DTC's printed circuit boards are manufactured by companies located in the Far East. At the present time, approximately 70% of the Company's storage controller requirements are produced in China.

In order to achieve early market introductions, the Company uses either ASICs co-developed by DTC design engineers, subcontracted ASIC designers, and ASIC vendors engineers or standard ICs marketed by semiconductor vendors.

PATENTS AND LICENSES

The Company holds various patents and intends to apply for additional patents when it believes it is advantageous to do so. DTC believes, however, that much of its important technology resides in proprietary software and trade secrets.

Certain technologies are licensed to DTC from third parties. Those licenses are generally perpetual, worldwide and, DTC believes, on commercially reasonable terms.

Similarly, DTC licenses its controller technology for which it receives royalties. Total royalty income for the year ending December 31, 1996 was $38,000.

As a result of the merger with Photonics, the Company has a number of key IR-LAN patents and has licensed, and will continue to license, them to others for royalties.

Royalty income from the licensing of Photonics technology is estimated to be a minimum of $100,000 for the calendar year of 1997.

SIGNIFICANT CUSTOMER

No customer accounted for more than 10% of revenues in fiscal year ending 2/29/96. During the 10 months ending December 31, 1996 Ingram-Micro, a distributor, accounted for 13.1% of net revenues.

BACKLOG


DTC does not believe that backlog is a meaningful indicator of future sales. It is common industry practice for purchasers of DTCs products to issue purchase orders on a month to month basis rather than to contract for delivery of products over an extended period of time. DTC's sales are primarily made pursuant to purchase orders and contracts which are consistent with common industry practice, and may be canceled or modified by customers to provide for delivery at a later date with little or no penalties.

EMPLOYEES

As of December 31, 1996 DTC employed 18 individuals on a full-time basis, all of which were located in the United States. Of such employees 3 were engaged in manufacturing and related operations, 6 in development and engineering, 5 in sales and marketing, and 4 in general management and administration. This work force was augmented periodically by the employment of consultants and temporary agency employees. None of DTCs employees are represented by a labor union and DTC considers its employee relations to be good.


ITEM 2. PROPERTIES
        ----------

The Company's principal executive and administrative office is located in a 23,000 square foot facility in Milpitas, California. The current monthly rental of the facility is approximately $14,000. A facility in San Jose, California and vacated by Photonics Corporation, is under sub-lease and is not a liability to the Company.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

In January 1994 Ms. Phyllis Azah, a former employee of DTC, filed a complaint in the County of Santa Clara Superior Court, California alleging harassment and discrimination by DTC and certain of its employees and claiming damages in the amount of $100 million. While the suit was still in discovery as of December 31, 1996, it was settled out of court in March 1997 for $13,500. The first quarterly installment of $4,300 was paid in April 1997. The next of installments of $4,350 will be paid in June and September of 1997.

The Company believes it is diligent in protecting it's employees, and fair in its treatment of them, but cannot guarantee that such a claim will not be made in the future.

From time-to-time DTC is involved in routine litigation as part of its normal course of business. Management believes the Company carries adequate product liability insurance and these matters can be resolved without material adverse effect on DTC's overall financial position, results of operations and cash flows.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
        --------------------------------------------------

None



                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY
--------------------------------


The Company's Common Stock trades on the NASDAQ over the counter market under the symbol: PHTX. For the original Photonics Corporation and under the symbol DTEC for pre merger DTC Data Technology Corporation whose prices were quoted on the non-NASDAQ over the counter market.


PHOTONICS                      High     Low              DTC             High   Low
FISCAL YR. END  12/31/94                       FISCAL YR. END 2/29/94
  First quarter               7 3/4    3 1/2   First quarter             .22   .22
  Second quarter                  5    2 5/8   Second quarter            .22   .16
  Third quarter               4 3/8   2  3/4   Third quarter             .25   .11


 Fourth quarter                               3 1/4        1 1/2                Fourth quarter                 .09      .09

FISCAL YR. END 12/31/95    FISCAL YR. END 2/28/95
 First quarter                                2 3/8          5/8                First quarter                  .16      .02
 Second quarter                               1 1/8          1/4                Second quarter                 .20      .03
 Third quarter                                  1/2          5/16               Third  quarter                 .25      .11
 Fourth quarter                                 1/4          1/8                Fourth quarter                 .50      .11

AFTER 3/6/96 MERGER        FISCAL YR. END 2/29/96
 Second quarter (6/30)                        1 1/4          1/2                First quarter (5/30)           .50      .19
 Third quarter  (9/30)                        1              1/4                Second quarter (8/31)          .38      .13
 Fourth quarter (12/31)                         7/8          3/8                Third quarter (11/30)          .19      .16
                                                                                Fourth quarter (2/28)          .218     .062

Neither Photonics Corporation or DTC Data Technology has historically paid cash dividends. The Company currently intends to retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

The following discussion relates to the historic operations of DTC prior to the acquisition by Photonics.

The statements made concerning expected company performance and product commercialization are forward-looking statements and as such are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The company's 1995 10K contains detailed risk factors that may contribute to the actual results for 1996 and beyond which could materially differ from forward-looking statements made by the Company.

The Company's revenues for the ten (10) month period ending 12-31-96, when annualized, decreased 45% from the fiscal period ending 2/29/96. The Company believes that the decline of the IDE market and lack of sufficient working capital were the principle causes of the revenue decline. The net revenues for the 10 month period ending 12/31/96 were $5.184 million. On an annualized basis this would be $6.221 million. The Company's sales forecast for the calendar year 1997 is between $7 and $8 million dollars. The Company believes its reentry into the SCSI market, its projected increase in working capital during Fiscal 97, the addition of a new Vice President of Sales & Marketing, coupled with a sharper focus on the market place, will lead to increased revenues and restore the Company to profitability.

The gross margin, after deduction of cost of revenues, showed significant improvement going from 10% at year end 2/29/96 to 21% for year ending 12/31/96.

A sign of the Company's commitment to Research and Development is the increase in R & D expense from 7% of revenues for the year ended 2/29/96 to 14% of revenues for the ten months ended 12/31/96. The expenditure for year ending 12/31/96 on an annualized basis would be $853,000 compared to $835,000 in the last reporting period. The Company expects to make some significant expenditures during the coming year of 1997 to develop it's high end SCSI line.

Selling, general and administrative expenses were $2.307 million dollars for the 10 months ending December 31, 1996 which would annualize at $2.768 million as opposed to $3.248 million for the 12 months ending February 29, 1996 which equals a 15% reduction in cost. The reduction is the result of cost containment measures taken during the year of 1996 and the Company expects to have no appreciable increase in these expenses during 1997.

There was no gain or loss on disposal of assets or divestiture of business units for the 10 months ending December 31, 1996.

During the third quarter of the calendar year 1996, the company resolved three claims that resulted in approximately $2.9 million in Other Income. They were:

1) The elimination of the $1.8 million reserve for the Taiwan tax claim. On May 13, 1996 notice was given to all creditors of the Company of the dissolution of DTC Data Technology Corporation. In the Photonics acquisition of DTC, Photonics assumed all liabilities of DTC, except certain liabilities of DTC arising from claims made by the taxing authority of the Republic of Taiwan. All creditors (including the Republic of Taiwan), who had legitimate claims on DTC were required, in the notice, to present their claims by July 12, 1996. As of September 30, 1996 no claim had been made by the Republic of Taiwan. The Company has chosen to record the eliminated reserve in Other Income.

2) The elimination of the balance of $730,000 due to the liquidation of Qume LTD, in the United Kingdom. A settlement was reach on December 13, 1995 to pay approximately $80,000 of an $810,000 claim. The last installment was made in August 1996. The Company has accounted for the elimination of the balance as Other Income.

3) The elimination of a $371,000 reserve for potential claim by the IRS. In 1991 the Company, then known as Qume Corporation, received a $371,000 payroll tax refund. According to Section 6532 of the Internal Revenue Code, any claim for an Erroneous Refund must be presented within two years of preparation. The two years have more than lapsed.

The Company is reporting a loss from operations of $1.932 million dollars which would annualize at $2.318 million versus a loss for the Fiscal year ending 2/29/96 of $2.986. The Company's ability to improve the gross margin can be credited for the reduction in the operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $41 thousand dollars or 28%. This decrease was primarily due to uses of cash to help reduce accounts payable which decreased from $1.644 million to $1.309 or 20%. Other factors reducing the accounts payable were concentrated effort to reduce expenses.

On November 14, 1994 DTC arranged a private line of credit from CMC/TOPAZ Industries, Inc. As of December 31, 1996 the balance owing was $391 thousand dollars. The intent of the companies is to convert this debt to equity during the second quarter of 1997.

As of December 31, 1995 DTC owed $1.728 million dollars to DTC Technology Corporation. As of March 31, 1996, this debt had been converted to equity as provided in the Credit Assignment and Liquidation Agreement between the two parties.

On August 31, 1995 Photonics Corporation, together with DTC Data Technology Corporation, announced they had executed an agreement under which Photonics would acquire all the assets and certain liabilities of DTC in exchange for the issuance to DTC of shares and/or rights to shares of common stock representing 77.5% of Photonics outstanding common stock (the "Acquisition"). The Acquisition became effective March 5, 1996. The transaction was treated as a purchase for accounting purposes and DTC is considered the acquirer. Accordingly, the assets and liabilities of Photonics Corporation were recorded at fair value, and the historical results of operations of the combined entity are those of DTC.

On June 14, 1996 the Company signed an agreement with National Business Finance, Inc. of Denver, Colorado ("NBFI"), which would allow the Company to factor receivables acceptable to NBFI. Pursuant to the agreement NBFI would advance 80% of qualified receivables and have a secured interest in the general assets of the Company. NBFI would discount the invoice 1% for the first 10 days, thereafter the carrying charge for the advance was calculated at 1/15% per day on outstanding balances. This equated to an effective rate for a typical company receivable of 28% per annum. As of December 31, 1996 the outstanding balance owed to NBFI was $44 ,000. Subsequently, the Company decided it could more efficiently collect it's own receivables at less cost and terminated the agreement with NBFI.

As of December 31, 1996 the Company had received funds totaling $600,000 which represent subscriptions for the Series A Convertible Preferred Stock to be offered in a private placement. The Company has issued interest bearing notes secured by a lien on general assets of the Company, which is subordinated to certain other debt, to those who have tendered the aforementioned subscriptions. Subsequent to the year-end closing, the Company has received additional subscriptions and will close this round of private financing in the very near future.

The Company's Series A Convertible Preferred Stock ("Preferred Stock") will carry a 10% cumulative dividend, payable twelve months in arrears in the form of Common Stock. The Preferred Stock will be convertible at any time at the option of the holder into an equal number of shares of the Company's Common Stock and will also have a liquidation preference and voting rights. At the option of the Company, the Preferred Stock will be subject to mandatory conversion into an equal number of shares of the Company's Common Stock provided that the closing bid price for the Company's Common Stock equals or exceeds $2.50 per share (as adjusted for any subsequent stock dividends, splits, or combinations of the like) for twenty consecutive trading days and the Company has a currently effective registration statement on file with the Securities and Exchange Commission covering the underlying Common Stock to be issued upon conversion. At the time of its sale, the Preferred Stock, and Common Stock issuable upon conversion thereof, will not be registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. This offering has targeted only sophisticated investors who meet the definition of accredited investor as set forth in Rule 501 of Regulation D under the Act.

There are no letter of credit, financing arrangements, indentures or other such credit agreements with restrictive covenants that will effect the Company.

OTHER MATTERS

Inflation did not have a significant impact upon the results of operations of the Company during the two fiscal years ended February 29, 1996 and December 31, 1996.

ITEM 7. FINANCIAL STATEMENTS
       ---------------------

The financial statements and supplementary data to be provided pursuant to this
Item 7 are in pages f-1 through f-23 of the report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Effective December 2, 1996 Meredith, Cardoza & Lanz, LLP were formally instated as the Company's independent auditing firm. This was necessitated by the termination of KPMG Peat Marwick, LLP .

DTC Data Technology Corporation had appointed Meredith, Cardoza & Lanz, LLP as its independent auditing firm on April 2, 1996 due to the termination of Coopers, Lybrand LLP.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH SECTION 16A OF THE EXCHANGE ACT
        ------------------------------------

The following table sets forth certain information with respect to the executive officers and directors of the Company.

NAME                    AGE   POSITION WITH THE COMPANY
---------------------   ---   -----------------------------------------------

David S. Lee             59   Chairman of the Board and Director
James T. Koo             55   President, Chief Executive Officer and Director
JoAn E. Hughes           63   Chief Financial Officer
Ki Ching Yeung           35   Vice President and Director
Robert P. Dilworth       54   Director
Gary N. Hughes           58   Director

During the year ending December 31, 1996 Anthony Sun and Robert C. Wilson resigned from the Board of Directors. According to the Company's by-laws, the Board of Directors must have a minimum of five (5) directors. As this criteria was met, the Board voted to postpone the appointment of any replacement members.

During the fiscal year ending December 31, 1996 W. Morris Chubb was the Chief Financial Officer. On February 28, 1997 Mr. Chubb terminated from the Company. Ms. Hughes was appointed to the post of Chief Financial Officer effective February 24, 1997.

The following is certain information regarding the persons listed in the table above:

Mr. Lee has been a member of the Board of DTC since 1986 and the Chairman of the Board since 1987. From 1985 to 1993 he was the President and Chief Executive Officer of DTC. Currently, Mr. Lee is also the Chairman of the Board of Cortelco Systems Holding Corporation, a company in the telecommunications business. Mr. Lee is also a member of the Board of Directors of CMC Industries, Inc., Plexsys International Corporation, Linear Technology Corporation, Synnex Information Technologies, Inc., California Chamber of Commerce, National Committee on United States-China Relations, Inc. and the Tech Museum of Innovation. In addition, Mr. Lee is a member of the Board of Regents for the University of California.

Mr. Koo has served as the President and member of the Board of DTC since 1994. From 1992 to 1994 he was a Vice President of Qume Corporation and General Manager of DTC Data Technology, then a wholly-owned subsidiary of Qume Corporation. Prior to joining DTC, Mr. Koo was with Mosel Vitelic, a developer and manufacturer of memory integrated circuits, from 1984 until April 1992. There he held several positions including Senior Vice President of Engineering, Operations, Marketing and Sales of Taiwan Operations, and Vice President for the Static Random Access Memory (SRAM) group.

Ms. Hughes was appointed Chief Financial Office on February 24, 1997. Prior to that she was retired from June 1992 though February 1997. Ms. Hughes came to Data Technology Corporation in April of 1984 as the Controller. After the acquisition of Qume Corporation in June of 1988, Ms. Hughes was appointed Director of Internal Audit. In 1991 Ms. Hughes was appointed Chief Financial Officer of DTC Data Technology Corporation, a wholly-owned subsidiary of Qume Corporation.

Mr. Yeung has been a member of the Board of Directors and has served as Vice President of DTC since November 1994. Since November 1994 Mr. Yeung has served as President of Data Technology Hong Kong Limited. Since January 1992 Mr. Yeung has served as President of Broadsino Development Ltd., Great Concept Development Ltd., Action Well Development Ltd., First Alpha Ltd., and Unique Computer GmbH. From 1982 to 1992 he was the President of Unicorn Electronic Company Ltd., a manufacturer of electronic components.

Mr. Dilworth has served as a director of DTC since 1987. He is the President and Chief Executive Office of Metricom, Inc., a manufacturer of RF pocket radio communications networks and electronic meters. Prior to joining Metricom, from 1985 to 1987 Mr. Dilworth served as President of Zenith Data Systems, a microcomputer supplier and a wholly-owned subsidiary of Zenith Electronics Corporation. Mr. Dilworth is also a director of VLSI Technology, Inc.

Mr. Hughes has been President, Chief Executive Officer, and a member of the Board of Directors of Photonics since October 1990. From February 1985 to September 1990, Mr. Hughes co-founded and served as President and Chief Executive Officer of Precision Image Corporation, an electrostatic plotter company. From 1977 to 1980, he served as President of Memorex Canada Limited. From 1970 to 1976, Mr. Hughes held executive positions in operations, sales and corporate development for Systems Dimensions Ltd., a computer services company. Prior to that time, Mr. Hughes worked for ten years with IBM Canada where he held technical and sales management positions.

Mr. Chubb, formerly the Chief Financial Officer, terminated February 28, 1997. From September 1995 through February 28, 1997 he had been the Chief Financial Officer of the Company. From August 1994 to September 1995 Mr. Chubb held various consulting positions. Prior to that from 1987 to August 1994 Mr. Chubb was with Luxtron Corporation, a designer and manufacturer of fiber optic equipment used to measure and monitor various physical parameters.

INDEMNIFICATION AGREEMENTS

The Company's Articles of Incorporation and Bylaws provide for indemnification of the officers and directors of the Company to the full extent permitted by law. The General Corporation Law of the State of California permits a corporation to limit, under certain circumstances, a director's liability for monetary damages in actions brought by or in the right of the corporation. The Company's Articles of Incorporation also provide for the elimination of the liability of directors for monetary damages to the full extent permitted by law.

The Company has entered into agreements to indemnify its directors and officers in addition to the indemnification provided for in the Articles of Incorporation and Bylaws. These agreements provide that the Company will indemnify its directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred in any action or proceeding, including an action by or in the right of the Company, on account of services rendered as a director or officer of the Company, as a director or officer of any subsidiary of the Company, or as a director officer of any other enterprise to which the person provides services at the request of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. The Company carries director and officers' insurance. At present, there is no pending litigation or proceeding involving a director, officer, or employee of the Company as to which indemnification is sought, nor is the Company aware of any threatened litigation or proceeding that may result in claims for indemnification.

The Company understands that the staff of the SEC is of the opinion that statutory, charter, and contractual provisions as those described above have no effect on claims arising under the federal securities laws. The Company is not aware of any material threatened or ongoing litigation or proceeding which may result in a claim for such indemnification

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

Executive officers having cash compensation in excess of $100,000 paid or accrued for services rendered during the years ending December 31, 1996 and February 29, 1996 are as follows:

                                                               Long Term Compensation
                                           Compensation            Stock Option        All Other
   Name and                       Year       Salary(3)    Bonus       Award(1)       Compensation(2)
Principal Position               Ending         ($)        ($)           ($)               ($)

Gary N. Hughes, Pres.           12/31/96           0          0            0                 0
  CEO & Director                02/28/96     118,671          0            0                 0

James T. Koo , Pres.            12/31/96      93,472          0       62,612             2,000
  CEO & Director                02/29/96     139,196          0            -                 -

1. In fiscal year 1996 the Board of Directors and Shareholders in concert with the acquisition purchase between DTC Data Technology Corporation and Photonics Corporation, approved a reverse split at an exchange rate of
   0.147853 for all outstanding DTC Data Technology Corporation stock to become Photonics stock. Mr. Koo's previous option for 170,000 DTC Data Technology Corporation shares became 25,134 shares of Photonics stock. Subsequently, the Board of Directors approved an additional option of 37,478 shares of Photonics common stock.

2. Mr. Koo was a participant in the DTC 401(k) shared saving plan. $2,000 was contributed by DTC under this contribution plan on his behalf.

3. As stipulated elsewhere in this document, the reporting period ending 12/31/96 is for ten (10) months period then ended. The reporting period ending 2/29/96 is for a full twelve (12) month year. The compensation reported above is adjusted to reflect actual compensation paid or granted within the respective reporting periods.


                Aggregated Option Escercises in Last Fiscal Year
                ------------------------------------------------
                            and FY-End Option Values
                            ------------------------

                                                 Securities             Value of
                                                 Underlying        Unexercised In-the
                      Shares                 Unexercised Options    Money Options at
                    Acquired on    Value         at FY-end #           FY-End ($)
                     Exercise     Realized      Exercisable/          Exercisable/
Name                     #          ($)        Unexercisable         Unexercisable

Gary N. Hughes      none           0 / 0         0 / 0                  0 / 0
James T. Koo        none           0 / 0         0 / 62,612             0 / 0

BOARD OF DIRECTOR'S REPORT ON REPRICING OF OPTIONS/SARS

On April 22, 1996 the Company's Board of Directors granted all optionees, including executive officers, under the Company's 1988 Stock Option Plan (the "1988 Stock Option Plan") the opportunity to exchange their current higher-priced options for new stock options with an exercise price set at the then current fair market value of the Company's Common Stock, which was $o.1550 per share. In addition, while most of the other terms of the new stock options remained the same as those previously granted under the 1988 Stock Option Plan, such new options provided for a five (5) year expiration date and were not exercisable until April 22, 1997.

The Board of Directors granted optionees this 30-day opportunity of exchange and reprice their stock options to further the principal purpose of the Company's 1988 Stock Option Plan which were to provide and equity incentive to remain in the employment of the Company and to work diligently in its best interests. Because many employees then held options exercisable at prices significantly above the then current market price of the Company's Common Stock, the Board of Directors determined that the purpose of the 1988 Stock Option Plan would not be achieved and that it was critical to the best interest of the Company and its shareholders that the Company retain the service of such employees.

The table below provides the specified information concerning all repricing of option/SARs during the last ten (10) completed fiscal years of DTC awarded to Executive Officers. The options and exercise prices represented in the table reflect the 0.147853 reverse split which became effective March 5, 1996.

                        Ten Year Option / SAR Repricings
                        --------------------------------

                                 Number      Market Price     Exercise                   Length of
                               Securities    of Stock at        Price          New        Original
                   Date of     Underlying      Time of       at Time of     Exercise    Option Term
Name              Repricing     Options      Repricing($)    Repricing($)   Price($)    at date of
                              Repriced ($)                                               Repricing*

James Koo          04/22/97        17,742         $0.1550         $1.6909     $0.1550   8yrs 5mos
 President         04/22/97         7,393         $0.1550         $1.6909     $0.1550   8yrs 5mos

Morris Chubb       01/22/97        14,785         $0.1550         $1.6909     $0.1550   9yrs 7mos

* Options were originally issued with 48 month vesting and 10 year expiration. Repriced options retain 48 month vest and expire in 5 years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth the shares of the Company's Common Stock beneficially owned at December 31, 1996, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) by each of the directors, (iii) by each of the executive officers listed in the Summary Compensation Table for 1996, and (iv) by all directors and officers as a group. The options, warrants and stock represented in this table reflect the 1 for 5 reverse split of Photonics stock which became effective February 9, 1996 prior to the finalization of the merger.

The acquisition of DTC was consummated on March 5, 1996. The agreement, as ratified by DTC Data Technology Corporation's Shareholders at their meeting held on February 6, 1996, specifies "The Board of Directors of DTC would file a Certificate of Dissolution in the state of Delaware after consummation of the Acquisition. Thereafter, DTC shall continue for a term of three year or longer...."  After the dissolution is complete, the conversion of DTC stock to
Photonics stock will be affected at a conversion rate currently estimated to be
at a multiplier of 0.147853.   All calculations of beneficial ownership,
exercise and conversion of all outstanding options, warrants and other right to purchase shares of common stock uses this multiplier as though the dissolution had in fact occurred.

                                                   Shares
                                                Beneficially      Percent
Beneficial Owner                                  Owned (1)      of Class
--------------------------------------------   ---------------   ---------

DTC Technology Corporation
  2F 542-2 Chung Cheng Road
  Hsin-Tien, Taiwan                                 779,621(6)       18.0%
  Republic of China , China

Broadsino Computer Development, Ltd., Ltd           591,412(7)       13.7%
  Room 1101,1103, and 1104 Star Center
  443-451 Castle Peak Road
  Kwal Chung NT, Hong Kong

David S. Lee, Chairman of the Board                 439,044(8)       10.2%
  c/o Photonics dba DTC Data Technology
  1515 Centre Pointe Drive
  Milpitas, Ca. 95035

James T. Koo, President                             199,661(9)        4.6%
  c/o Photonics dba DTC Data Technology
  1515 Centre Pointe Drive
  Milpitas, Ca. 95035

Robert P. Dilworth, Director                         13,500             *

All Officers and Directors as a group
  (4 persons)                                       652,205          15.1%

* Denotes less than 1%

1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

2) Percentage calculations are based upon the 4,323,560 outstanding share of Common Stock, as of December 31,

   1996.

3) On August 31, 1995 the Company, together with DTC, announced that they had executed an agreement under which Photonics would acquire all the assets and certain liabilities of DTC in exchange for the issuance to DTC of share and/or rights to shares of common stock representing 77.5% of Photonics outstanding stock. The transaction was consummated on March 5, 1996. The transaction was treated as a purchase for accounting purposes. Since DTC stockholders owned a majority of the shares in the combined entity and retained management and board control, the transaction was accounted for as though DTC was the acquirer, though Photonics was the surviving legal entity.

4) On March 6, 1996, the Company's Board of Directors declared a 0.147853 to 1 reverse stock split. All reference to number of shares, and to per share information, have been adjusted to reflect the reverse stock split retroactive basis.

5) On July 8, 1994 DTC entered into an agreement with DTC Technology Corporation (DTC Taiwan) and Compac International Company (Compac) (a subsidiary of DTC Taiwan) whereby DTC disposed of its interest in DTC Taiwan assigned its interest in certain receivables, sold shares of its common stock and issued a convertible promissory note in consideration for the settlement of amounts owed by DTC to DTC Taiwan of approximately $12.4 million. The $2 million subordinated convertible promissory note bore interest at 8% per annum and was payable in monthly minimum installments and convertible into nonvoting cumulative convertible redeemable preferred stock at the conversion price of $1.00 per share, with the preferred shares being convertible into common stock. On February 16, 1996, DTC effectively converted the remaining balance of the promissory note, $1,700,439 into 502,830 shares of common stock reflected in this table after applying the 0.145873 multiplier. The complete transaction is further discussed in Notes to Consolidated Financial Statements numbers 2 and 13.

6) On February 28, 1995 , The Company and Broadsino Computer Development Ltd. Of Hong Kong (Broadsino) consummated an agreement under which DTC authorized the sale of an aggregate of four million shares of its common stock (1.600,000 shares held in escrow) for the sum of $1.0 million or $0.25 per share. As consideration for the sale of its common stock, DTC received $300,000 in cash, $395,000 in inventory and a 9% note receivable of $305,000. In fiscal 1996, the note was fully collected and the shares released from escrow. (See Notes to Consolidated Financial Statements number 7 for further details)

   In conjunction with the private placement of the Company's Series A Convertible Preferred Stock (discussed on page 7 under Liquidity and Capital Resources) Broadsino has pledged to purchase 300,000 shares at $1.00 per share during fiscal 1997.

7) In conjunction with the private placement of the Company's Series A Convertible Preferred Stock (discussed on page 7 under Liquidity and Capital Resources) Mr. Lee has pledged to purchase 574,407 shares at 1.00 per share during fiscal 1997 Of this amount Mr. Lee had contributed $100,000 in the form of a bridge loan duringIn addition, Mr. Lee is owed $10,493 dollars in interest and expenses that will be converted to equity and is included in the number of shares stated above.

8) In conjunction with the private placement of the Company's Series A Convertible Preferred Stock (discussed on page 7 under Liquidity and Capital Resources) Mr. Koo has pledged to purchase 245,641 shares at $1.00 per share during fiscal 1997. In addition, Mr. Koo is owed $18,659 in interest and that will be converted to equity and is included in the number of shares stated above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

A member of the Board of Directors and representative of Broadsino (See Item 11, note 7) is President of the Company's prime subcontractor for the production of the Company's storage controller, which meets approximately 70% of the Company's requirements.

The Company's agreement, signed in 1994, to use DTC Technology, Taiwan as its favored manufacturer for a minimum twelve month period expired. The Company does Continue to make purchases from DTC Taiwan when they are price competitive.

The Company entered into an agreement with CMC California, Inc. (CMC), a company owned by a major shareholder and Chairman of the Board of Directors where CMC assumed and paid specific vendor invoices of the related party who is the Company's prime subcontractor. This note payable bears interest at 12 % , balance due on demand. At December 31, 1996 the Company owed approximately $391,000 to CMC. In conjunction with the Company's Private Placement Financing, this debt will be converted to equity. The Company's Series A Convertible Preferred Stock will be issued at the time this round of financing closes. (See
Item 6, Liquidity and Capital Resources)

During 1996 the Company entered into debt agreements with the Chairman of the Board of Directors and the President of the Company for $100,000 and $202,000 respectively. This debt will be converted to preferred stock at the time this round of financing closes.

ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K
          --------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      Balance    Charged to  Charged                  Balance
                    at Beginning Costs and   to Other                 at End
   Description       of Period    Expenses   Accounts   Deductions   of Period

Feb. 29, 1996
-------------
Allowances for
Doubtful Accts.      $  232,000   $177,000          -     $155,000   $  254,000

Inventory Resv.      $  320,000   $886,000          -            -   $1,206,000

Dec. 31, 1996
-------------
Allowances for
Doubtful Accts.      $  245,000   $114,000    $61,000            -   $  420,000

Inventory Resv.      $1,206,000         -           -     $ 20,000   $1,186,000

No 8-K filed

                                  SIGNATURE


Pursuant To the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PHOTONICS CORPORATION DBA DTC DATA TECHNOLOGY



       4-14-97           /s/   JoAn E. Hughes
DATE:_____________  BY: ________________________________________
                        JoAn  E. Hughes
                        Chief Financial Officer

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements                                         Page
---------------------------------                                         ----

  Independent Auditors' Report                                             f-2
  Consolidated Balance Sheets, December 31, 1996
    and February 29, 1996                                                  f-3
  Consolidated Statements of Income, ten months
    ended December 31, 1996 and fiscal year ended
    February 29, 1996                                                      f-4
  Consolidated Statements of Shareholders' Equity, ten
    months ended December 31, 1996 and fiscal year
    ended February 29, 1996                                                f-5
  Consolidated Statements of Cash Flows, ten months
    ended December 31, 1996 and fiscal year ended
    February 29, 1996                                                      f-6
  Notes to Consolidated Financial Statements                               f-7


Consolidated Financial Statement Schedules
------------------------------------------

  Schedule II - Valuation and Qualifying Accounts                          13
  Exhibit 11 - Computation of Earnings per Common Share                    13

 [LETTERHEAD OF MEREDITH, CARDOZO & LANZ LLP, CERTIFIED PUBLIC ACCOUNTANTS]


                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

To the Board of Directors and Shareholders
Photonics Corporation (d/b/a DTC Data Technology)

We have audited the consolidated financial statements of Photonics Corporation (d/b/a DTC Data Technology) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonics Corporation (d/b/a DTC Data Technology) and subsidiaries as of December 31, 1996 and February 29, 1996, and the results of their operations and their cash flows for the ten months ended December 31, 1996 and the fiscal year ended February 29, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Photonics Corporation (d/b/a DTC Data Technology) will continue as a going concern.. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of reporting asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ Meredith, Cardozo & Lanz, LLP

San Jose, California
March 27, 1997

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND FEBRUARY 29, 1996

                                     ASSETS
                                     ------
                                    (Note 6)

                                                                                                      December 31,   February 29,
                                                                                                          1996           1996
                                                                                                      ------------   ------------
Current assets:
  Cash and cash equivalents                                                                              $  104,000      $  145,000
  Accounts receivable, net of allowance for doubtful accounts of $420,000 and $254,000,
    respectively                                                                                            849,000       1,479,000
  Inventories (Note 3)                                                                                      950,000         694,000
  Prepaid and other current assets                                                                           84,000          78,000
                                                                                                         ----------      ----------
   Total current assets                                                                                   1,987,000       2,396,000

Property and equipment, net (Note 4)                                                                        112,000          37,000
Other assets                                                                                                 14,000              --
                                                                                                         ----------      ----------
                                                                                                         $2,113,000      $2,433,000
                                                                                                         ==========      ==========
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
  Accounts payable                                                                                      $ 1,309,000    $  1,644,000
  Due to related parties (Note 9)                                                                         2,130,000       1,342,000
  Accrued liabilities (Note 10)                                                                             924,000       2,292,000
  Current portion long term debt                                                                             74,000              --
                                                                                                        -----------    ------------
     Total current liabilities                                                                            4,437,000       5,278,000

Deferred foreign taxes (Notes 5 and 14)                                                                          --       1,800,000
                                                                                                        -----------    ------------
     Total liabilities                                                                                    4,437,000       7,078,000
                                                                                                        -----------    ------------

Minority interest in subsidiaries                                                                           125,000         125,000
Commitments and contingent liabilities (Notes 6 and 11)

Shareholders deficiency:
  Preferred Stock (Note 15)                                                                                      --              --
  Common stock, $.001 par value (Note 7), authorized 20,000,000 shares; issued 4,323,560 and
   3,193,717 shares at December 31, 1996 and February 29, 1996, respectively                             44,075,000      42,632,000
   Treasury stock                                                                                                --        (476,000)
  Capital subscription                                                                                       26,000         500,000
  Accumulated deficit                                                                                   (46,704,000)    (47,580,000)
  Cumulative translation adjustment                                                                         154,000         154,000
                                                                                                        -----------    ------------
   Total stockholders' deficiency                                                                        (2,449,000)     (4,770,000)

                                                                                                        -----------     -----------
                                                                                                        $ 2,113,000    $  2,433,000
                                                                                                        ===========     ===========

          See accompanying Notes to Consolidated Financial Statements.

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE TEN MONTHS ENDED DECEMBER 31, 1996
                    AND FOR THE YEAR ENDED FEBRUARY 29, 1996


                                              December 31,    February 29,
                                                  1996            1996
                                              -------------   -------------

Net revenues (Note 8)                          $ 5,184,000     $11,310,000

Cost of revenues (Note 9)                        4,099,000      10,213,000
                                               -----------     -----------

     Gross profit                                1,085,000       1,097,000

Operating expenses:
  Product development                              710,000         835,000
  Selling, general and administrative            2,307,000       3,248,000
                                               -----------     -----------
   Total operating expenses                      3,017,000       4,083,000
                                               -----------     -----------

     Loss from operations                       (1,932,000)     (2,986,000)

Other income (expense):
  Interest income                                    9,000              --
  Interest expense                                 (97,000)       (235,000)
  Other income                                      24,000         402,000
  Other expense                                    (28,000)        (31,000)
                                               -----------     -----------
                                                   (92,000)        136,000
                                               -----------     -----------

     Loss before income taxes                   (2,024,000)     (2,850,000)

Income taxes (Note 5)                                1,000           1,000
                                               -----------     -----------

     Loss before extraordinary item             (2,025,000)     (2,851,000)

Extraordinary item, net of tax (Note 14)         2,901,000              --
                                               -----------     -----------

     Net income (loss)                         $   876,000     $(2,581,000)
                                               ===========     ===========


Net loss per share                             $      0.19     $     (0.89)
                                                ==========      ==========
Shares used in per share calculation             4,522,439       2,882,654
                                                ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                            PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE TEN MONTHS ENDED DECEMBER 31, 1996 AND
                    THE FISCAL YEAR ENDED FEBRUARY 29, 1996
                             (Dollars in thousand)

                                                     NOTE
                                                  RECEIVABLE
                                   COMMON STOCK      FROM     TREASURY STOCK                                CUMULATIVE
                                -----------------   STOCK     ---------------    CAPITAL      ACCUMULATED   TRANSLATION
                                  SHARES   AMOUNT   HOLDER    SHARES   AMOUNT  SUBSCRIPTION    DEFICIT      ADJUSTMENT     TOTAL
                                --------   ------  ---------  ------   ------  -------------  -----------   -----------   --------

Balances as of February 28,
 1995                           2,677,103  $40,913   $(305)    704,023  $(458)     $ 300       $(44,724)        $149      $(4,125)

 Issuance of common stock
  under employee benefit
  plans                            13,784       19      --          --     --         --             --           --           19
 Issuance of common stock to
  DTC Technology Corporation
  canceling note payable
  (Note 7)                        502,830    1,700      --          --     --         --             --           --        1,700
 Purchase of treasury stock            --       --      --      76,000    (18)        --             --           --          (18)
 Receipt on note receivable            --       --     305          --     --         --             --           --          305
 Capital subscription                  --       --      --          --     --        200             --           --          200
 Translation adjustment                --       --      --          --     --         --             --            5            5
 Net loss                              --       --      --          --     --         --         (2,856)          --       (2,856)
                                 --------   ------  ---------  -------  ------  -------------  -----------   -----------   -------
Balances as of February 29,
 1996                           3,193,717   42,632      --     780,023   (476)       500        (47,580)         154       (4,770)


 Issuance of common stock
  under employee benefit
  plans                             2,383        3       --         --     --         --             --            --           3
 Retirement of treasury stock    (115,329)    (476)      --   (780,023    476         --             --            --          --
 Capital subscriptions, net       354,847      600       --         --     --       (474)            --            --         126
 Photonics stock outstanding      887,942    1,316       --         --     --         --             --            --       1,316
 Net loss                              --       --       --         --     --         --            876            --         876
                                 --------   ------  ---------  -------  ------  -------------  -----------   -----------   -------
Balances as of December 31,
 1996                           4,323,560  $44,075    $  --         --  $  --      $  26       $(46,704)         $154     $(2,449)
                                =========  =======   ========  =======  ======  =============  ===========   ===========  =======

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE TEN MONTHS ENDED DECEMBER 31, 1996
                    AND FOR THE YEAR ENDED FEBRUARY 29, 1996
                                   (NOTE 13)

                                                                                                       December 31,    February 29,
                                                                                                           1996            1996
                                                                                                       -------------   -------------

Cash flows from operating activities:
  Net loss                                                                                             $    876,000     $(2,851,000)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Issuance of common stock under employee benefit plans                                                    3,000          19,000
     Depreciation and amortization                                                                          149,000          78,000
     Provision for doubtful accounts                                                                        166,000          22,000
     Effect of adjustments to valuation allowances (Note 14)                                             (2,901,000)             --
     Changes in operating assets and liabilities:
      Accounts receivable                                                                                   469,000       1,448,000
      Inventories                                                                                           (90,000)        146,000
      Prepaid and other current assets                                                                       39,000          21,000
      Accounts payable                                                                                     (335,000)        681,000
      Due to related parties                                                                               (205,000)        201,000
      Accrued liabilities                                                                                  (463,000)        149,000
                                                                                                       ------------     -----------
          Net cash (used in) operating activities                                                        (2,292,000)        (86,000)


  Cash flows from investing activities:
     Purchase of property and equipment                                                                     (44,000)        (63,000)
                                                                                                       ------------     -----------
          Net cash (used in) investing activities                                                           (44,000)        (63,000)

  Cash flows from financing activities:
     Capital subscription                                                                                   126,000         200,000
     Repayments under bank lines                                                                                           (140,000)
     Repayments of long-term liabilities                                                                                   (155,000)
     Proceeds from short-term debt                                                                        1,067,000              --
     Proceeds from notes receivable shareholder                                                                             305,000
     Issuance of common stock                                                                             1,102,000              --
     Repurchase of treasury stock                                                                                --         (18,000)
                                                                                                       ------------     -----------
       Net cash provided by (used in) financing activities                                                2,295,000         192,000
                                                                                                       ------------     -----------

     Net (decrease) increase in cash and cash equivalents                                                   (41,000)         43,000

     Cash and cash equivalents, beginning of year                                                           145,000         102,000
                                                                                                       ------------     -----------
     Cash and cash equivalents, end of year                                                            $    104,000     $   145,000
                                                                                                       ============     ===========

          See accompanying Notes to Consolidated Financial Statements.

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996 AND FEBRUARY 29, 1996


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The Company
     -----------

     Photonics Corporation, d/b/a DTC Data Technology (the Company) (Photonics), a California corporation, designs, develops, and markets Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) product for personal computers. In June 1995, Photonics suspended the further development and production of products using its technology, ceased all marketing activities related to those products and terminated substantially all of its employees. In March 1996, Photonics Corporation acquired DTC Data Technology Corporation (DTC), a Delaware corporation. Following the merger, the Company formally discontinued the marketing of all networking products previously sold by Photonics, with DTC being the surviving business unit.

     DTC was founded in 1979 as an independent designer, developer and marketer of intelligent storage controllers and chip sets used primarily in connection with IBM-compatible personal computers. DTC designs proprietary integrated circuits for use in its storage controllers and chip sets. These circuits are fabricated by semiconductor manufacturers based on DTC's specifications. Final assembly and test of controller boards are performed by approved vendors both in the United States and abroad.

     Basis of Presentation
     ---------------------

     The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The liquidity of the Company has been adversely affected by recurring losses resulting in an accumulated deficit and a capital deficiency at December 31, 1996. Over the past five years, the Company has sold portions of its business (Note 2) considered to be outside the scope of its strategic focus in order to supplement working capital resources and reduce dependence on bank financing.

     Management believes that these steps, as well as outside investment participation and improved results of operations, will provide the Company with the opportunity to achieve its objectives. There is, however, no assurance that the steps taken or programs in place will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies - continued
     ------------------------------------------------------

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

     As of December 31, 1996 and February 29, 1996, the minority interest represents the minority stockholders' proportionate share of the equity of the subsidiaries, Qume Taiwan and Data Technology Hong Kong Ltd., which was 0.6% and 1%, respectively.

     Purchase Accounting
     -------------------

     The acquisition of DTC by Photonics has been treated as a "purchase" for accounting purposes. Since DTC stockholders own a majority of the shares of the combined company and DTC retained management and board control, the acquisition was accounted for as though DTC were the acquiror. Accordingly, the assets and liabilities of Photonics were recorded at fair value and the historical results of operations of the combined company are those of DTC.

     Foreign Currency Translation
     ----------------------------

     Certain entities located outside the United States use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while revenues and costs are translated at monthly average exchange rates. Translation gains and losses are accumulated as a separate component of stockholders' deficiency.

     For foreign entities operating in U.S. dollars, net nonmonetary assets are translated at historical exchange rates, and net monetary assets are translated at current exchange rates. Translation gains and losses are included in the determination of the results of operations.

     The Company incurred foreign exchange losses of approximately $5,000 for the year ended February 29, 1996. The Company did not incur losses for the ten months ended December 31, 1996. These amounts are reflected in other income in the accompanying consolidated statements of operations.

     Cash Equivalents
     ----------------

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies - continued
     ------------------------------------------------------

     Inventories
     -----------

     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).

     Equipment and Leasehold Improvements
     ------------------------------------

     Equipment and leasehold improvements are stated at cost. Depreciation on equipment and leasehold improvements is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

     Revenue Recognition
     -------------------

     Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements which provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time.

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Deferred income taxes as of December 31, 1996 and February 29, 1996, primarily result from certain expenses that are not currently deductible for tax purposes.

     Net Income (Loss) Per Common Share
     ----------------------------------

     Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for each year. Common equivalent shares, principally stock options, are included in the per share calculation when the effect of their inclusion would be dilutive.

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies - continued
     ------------------------------------------------------

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Long-lived Assets
     -----------------

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The new standard is effective for fiscal years beginning after December 15, 1995. Upon adoption in the first fiscal quarter of 1996, there was no significant effect upon the Company's financial position or consolidated results of operations.

     Stock-Based Incentive Program
     -----------------------------

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS No. 123 in the first quarter of fiscal 1996, and elected to continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25 supplemented by SFAS No. 123's required footnote disclosures. Adoption of SFAS No. 123 did not have a significant effect upon the Company's financial position or consolidated results of operations.

     Reclassifications
     -----------------

     Certain amounts in the February 29, 1996 financial statements have been reclassified to conform with the December 31, 1996 presentation.

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies - continued
     ------------------------------------------------------

     Reverse Stock Split
     -------------------

     On March 6, 1996, the Company's Board of Directors declared a 0.1478531 to 1 reverse stock split. All references to number of shares, except shares authorized, and to per share information, in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

2.   Divestitures and Sale of Assets and Liabilities
     -----------------------------------------------

     DTC Data Technology
     -------------------

     On August 31, 1995, the Company, together with DTC, announced that they had executed an agreement under which Photonics would acquire all the assets and certain liabilities of DTC in exchange for the issuance to DTC of shares and/or rights to shares of common stock representing 77.5% of Photonics outstanding stock. The transaction was treated as a purchase for accounting purposes. Since DTC stockholders owned a majority of the shares in the combined entity and retained management and board control, the transaction was accounted for as though DTC was the acquirer, though Photonics was the surviving legal entity.

     DTC Technology Corporation
     --------------------------

     On July 8, 1994, DTC entered into an agreement, with DTC Technology Corporation (DTC Taiwan) and Compac International Company (Compac) (a subsidiary of DTC Taiwan) whereby DTC disposed of its interest in DTC Taiwan, assigned its interest in certain receivables, sold shares of its common stock and issued a convertible promissory note in consideration for the settlement of amounts owed by DTC to DTC Taiwan of approximately $12.4 million.

     DTC Taiwan forgave DTC's intercompany payable of approximately $12.4 million for the following considerations as specified in the agreement:

          Transfer of all the Company's interest (56%) in DTC Taiwan                 $    6,000,000
          Assignment of the note receivable from Silver Star Developments, Ltd.           1,000,000
          Assignment of value for Wyse Holdback                                           2,500,000
          Issuance of DTC's common stock                                                    893,000
          Issuance of subordinate convertible promissory note                             2,000,000
                                                                                         ----------
          Total consideration for amounts owed to DTC Taiwan                         $   12,393,000
                                                                                         ==========

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Divestitures and Sale of Assets and Liabilities - continued
     ----------------------------------------------------------

     DTC assigned $1 million of it $1.6 million note receivable from Silver Star Development Limited to DTC Taiwan and assigned $2.5 million of its right to the Wyse Holdback, which is net of $1.2 million of the Wyse Holdback pledged to the Bank of New York. DTC also issued 1,372,070 shares of it's common stock to DTC Taiwan valued in the agreement at $893,000 and a subordinated convertible promissory note for $2 million. DTC recorded a $1.6 million loss on in fiscal 1994 from the divestiture of DTC Taiwan, which represents the difference between the book value of the net assets of DTC Taiwan ($7.6 million) and the $6.0 million consideration specified in the agreement (Note 13).

     The $2 million subordinated convertible promissory note bore interest at 8% per annum and was payable in monthly minimum installments and convertible into nonvoting cumulative convertible redeemable preferred stock at the conversion price of $1.00 per share, with the preferred shares being convertible into common stock. On February 16, 1996, DTC effectively converted the remaining balance of the promissory note, $1,700,439 into 502,830 shares of common stock.

3.   Inventories
     -----------

     A summary of inventories follows:
                                           December 31,   February 29,
                                               1996           1996
                                           ------------   ------------
          Raw materials                    $    118,000   $    165,000
          Work-in-process                       357,000        105,000
          Finished goods                        475,000        424,000
                                           ------------   ------------
                                           $    950,000   $    694,000
                                           ============   ============

4.   Property and Equipment
     ----------------------

     A summary of property and equipment follows:

                                                                  December 31,   February 29,
                                                                      1996           1996
                                                                  ------------   ------------
          Equipment                                               $  2,312,000   $  2,173,000
          Furniture and fixtures                                       277,000        471,000
          Leasehold improvements                                        94,000         95,000
                                                                  ------------   ------------
                                                                     2,683,000      2,739,000
          Less accumulated depreciation and amortization             2,571,000      2,702,000
                                                                  ------------   ------------
                                                                  $    112,000   $     37,000
                                                                  ============   ============

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Income Taxes
     ------------

        Income tax expense for the ten months ended December 31, 1996 and for the fiscal year ended February 29, 1996 was $1,000 for each period.
$
        Deferred tax assets (liabilities) comprises the following:

                                                         December 31,    February 29,
                                                             1996           1996
                                                         ------------    ------------
          Depreciation                                   $    240,000    $    206,000
          Reserves not currently deductible                   561,000         496,000
          Accrued liabilities                                 329,000         722,000
          Net operating losses                             29,493,000      29,373,000
          Tax credit carryovers                             1,288,000       1,288,000
          Valuation allowance                             (31,911,000)    (32,085,000)
                                                          -----------    ------------
          Net deferred tax asset                          $        --    $         --
                                                          ===========    ============

     The Company's effective tax rate differs from the statutory federal income tax principally as a result of federal and state net operating losses for which a full valuation allowance has been provided.

     At December 31, 1996, the Company had approximately $83 million of regular net operating losses to offset future federal income tax. These carryforwards expire in the years 2002 through 2011. In addition the Company has approximately $1.2 million of federal tax credits expiring 1997 through 2004.

     The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership" change as defined by the Internal Revenue Code, the Company's ability to utilize the Federal and California net operating losses could be reduced (Note 15).

     Deferred foreign taxes as of February 29, 1996, represent estimated amounts due to a foreign country based upon capital stock transactions between DTC Taiwan and the DTC. This liability (Note 14) was not acquired from DTC as part of the acquisition (Note 2) by Photonics.

6.   Commitments
     -----------

     Facility Leases
     ---------------

     The Company leases its facilities under noncancelable lease agreements expiring through 1998. The facility leases require the Company to pay certain maintenance and operating
                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Commitments - continued
     -----------------------

     expenses such as taxes, insurance, and utilities. Rent expense related to these operating leases was $178,000, and $166,000 for the ten months ended December 31, 1996, and the year ended February 29, 1996, respectively. Future minimum lease payments required under the operating leases for 1997 and 1998 are $168,000 and $103,000, respectively.

     Accounts Receivable Financing
     -----------------------------

     During 1996, the Company signed an agreement with National Business Finance, Inc. of Denver, Colorado (NBFI), which would allow the Company to factor receivables acceptable to NBFI. Pursuant to the agreement, NBFI would advance 80% of qualified receivables and have a secured interest in the general assets of the Company. NBFI would also discount the invoice 1% for the first 10 days, and thereafter the carrying charge for the advance would be calculated at 1/15% per day on outstanding balances. This equated to an effective rate for a typical Company receivable of 28% per annum. As of December 31, 1996, the outstanding balance owed to NBFI was $44,000.

7.   Capital Stock
     -------------

     Common Stock
     ------------

     During the year ended February 29, 1996, DTC issued 502,830 shares of DTC common stock in a transaction that converted debt to equity (Note 2).

     During the ten months ended December 31, 1996, the Company retired 115,329 shares of common stock held under the laws of the State of Delaware. The Company also issued a total of 354,847 shares of the Company's common stock in private placement transactions with shareholders exempt from registration under the Securities Act, which generated net proceeds of approximately $600,000 of which approximately $100,000 and $500,000 was received during the ten months ended December 31, 1996, and the year ended February 29, 1996, respectively.

     Stock Warrants
     --------------

     As of December 31, 1996, the Company had outstanding warrants for 20,000 shares of common stock, exercisable through November 1998 at $38.75 per share, relating to bridge loan financing obtained prior to the Company's initial public offering. Also outstanding was a warrant issued to the underwriter to purchase 26,250 shares of common stock at $54.00 per share through November 1998.

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Capital Stock - continued
     -------------------------

     Stock Option Plans
     ------------------

     FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of the stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 1995 and 1996 for the Photonics and DTC plans, respectively: dividend yield of 0, 0; expected volatility of 33%, 136% and 47%, 119%; risk-free interest rates of
     6.4 and 6.6 percent; and expected lives of 10 years and 5 to 10 years for the plan options.

     Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                      December 31,   February 29,
                                                          1996           1996
                                                      ------------   -------------
          Net income (loss):
            As reported                               $    876,000   $ (2,851,000)
                                                      ============   ============
            Pro forma                                 $    847,000   $ (2,876,000)
                                                      ============   ============

          Primary earnings (loss) per share:
            As reported                               $       0.18   $      (0.84)
                                                      ============   ============
            Pro forma                                 $       0.18   $      (0.74)
                                                      ============   ============

     Employee Stock Option Plan
     --------------------------

     The Company has a stock option plan (the Plan) that allows for the issuance of incentive and nonqualified stock options to employee and consultants of the Company. Options granted under the Plan are generally for periods not to exceed 10 years and generally must be at prices not less than 100% and 85%, for incentive and non-qualified stock options, respectively, of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are established at the estimated fair value of the stock on the date of grant.

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Capital Stock - continued
     -------------------------

     A summary of the status of the Company's stock option plan is as follows:

                                                                                 Weighted-Average
                                                                     --------------------------------------
                                            Share        Exercise     Exercise     Fair Value    Remaining
                                           Options        Price         Price       at Grant        Life
                                          ----------   -----------   -----------   -----------   ----------
          Balance at December 31, 1994       971,857   $0.71-$7.38     $3.79                     8.32 years
           Granted                           943,441   $0.81-$1.50     $0.85          $0.12
           Canceled                       (1,360,366)  $0.71-$7.38     $4.99
                                          ----------
          Balance at December 31, 1995       554,932   $0.71-$0.84     $0.80                     6.28 years
           Granted                           115,291   $0.16           $0.16          $0.10
           Canceled                         (557,571)  $0.16-$4.20     $0.80
                                          ----------
          Balance at December 31, 1996       112,652   $0.16           $0.16                     2.77 years
                                          ==========

     There were no options exercisable as of December 31, 1996.

     DTC - Nonemployee Director Stock Option Plan
     --------------------------------------------

     The 1988 Nonemployee Director Stock Option Plan (the Director Plan), implemented by DTC, provides for the automatic grant of nonqualified options under specified circumstances to nonemployee directors and authorizes the issuance of up to 400,000 shares of the Company's common stock. The per share price of the options granted under the Director's Plan must be equal to the fair market value of the Company's common stock on the date of grant. These options generally vest over four years and expire ten years from the date of grant.

     Under the terms of the asset purchase agreement between Photonics and DTC (Note 2), Photonics assumed each option under the same terms and conditions set forth in the DTC 1988 Nonemployee Director Stock Option Plan. However, Photonics did not exchange those options of the nonemployee directors for Photonics options. Additionally, if those options are canceled or forfeited and reissued, Photonics is not obligated to issue shares of Photonics stock for the reissued shares.

     A summary of the status of the Company's stock option plan is as follows:

                                                                                Weighted-Average
                                                                     --------------------------------------
                                              Share    Exercise       Exercise     Fair Value    Remaining
                                             Options    Price           Price       at Grant        Life
                                            --------   -----------   -----------   -----------   ----------
          Balance at February 28, 1995       138,790   $0.09-$0.25      $0.23                    6.79 years
           Granted                                --            --      $  --        $  --
           Canceled                               --            --      $  --
                                             -------
          Balance at February 29, 1996       138,790   $0.09-$0.25      $0.23                     5.79 years
           Granted                             2,956   $0.16            $0.16        $0.08
           Canceled                         (122,091)  $0.09-$1.69      $1.11
                                             -------
          Balance at December 31, 1996        19,655   $0.16-$1.69      $1.41                     3.23 years
                                             =======

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Capital Stock - continued
     -------------------------

     The number of options exercisable and their weighted-average exercise prices at December 31, 1996 was 19,034 at $1.45.

     DTC - Employee Stock Option Plan
     --------------------------------

     DTC has an incentive, nonqualified stock option plan (the Plan), which provides for the granting of stock options to employees (including officers and directors) at prices not less than the 100% of the fair market value of the Company's stock at the grant date. Options generally vest over a four year period at the rate of 25% after one year and two percent each month thereafter, and expire in ten years. The Company has reserved 5,000,000 shares of its common stock for issuance under the Plan.

     Under the terms of the asset purchase agreement between Photonics and DTC (Note 2), Photonics assumed each option under the same terms and conditions set forth in the DTC Employee Stock Option Plan. However, Photonics did not exchange those options of the nonemployee directors for Photonics options. Additionally, if those options are canceled or forfeited and reissued, Photonics is not obligated to issue shares of Photonics stock for the reissued shares.

     A summary of the status of the Company's stock option plan is as follows:

                                                                                Weighted-Average
                                                                     --------------------------------------
                                              Share      Exercise     Exercise     Fair Value    Remaining
                                             Options       Price        Price       at Grant        Life
                                            ----------   ---------   -----------   -----------   ----------
          Balance at February 28, 1995        887,875   $0.25            $0.25                   6.42 years
           Granted                            275,000   $0.16-$0.22      $0.18        $0.04
           Canceled                          (154,535)  $0.22-$0.25      $0.25
                                            ---------
          Balance at February 29, 1996      1,008,340   $0.25            $0.23                   6.50 years
           Granted                            102,308   $0.16            $0.16        $0.08
           Canceled                          (982,205)  $0.16-$4.20      $1.54
                                            ---------
          Balance at December 31, 1996        128,443   $0.16-$1.69      $0.47                   2.63 years
                                            =========

     The number of options exercisable and their weighted-average exercise prices at December 31, 1996 was 85,844 at $0.62.

     Shares Savings Plan
     -------------------

     The Company maintains a Shared Savings Plan (the SSP) covering substantially all of its U.S. employees. The SSP allows employees to defer from 2% to 12% of their compensation to the maximum amount permitted by law. Employee and Company contributions are considered tax

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Capital Stock - continued
     -------------------------

     deferred under Section 401(k) of the Internal Revenue Code. Under the terms of the SSP, the Company will contribute, on a quarterly basis, shares of its common stock to each employee's account equal in value to 40% of the employee's contributions, limited, however to $2,000 or 6% of compensation per calendar year, whichever is less. The Company's contributions vest at the rate of 25% for each full year of service, as defined, but become 100% vested upon normal retirement, disability or death. Contributions of the Company's common stock to the SSP were as follows:

                                                  Shares
                                                Contributed        Market
                                                to the SSP          Value
                                                ----------        -------
          Year ended February 29, 1996             13,784         $19,000
                                                   ======         =======
          Ten months ended December 31, 1996        2,382         $ 3,000
                                                   ======         =======

     Investment by Broadsino Computer Development Ltd. of Hong Kong
     --------------------------------------------------------------

     On February 28 ,1995, the Company and Broadsino Computer Development Ltd. of Hong Kong (Broadsino) consummated an agreement under which DTC authorized the sale of an aggregate of four million shares of its common stock (1,600,000 shares held in escrow) for the sum of $1.0 million or $0.25 per share. As consideration for the sale of its common stock, DTC received $300,000 in cash, $395,000 in inventory and a 9% note receivable of $305,000. In fiscal 1996, the note was fully collected and the shares released from escrow.

     A condition of the above agreement required the Chairman, President and other members of the Company's management to purchase a minimum of $500,000, up to $1,000,000, of the Company's common stock at $0.25 per share. As of February 29, 1996, the Chairman and President had invested $500,000, which is reflected as a capital subscription in the stockholders' deficiency section of the consolidated balance sheet, however the related shares were not issued until March of 1996.

8.   Major Customers and Export Sales
     --------------------------------

     The operations of the Company are in one industry segment and include primarily the design, development, manufacture and sales of controller boards. The Company's customers consist primarily of original equipment manufacturers, value-added resellers, value-added distributors, system integrators and dealers in this industry.

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Major Customers and Export Sales - continued
     --------------------------------------------

     The Company had the following financial information by geographic regions:

                                 December 31,   February 29,
                                     1996           1996
                                 ------------   ------------
       Net revenues
          Far East               $     10,000        248,000
          Europe                      188,000        248,000
          North America             4,986,000   $ 10,814,000
                                 ------------   ------------
                                 $  5,184,000   $ 11,310,000
                                 ============   ============

     For the ten months ended December 31, 1996, one customer accounted for 13% of net revenues. For the year ended February 29, 1996, no one customer accounted for more than 10% of net revenues.

9.   Related Party Transactions
     --------------------------

     A member of the board of Directors and representative of Broadsino (Note 7) is President of the Company's prime subcontractor for the production of the Company's storage controllers, which meets approximately 70% of the Company's requirements. For the ten months ended December 31, 1996 and for the year ended February 29, 1996, the Company purchased approximately $1,717,000 and $7,081,000 from this prime subcontractor, respectively. At December 31, 1996 and February 29, 1996, amounts due to this subcontractor were approximately $1,009,000 and $459,000, respectively.

     In connection with the signing of the DTC Taiwan agreement (Note 2), DTC agreed to place purchase orders to DTC Taiwan for all major product sales and choose DTC Taiwan as the favored manufacturer for needed products for sale for a minimum of twelve months. The Company has not assigned any value to the contract. The Company purchased approximately $42,000 and $332,000 of products from DTC Taiwan during the ten months ended December 31, 1996 and for the year ended February 29, 1996, respectively. At December 31, 1996 and February 29, 1996, the Company owed approximately $85,000 and $32,000, respectively, to DTC Taiwan for its purchases.

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Related Party Transactions
     --------------------------

     Notes Payable
     -------------

     During 1996, the Company entered into debt agreements with shareholders for approximately $602,000. A summary of these debt agreements follows:

                                                                                                   December 31,    February 29,
                                                                                                       1996            1996
                                                                                                   ------------    -------------
Bridge Loan to Shareholder at the rate of 10%; due on demand; convertible to preferred stock         $150,000              --

Bridge Loan to Shareholder at the rate of 10%; due on demand; convertible to preferred stock          150,000              --

Bridge Loan to Shareholder at the rate of 12%; due on demand after March 1997;
  convertible to preferred stock                                                                      100,000              --

Bridge Loan to Shareholder at the rate of 12%; due on demand; convertible to preferred stock          202,000              --
                                                                                                     --------          -------
                                                                                                     $602,000              --
                                                                                                     ========          =======

     The Company also entered into an agreement with CMC California, Inc. (CMC), a company owned by a major shareholder and Chairman of the Board of Directors where CMC assumed and paid specific vendor invoices of the related party who is the Company's prime subcontractor. This note payable bears interest at 12%, balance due on demand. At December 31, 1996, the Company owed approximately $391,000 to CMC.

10.  Accrued Expenses
     ----------------

     A summary of accrued expenses follows:

                                                                December 31,   February 29,
                                                                    1996           1996
                                                                ------------   ------------
          Accrued allowances for sales to distributors              $326,000        213,000
          Accrued legal and accounting fees                          299,000        577,000
          Accrued payroll and related expenses                       242,000        249,000
          Other accrued expenses                                      57,000        152,000
          Accrued valuation allowances                                    --      1,101,000
                                                                    --------     ----------
                                                                    $924,000     $2,292,000
                                                                    ========     ==========

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Litigation
     ----------

     The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, these matters will be resolved without material adverse effect on the Company's financial position, results of operations or cash flows.

12.  Concentration of Credit Risk
     ----------------------------

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

     A significant portion of the Company's accounts receivable are derived from one major class of customer (distributors) with the remainder spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to provision being made at the date of the sale for returns and allowances, diversity of its products, end-customers, geographic sales areas and insurance on foreign distributor sales. The Company performs credit evaluations of its customers' financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

13.  Statements of Cash Flows
     ------------------------

     Supplemental disclosure of cash flow information:

                                                                    December 31,   February 29,
                                                                        1996           1996
                                                                    ------------   ------------
       Cash paid for interest                                         $ 43,000        268,000
                                                                      ========      =========
       Cash paid for income taxes                                     $  2,000          3,000
                                                                      ========      =========

     Noncash investing and financing activities:

       Issuance of common stock in payment of note payable            $     --      1,700,000
                                                                      ========      =========
       Issue common stock subscribed                                  $600,000             --
                                                                      ========      =========
       Acquisition of DTC by Photonics                                $214,000             --
                                                                      ========      =========
       Write-off of fully depreciated assets                          $931,000             --
                                                                      ========      =========

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Adjustments to Valuation Allowances
     -----------------------------------

     Litigation
     ----------

     In 1993, the Company's subsidiary in the United Kingdom (UK) initiated voluntary liquidation proceedings. Subsequently, the court-appointed trustee for the creditors asserted a claim against the Company of approximately $800,000, which was recorded in the Company's results of operations and accrued expenses. On December 13, 1995 the Company settled the claims asserted by the creditors of its liquidated UK subsidiary for approximately $80,000, payable in eight monthly installments. During the ten months ended December 31, 1996, the Company paid in full its settlement claim, receiving a release from the creditors, and recognized a gain on the settlement of the aforementioned liquidation preceding of approximately $730,000 which is included in other income in the consolidated financial statements.

     Tax Claims
     ----------

     On July 8, 1994, DTC entered into an agreement with DTC Taiwan, and Compac for the disposition of DTC's interest in DTC Taiwan (this agreement is more fully discussed in Note 2). As a result of the disposition of DTC's interest in DTC Taiwan, the taxing authority of the Republic of Taiwan asserted a claim against DTC for approximately $1,800,000, which the Company made provision for.

     As part of the acquisition by Photonics (Note 2), on May 13, 1996, DTC gave notice to all creditors of DTC's dissolution. All creditors with claims against DTC were required, in the notice, to present their claims by July 12, 1996. As of December 31, 1996, no claim(s) had been made by the Republic of Taiwan.

     In the Photonics acquisition of DTC, Photonics assumed all liabilities of DTC, except for certain liabilities/claims of DTC arising from the disposition of DTC Taiwan. As the acquisition of DTC by Photonics has been treated as a purchase for accounting purposes, the Company recorded income of approximately $1,800,000 for the relief of debt/valuation allowance, which is included in other income, associated with the acquisition of certain liabilities.

     Tax Refund
     ----------

     In 1991, DTC received a $371,000 payroll tax refund associated with one of its subsidiaries. As DTC was uncertain as to the nature of the refund, it recorded the receipt of cash as a liability and pursued investigating the matter. Under Section 6532 of the Internal Revenue

                                                                     (continued)

                             PHOTONICS CORPORATION
                          (D/B/A DTC DATA TECHNOLOGY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Adjustments to Valuation Allowances - continued
     -----------------------------------------------

     Code, any claim for an "Erroneous Refund" must be presented by the Internal Revenue Service within two years of preparation. The statute of limitations on the tax refund has lapsed, and accordingly, the Company recorded a $371,000 relief of debt/valuation allowance, which is included in other income in the accompanying consolidated financial statements.

15.  Subsequent Events
     -----------------

     In December 1996, the Company entered into a Private Placement Memorandum
     (PPM) for the Sale of up to 3,600,000 shares of Series A Convertible Preferred Stock, at $1.00 per share, with minimum lots being 25,000 shares. The Series A Convertible Preferred Stock will be convertible into common stock on a 1 for 1 basis, carry a provision for a 10% cumulative dividend, with dividends in arrears greater than 12 months due being payable in the form of common stock and will also have a liquidation preference and voting rights. As of March 27, 1997, the Company has raised $128,000 from officers under the PPM agreement.

                                 EXHIBIT INDEX

Exhibit Number       Item
--------------       ----
      11             Computation of Earnings per Share

      27             Financial Data Schedule