Form 10QSB
period 1997-03-31
PHOTONICS CORP
filed 1997-05-15
CIK 912844

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22514
                             PHOTONICS CORPORATION
             (Exact name of registrant as specified in its charter)


                                   CALIFORNIA
         (State or other jurisdiction of incorporation or organization)


                                   77-0102343
                    (I.R.S. Employer Identification Number)


                            1515 CENTRE POINTE DRIVE
                               MILPITAS, CA 95035
                    (Address of principal executive offices)


              Registrant's telephone number, including area code:
                                 (408) 942-4000

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES [X]        NO [_]

The number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         COMMON STOCK, $0.001 PAR VALUE
                                    (Class)

                                   4,328,970
                        (Outstanding at April 16, 1997)

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                              PHOTONICS CORPORATION
                                       dba
                               DTC DATA TECHNOLOGY

                      For the quarter ended March 31, 1997

                                      INDEX

                                                                    Page Number
                                                                    -----------
INTRODUCTION PHOTONICS CORPORATION
         Introduction                                                      2
         The Market                                                        2
         The Competition                                                   2
         The Strategy                                                      3
         Products                                                          3
         Intellectual Property                                             4
         Employees                                                         4
         Sales, Distribution and Customer Service                          4
         Research & Development                                            5
         Manufacturing                                                     5
         Current Developments                                              5
         Private Financing                                                 6

PART I   FINANCIAL INFORMATION                                             7

         ITEM 1    Consolidated Interim Financial Statements

                   Consolidated Balance Sheet as of March 31, 1996 and
                   December 31, 1996                                       8

                   Consolidated Statements of Operation for the Three
                   months ended March 31, 1997 and March 31, 1996          9

                   Consolidated Statement of Cash Flows                   10

                   Notes to Consolidated Financial Statements             11

         ITEM 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    13

PART II  OTHER INFORMATION

         ITEM 1    Legal Proceedings                                      14

         ITEM 2    Changes in Securities                                  15

         ITEM 3    Defaults Upon Senior Securities                        15

         ITEM 4    Submission of Matters of a Vote of Security Holders    15

         ITEM 5    Other Information                                      15

         ITEM 6    Exhibits and Reports on Form 8-K                       15

                              PHOTONICS CORPORATION
                                   Form 10-QSB



INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth below and elsewhere in this report. The industry in which the Company competes is characterized by extreme rapid changes in technology and frequent new product introductions. The company believes that its long term growth will depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of customers. While the Company has invested in new products and processes and feels confident that it can keep abreast of current technology trends, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

THE MARKET

DTC dominated the Integrated Device Electronics("IDE") and Enhanced IDE ("EIDE") controller card market in 1994-1995. During that period DTC developed comprehensive distribution channels with established name and trademark recognition. Starting in 1995, the IDE controller market started to decline as Intel entered into the motherboard business and incorporated the IDE controller function into its motherboard chipset. Today, the transition from add-on IDE cards to on-board built-in IDE function is complete. Now, the IDE controller cards are used by Original Equipment Manufacturers ("OEM") for inclusion with IDE CD-ROM, Tape and other IDE peripheral devices. System Integrators and Value Added Resellers ("VAR") use IDE Input/Output "(I/O") controller cards for maintaining and upgrading existing systems to EIDE disk interface, high speed serial port , Enhanced Parallel Port ("EEP") and Enhanced Capability Parallel Port ("ECP") for high performance modems, printers and other new peripherals. Sales also have changed from mainly OEM to VARs and system integrators through distribution and retailers. The IDE I/O market has settled and stabilized at a much lower level of approximately $50 million dollars.

The Small Computer System Interface ("SCSI"), developed in the late 1970s, is a standard by which computers and their peripherals could interface intelligently. Having the image of high performance, higher connectivity, and the ability of connecting external peripherals, SCSI controllers have become the controller of preference for high end personal computers, workstations, and file servers.

The SCSI host adapter (controller) market has been growing about 40% to 50% per year for the past 5 years to over $1 billion in 1996. The SCSI controller market is dominated by Adaptec with over 70% of the market, and many other small SCSI vendors (less than $50 million in SCSI controller sales). All SCSI controller, though all conforming to and IEEE standard, are vendor unique and are not compatible with one another and with the de facto standard of Adaptec. SCSI represents approximately 80% of Adaptec revenues and Adaptec enjoys a 60% gross margin.

The compatibility issue presents a significant disadvantage for small SCSI controller vendors. Consequently other SCSI vendors (including DTC) have not been able to obtain a meaningful market share even at significantly lower price and margin.


THE COMPETITION

Due to the decline of the market, most of the IDE controller vendors have dropped out of that business segment. Promise and SIIG remain in the upgrade and I/O add-on markets that competes with the Company's newly introduced Ultima and planned I/O family of products. The

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

Company has broader sales channels, stronger name recognition, and access to low cost manufacturing compared with either of these companies.


In the SCSI market, the Company plans to offer a family of Adaptec compatible SCSI products(as discussed above) that should offer a superior alternative to Adaptec and other competitors. Besides DTC, which currently markets a family on non-Adaptec compatible SCSI products, and Adaptec, the current other suppliers of SCSI products are: Always, DPT, AdvanSys, CMD, Forex, Initio, LDP, Myles, Promise, Q Logic, SIIG, and Symbios (Other Competitors). While Adaptec has been growing at 40% or more per year, none of the other competitors are prospering financially. All of them market purportedly technically superior by non-Adaptec compatible products at a lower price than Adaptec without achieving significant success.

THE STRATEGY

The company's strategy is to develop a family of Adaptec compatible SCSI controller cards with a superior value to the market's current offerings. DTC has been in the SCSI market since 1990 and has, in the past, developed several high performance (non-Adaptec compatible) SCSI products. These products, as with the products of the Other Competitors, have not gained general market acceptance. There can be no assurances that general market acceptance an be attained with DTC's proposed Adaptec compatible products, but the Company feels strongly that there is a significant market segment for a cost effective compatible product.

The Company plans to broaden its product offering in the IDE I/O market segment to reverse the decline in sales and restore the Company to profitability ISA-IDE and VL-IDE I/O products still represent the major portion of the Company's sales. Recently the Company introduced the ISA BUS EIDE Ultima family of controller products and will, during the second half of this year, introduce several new serial, parallel port I/O products for the upgrade market.

During the last fiscal year, the Company decided to re-enter the SCSI market, and Adaptec compatible SCSI products in particular. The Company is in the process of developing a family of high end Adaptec compatible PCI-SCSI products that would include high performance features that are not currently found on Adaptec products. This project is in progress and, though the Company intends to continue to market IDE I/O products as long as the market exists, it is the Company's intention to base (but not limit) its future growth on this new line of SCSI controller cards. The Company will continue to monitor technology trends closely and plans to stay apace or ahead of new technology offerings.

PRODUCTS

The Company will continue to market its IDE and I/O product cards as long as there is a market for these products. During the quarter ending March 31, 1997 the Company started marketing a low end Adaptec compatible ISA-SCSI product based on its proprietary DTC50C18 chip. This low-end product is intended to be marketed to Original Equipment Manufacturers ("OEM") and Value Added Retailers ("VAR") who could "bundle" such a controller card with their SCSI peripherals such as scanner or CD-ROMs. This low end market, which represents 10% to 20% of the overall SCSI market, commands low prices and is much more cost competitive than the high end market. The Company believes it can be cost competitive and generate a profit with these low end products. As the Company's sales and marketing strategy was not fully implemented until the end of March and into April of 1997, the financial results cannot be reflected in the quarter ending March 31, 1997.

The Company is committed to continuous product improvement and innovation which the Company believes is necessary for greater market penetration of its products.

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

INTELLECTUAL PROPERTY

The Company has studied the intellectual property issues (and performed patent searches) related to the SCSI products which it intends to market and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of its current or proposed line of Adaptec compatible SCSI products. However, there can be no absolute assurances that such legal challenges will not happen.

Software is an important ingredient for success in the controller market. DTC has a large library of copyrighted IDE and SCSI software drivers and utilities for various operating systems including DOS, OS/2, UNIX, Novell, Windows 3.1, and Windows 95. DTC, having designed several SCSI and IDE ASIC's, recently acquired the design right to the ASIC used in its low end DTC50C18 ISA-SCSI product, and is in the process of designing a PCI-SCSI ASIC.

THE Company has studied the intellectual property issues and performed patent searches related to the IDE, I/O and SCSI products which it is marketing, and intends to market, and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of its IDE, I/O or SCSI PRODUCTS. While there have been no legal challenges in the part, there can be absolute assurances that there will be none in the future.

EMPLOYEES

As of March 31, 1997 DTC employed 21 individuals on a full time basis, 20 of which were located in the United States and 1 in Hong Kong. Of such employees 5 were engaged in manufacturing and related operations, 5 in development and engineering, 5 in sales and marketing, and 6 in general management and administration. This work force was augmented periodically by the employment of consultants and temporary agency employees. None of DTC's employees are represented by a labor union and DTC considers its employee its employee relations to be good.

During the quarter ending March 31, 1997 the Company employed a new Vice President of Sales and Marketing who has extensive experience in the sales channels used by the Company. While the Company intends to continue to use its most effective independent sales representatives, it has employed some highly experiences territory sales managers to manage, strengthen, and expand the sales channels.

SALES, DISTRIBUTION AND CUSTOMER SERVICE

The Company currently sells its products through domestic and international independent distributors, computer retailers and OEMs. In the United States and Canada, the Company sells to most of the top national distributors in the computer industry including Ingram Micro, Merisel, Tech Data, Southern
Electronics Corporation and D & H Distributing who in turn distribute the Company's products to retailers, OEMs and VARs. The Company's current sales strategy is to increase its sales to OEM's, VARs and retailers.

The Company's customer service and technical support organization is located in Milpitas, California and provides customers with software driver updates, upgrade programs and warranty service. The technical support personnel assist end users and distributors via telephone, fax-back facsimile services, a 24 hour bulletin board service and an Internet Web site (WWW.datatechnology.com).

As is common practice in the personal computer industry, the Company frequently grants distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases, as well as price protection and marketing development funds. While the Company reserves funds each month to cover these programs, there can be no absolute

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

assurances that the Company's current allowances will be sufficient to not have a material adverse effect on future operating results.

RESEARCH AND DEVELOPMENT

The Company believes that continued investment in research and development is critical to successful new product introductions, which address market needs, on a timely and cost effective basis. DTC's knowledge and expertise in SCSI predates the founding of Adaptec and the Company has completed similar SCSI projects in the past.

The Company has completed the development of its low end Adaptec compatible ISA-SCSI line of products and the official product launch is taking place early in the second quarter of 1997. For the high end PCI-SCSI product family, the Company has completed the architectural and product specification for the Application Specific Integrated Circuit ("ASIC") and has contracted with an outside engineering firm for the design of the ASIC under the supervision of the Company's engineers This will allow the Company to focus on its own SCSI expertise and leverage the ASIC knowledge of the contracted design firm thereby reducing the cost and time to market.


MANUFACTURING

Over the years the Company has developed business relationships with various contract board manufacturers in the Far East which currently supply DTC with highly cost competitive finished product. It is the Company's intention to continue utilizing these sources of production. Not having to invest in capital equipment and/or purchase sizable raw material inventories and being able to take advantage of the lower cost of labor and overhead utilized by such contract manufacturers, the Company believes that it will be able to conserve its cash position, allow the Company greater operational flexibility and keep the Company focused on its areas of expertise. There can, however, be no absolute assurance that these manufacturing sources will remain available to DTC.

At the present time approximately 70% of the Company's storage controller requirements are provided by manufacturing facilities operated by Broadsino Computer Development, Ltd. Of Hong Kong. Broadsino is the beneficial owner of 591,412 shares of the Company's common stock and 300,000 shares of the Company's Preferred A stock to be issued in May 1997.

CURRENT DEVELOPMENTS

The company has completed the development of a family of low end compatible Adaptec ISA-SCSI controller cards based on its proprietary DTC50C18 chip. The products have been released to manufacturing and the product will be launched nationally during May of 1997. Management believes that the introduction of the Adaptec compatible product line paves the way for the future introduction of the high end line of PCI-SCSI products as discussed above.

The Company has made significant personnel changes during this quarter. A former Chief Financial Officer of the Company, JoAn E. Hughes, was rehired as Chief Financial Officer on February 24, 1997. Michael Del Vecchio was hired as the Vice President of Sales and Marketing on February 10, 1997. They were both confirmed as Officers of the Corporation by the Board of Directors at its regularly scheduled board meeting on April 28, 1997.

The Vice President has hired two Territory Sales Managers. One is based on the east coast to cover all territory east of the Mississippi plus Central and Latin America. One is based in the mid-west to cover all territory west of the Mississippi plus Canada.

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

The Company was able to enhance its working capital position during the quarter as is explained below under Private Financing.

PRIVATE FINANCING

The Company had previously reported it was in negotiations with an investment banker to raise funds in a private placement that would consist of the Company's Series A Convertible Preferred Stock ("Preferred Stock"). The offering was to be made on a "best efforts, all or none" basis. The negotiations with that particular investment banker did not result in any private placement. The Company was, however, successful in raising over Two Million Dollars based upon its own efforts. Preferred Stock is in the process of being issued. The Preferred Stock, as was previously stated, will carry a 10% cumulative dividend, payable twelve months in arrears in the form of Common Stock. The Preferred Stock will be convertible at any time at the option of the holder into an equal number of shares of the Company's Common Stock, a liquidation preference and voting rights At the option of the Company, the Preferred Stock will be subject to mandatory conversion into an equal number of shares of the Company's Common Stock provided that the closing bid price for the Company's Common Stock equals or exceeds $2.50 per share (as adjusted for any subsequent stock dividends, splits, combinations or the like) for twenty consecutive trading days and the Company has a currently effective registration statement on file with the Securities and Exchange Commission covering the underlying Common Stock to be issued upon conversion. At the time of its sale, the Preferred Stock, and Common Stock issuable upon conversion thereof, is not registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. This offering targeted only sophisticated investors who meet the edification of accredited investor as set forth in Rule 501 of Regulation D under the Act.

As part of the Company's capital subscription receipts, $592,855 in debt was converted to equity.

There were several related party transactions in the course of the capital subscription offering. Preferred A Stock, as described above, will be issued to related parties as per the following table.

      NAME                     RELATIONSHIP                NUMBER OF SHARES
      ----                     ------------                ----------------
David S. Lee                   Chairman of the Board           544,407
James T. Koo                   President and CEO               245,641
Broadsino Development
c/o K.C. Yeung                 Director                        300,000
Robert Dilworth                Director                         11,500

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

PART 1       FINANCIAL INFORMATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

                              PHOTONICS CORPORATION
                           Consolidated Balance Sheet
                             (amounts in thousands)

                                                         March 31,  December 31,
                                                           1997        1996
                                                        (unaudited)  (audited)
                                                        ----------- -----------

ASSETS

   CURRENT ASSETS:
        Cash and cash equivalents                          $    141    $    104
        Accounts Receivable, net                                630         849
        Inventories, net                                        672         950
        Prepaid expenses and other current assets               682          84
                                                           --------    --------

             Total current assets                             2,125       1,987

       Furniture and equipment, net                              97         112
       Other Assets                                              14          14
                                                           --------    --------

             Total Assets                                  $  2,236    $  2,113
                                                           --------    --------

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)

   CURRENT LIABILITIES:
       Due to Related Parties                                   925       2,130
       Accounts payable                                       1,219       1,309
       Accrued liabilities                                      851         998

             Total current liabilities                        2,995       4,437

       Long term liabilities                                      0           0
       Deferred Taxes                                             0           0

             Total Liabilities                                2,995       4,437

Minority interest in subsidiaries                               125         125

SHAREHOLDERS' EQUITY (DEFICIENCY):
       Common stock                                          44,108      44,075
       Treasury stock                                             0           0
       Capital subscription                                   2,093          26
       Accumulated deficit                                   47,239      46,704
       Cumulative translation adjustment                        154         154
                                                           --------    --------

             Total shareholders' equity (deficiency)           (759)     (2,449)
                                                           --------    --------

             Total liabilities and shareholders' equity    $  2,236    $  2,113
                                                           ========    ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

                              PHOTONICS CORPORATION
                      Consolidated Statements of Operations
                  (amounts in thousands, except per share data)


                                                    Three months ended March 31
                                                        1997            1996
                                                    -----------     -----------
                                                    (unaudited)     (unaudited)
REVENUES:
       Net Product Sales                            $     1,241     $     2,497

       Cost of Revenues                                     947           1,887
                                                    -----------     -----------

              Gross Profit                                  294             610


OPERATING EXPENSES:
       Research and development                             186             160
       Selling, general and administration                  601             837
                                                    -----------     -----------

             Total operating expense                        787             997

             Income (loss) from operations                 (493)           (387)

OTHER INCOME (EXPENSE):
       Interest income                                        0               0
       Interest expense                                     (21)             (8)
       Other Income                                          40               0
       Other expense                                          0               0

             Total other income (expense)                    19              (8)

Provision for taxes                                          61               0

             Net income (loss)                      $      (535)    $      (379)


Net income (loss) per share                               (0.08)           (.11)
                                                    ===========     ===========
Shares used in per share calculation                  6,615,709       3,454,822
                                                    ===========     ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

                              PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (amounts in thousands)
                                   (unaudited)

                                                                    Three months
                                                                 ended March 31,
                                                                 1997       1996
                                                           ---------  ---------
                                                          (unaudited)(unaudited)

Cash flows from Operating activities:
          Net income (loss)                                $   (535) $   (379)

          Adjustments to reconcile net loss to net
           cash used in operating activities:
                  Depreciation                                   53        12

          Changes in operating assets and liabilities:

                 Accounts Receivable                            219        (9)

                 Inventories                                    278        63

                 Deposits and prepaid expenses                 (598)      (63)

                 Accounts payable                              (172)     (972)

                 Due to Related Parties                      (1,123)        0

                 Accrued Liabilities                            (73)      271

Net Cash Provided by (used for) Operations                 $ (1,951) $ (1,077)
                                                           ========  ========
Cash flows from Investing Activities:

     Sale (Purchase) of Property and Equipment                  (38)     (177)

Net Cash used in Investing Activities                      $    (38) $   (177)
                                                           ========  ========
Cash Flows from Financing Activities:

      Proceeds from Capital Stock Subscription                2,067       100

      Proceeds resulting from the DTC acquisition                 0     1,372

      Net Borrowings (Repayments) under Bank Lines              (44)      (27)

      Borrowing (repayments of other debt), net                 (30)        0

      Other Equity Transactions, net                             33         0

Net Cash provided by (used for) Financing                  $  2,026  $  1,445
                                                           ========  ========
Net increase (decr.) in Cash and Cash Equivalents                37       191
Cash and Cash Equivalents Beginning of Period                   104        31
Cash and Cash Equivalents at end of period                 $    141  $    222
                                                           ========  ========

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

                              PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ----------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and trans- actions. The minority intere st represents the minority stockholders' proportionate share of the subsidiaries, Qume Taiwan and Data Technology Hong Kong Let., which was 0.6% and 1%, respectively.

     Foreign Currency Translation
     ----------------------------

     Certain entities located outside the United States use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while revenues and costs are translated at monthly average exchange rates. Translation gains and losses are accumulated as a separate component of stockholders' equity.

     Cash Equivalents
     ----------------

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of three months or less to be cash equivalents.

2.   EARNINGS (LOSS) PER SHARE

     Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent share outstanding for each accounting period. Common equivalent shares, principally stock options, are included in the per share calculation when the effect of their inclusion would be dilutive. For the period ending March 31, 1997, the dilutive value of The Company's Series A Convertible Preferred Stock ("Preferred Stock") was included in the loss per share calculation. The value of the Preferred Stock is represented in the equity section under Capital Subscription.

3.   INVENTORIES

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value (net realizable value), and include material, labor and attributable overhead.

     Inventories consist of the following:

                                     March 31, 1997       December 31, 1996
                                      (unaudited)             (audited)
                                     --------------       -----------------

Raw Materials and Purchased Parts   $           94         $          118
Work-in-process                                220                    357
Finished Goods                                 358                    475
                                    --------------         --------------
                                    $          672         $          950
                                    ==============         ==============

4.   PROPERTY, PLANT, AND EQUIPMENT

     Property and equipment are stated at cost and, other than leasehold improvements, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized on a straight line basis over the lesser of their useful life or remaining term of the related lease.

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

Property and equipment consisted of the following (in thousands):

                                            March 31, 1997  December 31, 1996
                                              (unaudited)      (audited)
                                              -----------      ---------

Machinery and Equipment                          $2,350          $2,312
Furniture and Fixtures                              277             277
Leasehold  Improvements                              94              94
                                                 ------          ------
                                                 $2,721          $2,683

Less Accumulated depreciation and amortization   $2,625          $2,571
                                                 ------          ------
                                                 $   96          $  112
                                                 ======          ======

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

ITEM 2 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements made concerning expected company performance and product commercialization are forward-looking statements and as such are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The Company's 1995 10-K and 1996 10-KSB contain detailed risk factors that may contribute to the actual results in future periods which could materially differ from forward-looking statements made by the Company.

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

Net revenues for the current quarter total $1.247 million, a decrease of 50% from the $2.497 million reported during the first quarter of 1996. The decline in revenues can be attributed to a shortage in working capital which slowed the delivery of backlogged product and the transition period between the outgoing sales team and the incoming team.

The gross margin in the first quarter of fiscal 1997 was approximately 23% which was not a significant change from the first quarter of fiscal 1996.

Product development expenses were approximately $186 thousand or 14% of net revenues during the current quarter compared to approximately $160 thousand or 6% of next revenues during the first quarter of 1996. The increase is attributable to the Company's commitment to the enhancement of the product lines The Company expects to make some significant expenditures during the year of 1997 to develop its high end SCSI line.

Selling, general and administrative expenses were approximately $601 thousand or 48% of new revenues during the first quarter of 1997 compared to $837 thousand or 33% of net revenues reported in the first quarter of 1996. Selling costs were generally higher as a percent of revenues, but also the additional costs of legal and accounting professional fees connected with the private placement of the Company's Preferred A Stock are reflected in the increased cost. The Company has taken steps to contain on going costs and expects a decline the percentage of costs to revenue over the second half of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $141 thousand at March 31, 1997 from $104 thousand at December 31, 1996. This increase was due primarily from invested capital. The elimination of the expense of factoring the Company's accounts receivable and the renewed focus on the in-house collection of receivables was also helpful.

The Company had an agreement with National Business Finance, Inc. of Denver, Colorado ("NBFI") that allowed the Company to factor receivables acceptable to NBFI. The costs equated to an effective rate for a typical company receivable of 28% per annum. As of December 31, 1996 the outstanding balance owed to NBFI was approximately $44 thousand. Subsequent to the December 31, 1996 year end, the Company decided it could more efficiently collect it's own receivables at less cost and terminated the agreement with NBFI. The was no balance owing to NBFI on March 31, 1997.

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

As of December 31, 1996 the Company had received funds totaling $600,000 which represented subscriptions for the Series A Convertible Preferred Stock offered in a private placement memorandum. The Company had issued interest bearing notes secured by a lien on general assets of the Company. Subsequent to the December 31, 1996 year end closing, the Company received additional subscriptions plus agreements to convert Debt to Equity. At the close of the period ending March 31, 1997 the Company had received additional cash, converted the existing notes to equity and converted debt to equity. Please note the increase in the capital subscription account listed on the Balance Sheet on page 8. Further discussion of the issuance of Preferred Stock is also to be noted on pages 5 and 6 under the caption "Private Financing"

Management of The Company feel that with the increased capitalization and the redirection of the Sales Efforts, the financial condition of the company should significantly improve over the second half of 1997.

There are no letters of credit, financing arrangements, indentures or other such credit agreements with restrictive covenants that will effect the Company.

Inflation did not have any significant impact upon the results of operations of the Company during the reporting period.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

In January 1994 Ms. Phyllis Azah, a former employee of DTC, filed a complaint in the County of Santa Clara Superior Court, California alleging harassment and discrimination of DTC and certain of its employees and claiming damages in the amount of $100 million. The suit was settled out of court in March 1997 for $13,500. The first quarterly installment of $4,300 was paid in April 1997. The next installments of $4,350 each will be paid in June and September of 1997.

The Company believes it is diligent in protecting its employees and fair in its treatment of them. The Company consistently denied the accusation made but settled out of court to bring an end to the process.

From time-to-time DTC could be involved in routine litigation as part of its normal course of business. Management believes the Company carries adequate product liability insurance and these matters can be resolved without material adverse effect on DTC's overall financial position, results of operations and cash flows.

ITEM 2   CHANGES IN SECURITIES

As discussed under Private  Financing on page 5 the Company is issuing 2,093,270
share  of  its  Series  A  Convertible   Preferred  Stock  in  response  to  the
subscriptions received during its private placement offering.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company intends to call a Shareholders Meeting to take place on June 2, 1997 at the Corporate Office located at 1515 Centre Pointe Drive, Milpitas, California at 10:00 a.m. The

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

Shareholders will be asked to vote on three proposals and any other matters that may properly come before the meeting.

The Proposal are:

1. To reelect the members of the current Board of Directors to another term. The nominees are: Robert P. Dilworth, Gary N. Hughes, James T. Koo, David
     S. Lee and K.C. Yeung

2. To approve the Photonics Corporation dba DTC Data Technology 1997 stock option plan and reserve 700,000 shares of common stock for issuance thereunder.

3. To ratify the selection of Meredith, Cardozo & Lanz LLP as the Company's independent accountants for fiscal 1997.

ITEM 5   OTHER INFORMATION

Not applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8K

EX 27 Financial Data Schedule

                              PHOTONICS CORPORATION
                                   FORM 10-QSB

                                    SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                  PHOTONICS CORPORATION dba  DTC DATA TECHNOLOGY



DATE:    May 14, 1997             BY: /s/ JoAn E. Hughes
---------------------             ---------------------------
                                      JoAn E. Hughes
                                      Chief Financial Officer