Form 10QSB
period 1997-06-30
PHOTONICS CORP
filed 1997-08-05
CIK 912844

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB
(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                   4,436,405
                        (outstanding at July 28, 1997)

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                                      DBA
                              DTC DATA TECHNOLOGY

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                     Page Number
                                                                     -----------
INTRODUCTION PHOTONICS CORPORATION
           Introduction                                                 2
           General                                                      2
           The Market                                                   2
           The Competition                                              3
           The Strategy                                                 3
           Products                                                     4
           Intellectual Property                                        4
           Employees                                                    5
           Sales, Distribution and Customer Service                     5
           Research & Development                                       5
           Manufacturing                                                5
           Current Developments                                         6

PART I     FINANCIAL INFORMATION                                        7

 ITEM 1    Consolidated Interim Financial Statements

           Consolidated Balance Sheet as of June 30, 1997 and
           December 31, 1996                                            8

           Consolidated Statements of Operations for the Three months
           and six months ending June 30, 1997                          9

           Consolidated Statement of Cash Flows                        10

           Notes to Consolidated Financial Statements                  11

 ITEM 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         13

PART II    OTHER INFORMATION

 ITEM 1  Legal Proceedings                                             14

 ITEM 2  Changes in Securities                                         14

 ITEM 3  Defaults Upon Senior Securities                               15

 ITEM 4  Submission of Matters to a Vote of Security Holders           15

 ITEM 5  Other Information                                             15

 ITEM 6  Exhibits and Reports on Form 8-K                              15

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

GENERAL

Photonics was incorporated in 1985 to design, develop and market wireless infrared local area network products (IR-LAN) which would offer unique and cost-effective connectivity solutions based on diffuse infrared technology.

DTC Data Technology Corporation ("DTC") was founded in 1979 to design, develop and market intelligent storage controllers and chip sets used primarily in connection with IBM compatible personal computers. Photonics entered into a purchase agreement with DTC, which was effective March 5, 1996. In the Agreement, Photonics acquired assets and liabilities in exchange for the issuance to DTC of shares and rights to shares of common stock representing 77.5% of Photonics outstanding stock.

As the DTC stockholders own a majority of the shares of the combined entity, and the management and control comes from DTC, the transaction is accounted for as though DTC was the acquirer. Accordingly, the assets and liabilities of Photonics Corporation were recorded at fair value. The historical results of the operation of Photonics Corporation as reported herein, are those of DTC.

As DTC Data Technology has the established name recognition, and established sales channels, it is the intent of the Company to eventually rename the company DTC Data Technology Corporation. As the Company caused a fictitious name statement to be recorded with the state of California on June 11, 1996, and as the reported history belongs to DTC Data Technology the legal entity is known as Photonics Corporation dba DTC Data Technology. For brevity sake, the company is herein after referred to as DTC or the Company.

THE MARKET

DTC dominated the Integrated Device Electronics ("IDE") and Enhanced IDE ("EIDE") controller card market in 1994-1995. During that period DTC developed comprehensive distribution channels with established name and trademark recognition. Starting in 1995, the IDE controller market started to decline as Intel entered into the motherboard business and incorporated the IDE controller function into its motherboard chipset. Today, the transition from add-on IDE cards to on-board built-in IDE function is complete. Now, the IDE controller cards are used by Original Equipment Manufacturers ("OEM") for inclusion with IDE CD-ROM, Tape and other IDE peripheral devices. System Integrators and Value Added Resellers ("VAR") use IDE Input/Output ("I/O") controller cards for maintaining and upgrading existing systems to EIDE disk interface, high speed serial port, Enhanced Parallel Port ("EEP") and Enhanced Capability Parallel Port ("ECP") for high performance modems, printers and other new peripherals. The Company's sales also have

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


changed from mainly OEM to VARs and system integrators through distribution and retailers. The IDE I/O market has settled and stabilized at a much lower level of approximately $50 million dollars.

The Small Computer System Interface ("SCSI"), developed in the late 1970s, is a standard by which computers and their peripherals could interface intelligently. Having the image of high performance, higher connectivity, and the ability of connecting external peripherals, SCSI controllers have become the controller of preference for high-end personal computers, workstations, and file servers.

The SCSI host adapter (controller) market has been growing about 40% to 50% per year for the past 5 years to over $1 billion in 1996. The SCSI controller market is dominated by Adaptec with over 70% of the market, and many other small SCSI vendors (less than $50 million in SCSI controller sales). All SCSI controllers, though all conforming to an IEEE standard, are vendor unique and are not compatible with one another and with the de facto standard of Adaptec. SCSI represents approximately 80% of Adaptec revenues and Adaptec enjoys a 60% gross margin.

The compatibility issue presents a significant disadvantage for small SCSI controller vendors. Consequently other SCSI vendors (including DTC) have not been able to obtain a meaningful market share even at significantly lower price and margin.

THE COMPETITION

Due to the decline of the market, most of the IDE controller vendors have dropped out of that business segment. Promise and SIIG remain in the upgrade and I/O add-on markets that competes with the Company's newly introduced Ultima and planned I/O family of products. The Company has broader sales channels, stronger name recognition, and access to low cost manufacturing compared with either of these companies.

In the SCSI market, the Company has previously reported its plans to offer a family of Adaptec compatible SCSI products that would offer a superior alternative to Adaptec and other competitors. Besides DTC, which currently markets a family of non-Adaptec compatible SCSI products, and Adaptec, the current other suppliers of SCSI products are: Always, DPT, AdvanSys, CMD, Forex, Initio, LDP, Mylex, Promise, Q Logic, SIIG, and Symbios (Other Competitors). While Adaptec has been growing at 40% or more per year, none of the other competitors are prospering financially. All of them market purportedly technically superior but non-Adaptec compatible products at a lower price than Adaptec without achieving significant success.

In May of 1997 the Company introduced its first two Adaptec compatible low-end SCSI products. These products appear to be well received in the market place. As they have been on the market less than six weeks, it is too soon to claim total success.

THE STRATEGY

The Company's strategy is to develop a complete family of Adaptec compatible SCSI controller cards with a superior value to the market's current offerings. DTC has been in the SCSI market since 1990 and has, in the past, developed several high performance (non-Adaptec compatible) SCSI products. These products, as with the products of the Other Competitors, have not gained general market acceptance. There can be no assurances that general market acceptance can be attained with DTC's current and proposed Adaptec compatible products, but the Company feels strongly that there is a significant market segment for a cost-effective compatible product.

The Company plans to broaden its product offering in the IDE I/O market segment to reverse the decline in sales and restore the Company to profitability. ISA-IDE and VL-IDE I/O products still

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

represent the major portion of the Company's sales. Recently the Company introduced the ISA BUS EIDE Ultima family of controller products and will, during the second half of this year, introduce several new serial, parallel port I/O products for the upgrade market.

During the last fiscal year, the Company decided to re-enter the SCSI market, and Adaptec compatible SCSI products in particular. The Company has introduced its low-end Adaptec compatible SCSI product and is in the process of developing a family of high end Adaptec compatible PCI-SCSI products that would include high performance features that are not currently found on Adaptec products. This project is in progress and, though the Company intends to continue to market IDE I/O products as long as the market exists, it is the Company's intention to base (but not limit) its future growth on this new line of SCSI controller cards. The Company will continue to monitor technology trends closely and plans to stay apace or ahead of new technology offerings.

PRODUCTS

The Company will continue to market its IDE and I/O product cards as long as there is a market for these products. During the half-year ending June 30, 1997 the Company started marketing a low end Adaptec compatible ISA-SCSI product based on its proprietary DTC50C18 chip. This low-end product is intended to be marketed to Original Equipment Manufacturers ("OEM") and Value Added Retailers ("VAR") who could "bundle" such a controller card with their SCSI peripherals such as scanner or CD-ROMs. This low-end market, which represents 10% to 20% of the overall SCSI market, commands low prices and is much more cost competitive than the high-end market. The Company believes it can be cost competitive and generate a profit with these low end products. The Company is also selling its low-end Adaptec compatible SCSI product into the distribution channels. As the Company's sales and marketing strategy is still in the process of implementation, the financial results will not be fully reflected until later in 1997.

The Company is committed to continuous product improvement and innovation, which the Company believes is necessary for greater market penetration of its products.

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

The Company has studied the intellectual property issues and performed patent searches related to the IDE, I/O and SCSI products which it is marketing, and intends to market, and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of its IDE, I/O or
SCSI products.    While there have been no legal challenges in the past, there can be absolute assurances that there will be none in the future.

EMPLOYEES

As of June 30, 1997 DTC employed 24 individuals on a full time basis, 23 of
which were located in the United States and 1 in Hong Kong.   Of such employees
5 were engaged in manufacturing

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

and related operations, 5 in development and engineering, 7 in sales and marketing, and 7 in general management and administration. This work force was augmented periodically by the employment of consultants and temporary agency employees. None of DTC's employees are represented by a labor union and DTC considers its employee relations to be good.

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

The Company's customer service and technical support organization is located in Milpitas, California and provides customers with software driver updates, upgrade programs and warranty service. The technical support personnel assist end users and distributors via telephone, fax-back facsimile services, a 24-hour bulletin board service and an Internet Web site (www.datatechnology.com).

As is common practice in the personal computer industry, the Company frequently grants distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases, as well as price protection and marketing development funds. While the Company reserves what it deems to be adequate funds each month to cover these programs, there can be no absolute assurances that the Company's current allowances will be sufficient to not have a material adverse effect on future operating results.

RESEARCH AND DEVELOPMENT

The Company believes that continued investment in research and development is critical to successful new product introductions, which address market needs, on a timely and cost effective basis. DTC's knowledge and expertise in SCSI predates the founding of Adaptec and the Company has completed similar SCSI projects in the past.

The Company has completed the development of its low end Adaptec compatible ISA-SCSI line of products and the official product launch has taken place. For the high end PCI-SCSI product family, the Company has completed the architectural and product specification for the Application Specific Integrated Circuit ("ASIC") and has contracted with an outside engineering firm for the design of the ASIC under the supervision of the Company's engineers. This will allow the Company to focus on its own SCSI expertise and leverage the ASIC knowledge of the contracted design firm thereby reducing the cost and time to market.

MANUFACTURING

Over the years the Company has developed business relationships with various contract board manufacturers in the Far East, which currently supply DTC with highly cost competitive finished product. It is the Company's intention to continue utilizing these sources of production. Not having to invest in capital equipment and/or purchase sizable raw material inventories and being able to take advantage of the lower cost of labor and overhead utilized by such contract manufacturers, the Company believes that it will be able to conserve its cash position, allow the Company greater operational flexibility and keep the Company focused on its areas of expertise. There can, however, be no absolute assurance that these manufacturing sources will remain available to DTC.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


At the present time approximately 70% of the Company's storage controller requirements are provided by manufacturing facilities operated by Broadsino Computer Development, Ltd. Of Hong Kong. Broadsino is the beneficial owner of 591,412 shares of the Company's common stock and 300,000 shares of the Company's Preferred A stock. (See beneficial ownership listing in Part ll, item 2, page
14)

CURRENT DEVELOPMENTS

As herein explained, the company has completed the development of a family of low-end compatible Adaptec ISA-SCSI controller cards based on its proprietary DTC50C18 chip. The products have been released to manufacturing and the product was launched nationally during May of 1997. Management believes that the introduction of the Adaptec compatible product line paves the way for the future introduction of the high end line of PCI-SCSI products as discussed above.

The Company called a Shareholder's Meeting which took place on June 2, 1997 at the Corporate Office located at 1515 Centre Pointe Drive, Milpitas, California at 10:00 a.m. Please refer to Part II, item 4, page 14 for details.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


PART 1       FINANCIAL INFORMATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statement and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                           Consolidated Balance Sheet
                             (amounts in thousands)


                                                            June 30,    December 31,
                                                              1997          1996
                                                           (unaudited)    (audited)
                                                           -----------  -------------

ASSETS

   CURRENT ASSETS:
        Cash and cash equivalents                            $    179       $    104
        Accounts Receivable, net                                  714            849
        Inventories, net                                          793            950
        Prepaid expenses and other current assets                 405             84
                                                             --------       --------

                Total current assets                            2,091          1,987

        Furniture and equipment, net                              108            112
        Other Assets                                               14             14
                                                             --------       --------

                Total Assets                                 $  2,213       $  2,113
                                                             --------       --------

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)

   CURRENT LIABILITIES:
       Due to Related Parties                                   1,252          2,130
       Accounts payable                                         1,134          1,309
       Accrued liabilities                                        746            998
                                                             --------       --------

            Total current liabilities                           3,132          4,437

       Long term liabilities                                        0              0
       Deferred Taxes                                               0              0
                                                             --------       --------

            Total Liabilities                                   3,132          4,437

SHAREHOLDERS' EQUITY (DEFICIENCY):
       Minority interest in subsidiaries                          125            125
       Common stock                                            44,113         44,075
       Treasury stock                                               0              0
       Capital subscription                                     2,088             26
       Accumulated deficit                                    (47,399)       (46,704)
       Cumulative translation adjustment                          154            154
                                                             --------       --------

             Total shareholders' equity (deficiency)             (919)        (2,324)
                                                             --------       --------

             Total liabilities and shareholders' equity      $  2,213       $  2,113
                                                             --------       --------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (amounts in thousands, except per share data)


                                           Three months ended June 30                Six months ended June 30
                                           1997                  1996                1997                1996
                                        (unaudited)           (unaudited)          (unaudited)        (unaudited)
REVENUES:
 Net Product Sales                      $    1,229          $    1,728           $    2,470        $    4,225

 Cost of Revenues                              799               1,307                1,746             3,194
                                        ----------           ---------             --------          --------

     Gross Profit                              430                421                   724             1,031


OPERATING EXPENSES:
 Research and development                      110                250                   233               344
 Selling, general and admin.                   597                660                 1,268             1,563
                                        ----------           ---------             --------          --------
   Total operating expense                     707                 910                1,501             1,907

   Income (loss) from operations              (277)               (489)                (777)             (876)

OTHER INCOME (EXPENSE):
  Interest income                                0                   0                    0                 0
  Interest expense                              (1)                (18)                 (22)              (10)
  Other Income                                 120                   0                  165                 0
  Other expense                                  0                   0                    0                 0

    Total other income (expense)               119                 (18)                 143               (10)

Provision for taxes                              2                   1                   61                 1

    Net income (loss)                   $     (160)         $     (508)          $     (695)       $     (887)


Net income (loss) per share                  (0.02)              (0.12)               (0.11)            (0.23)
                                        ==========          ==========           ==========        ==========
Shares used in per share calculation     6,426,488           4,332,239            6,426,488         3,898,267
                                        ==========          ==========           ==========        ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (amounts in thousands)
                                  (unaudited)

                                                      Six months ended June 30,
                                                         1997           1996
Cash flows from operating activities:
    Net income (loss)                                     $  (695)      $  (887)

    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                             72            66

    Changes in operating assets and liabilities:
     Accounts Receivable                                      135            88

     Inventories                                              157          (287)

     Deposits and prepaid expenses                           (321)         (154)

     Accounts payable                                        (175)           34
     Notes Payable - current portion                            0           312
     Due to Related Parties                                  (878)            0

     Accrued Liabilities                                     (178)         (288)

Net Cash Provided by (used for) Operations                $(1,883)      $(1,116)
                                                          =======       =======
Cash flows from Investing Activities:
 Sale (Purchase) of Property and Equipment                    (68)         (213)

Net Cash used in Investing Activities                     $   (68)      $  (213)
                                                          =======       =======
Cash Flows from Financing Activities:
   Proceeds from Capital Stock Subscription                 2,062           100

  Proceeds resulting from the DTC acquisition                   0         1,347

  Net Borrowings (Repayments) under Bank Lines                (44)          (28)

  Borrowing (repayments of other debt), net                   (30)            0


  Other Equity Transactions, net                               38             0

Net Cash provided by (used for) Financing                 $ 2,026       $ 1,419
                                                          =======       =======
Net increase (decr.) in Cash and Cash Equivalents              75            90
Cash and Cash Equivalents Beginning of Period                 104            31
                                                          -------       -------
Cash and Cash Equivalents at end of period                $   179       $   121
                                                          =======       =======

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


                             PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation
  ---------------------------
  The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and trans-actions. The minority interest represents the minority stockholders' proportionate share of the subsidiaries, Qume Taiwan and Data Technology Hong Kong Ltd., which was 0.6% and 1%, respectively.

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

  Cash  Equivalents
  -----------------
  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

2.  EARNINGS (LOSS) PER SHARE

  Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for each accounting period. Common equivalent shares, principally stock options, are included in the per share calculation when the effect of their inclusion would be dilutive. For the period ending March 31, 1997, the dilutive value of The Company's Series A Convertible Preferred Stock ("Preferred Stock") was included in the loss per share calculation. The value of the Preferred Stock is represented in the equity section under Capital Subscription.

3.  INVENTORIES

  Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value (net realizable value), and include material, labor and attributable overhead less reserves.


Inventories consist of the following:
                                                 June 30, 1997              December 31, 1996
                                                  (unaudited)                   (audited)
                                               ------------------           ------------------
Raw Materials and Purchased Parts                     $ 93                         $118
Work-in-process                                        229                          357
Finished Goods                                         470                          475
                                                      ----                         ----
                                                      $793                         $950
                                                      ====                         ====

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


4.  PROPERTY, PLANT, AND EQUIPMENT

    Property and equipment are stated at cost and, other than leasehold improvements, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or remaining term of the related lease.

    Property and equipment consisted of the following (in thousands):


                                                  June 30, 1997   December 31, 1996
                                                   (unaudited)        (audited)
                                                  --------------  ------------------

Machinery and Equipment                                  $1,892              $2,312
Furniture and Fixtures                                      277                 277
Leasehold  Improvements                                      94                  94
                                                         ------              ------
                                                         $2,263              $2,683

Less Accumulated depreciation and amortization           $2,155              $2,571
                                                         ------              ------
                                                         $  108              $  112

5.  EXPENSE RECLASSIFICATION

    The year-to-date June 1997 operating expenses and certain items reported under Other Expense reflect some minor and non-material reclassification of categories. These reclassifications have zero effect on net income or
    (loss).

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

Net revenues for the current quarter total $1.229 million, a decrease of 29% from the $1.728 million reported during the second quarter of 1996. The decline in revenues can be attributed to the continued shrinkage of the IDE controller card market.

The gross margin in the first quarter of fiscal 1997 was approximately 23%, which was not a significant change from the first quarter of fiscal 1996. The gross margin for the second quarter of 1997 was 35% as compared to 24% for the second quarter 1996. This reflects the fact that DTC's products being offered to the current market are a newer enhanced generation of products that while still being competitively priced are not being sold at a loss.

Product development expenses were approximately $110 thousand or 9% of net revenues during the current quarter compared to approximately $250 thousand or 14% of net revenues during the first quarter of 1996. The decrease is attributable to the Company's completion of the development of its low-end Adaptec compatible SCSI line. The Company does expect to make some significant expenditures during the second half year of 1997 to develop its high-end SCSI line.

Selling, general and administrative expenses were approximately $597 thousand or 48% of revenues during the second quarter of 1997 compared to $660 thousand or 38% of net revenues reported in the second quarter of 1996. Selling costs were generally higher as a percent of revenues, and also higher in comparison to the first quarter of 1997. This is due to the Company's refocus on the market place and implementation of sounder sales strategies. The Company expects these costs to remain at their current level while expecting revenues to rise. The Company has taken steps to contain on going general and administrative costs. These were significantly lower than the second quarter of 1996 and were $51 thousand lower than the first quarter of 1997. The Company has successfully lowered general and administrative expense in order to finance its enhanced sales strategies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $179 thousand at June 30, 1997 from $104 thousand at December 31, 1996. This increase was due primarily from invested capital. The elimination of the expense of factoring the Company's accounts receivable and the renewed focus on the in-house collection of receivables was also helpful.

The Company had an agreement with National Business Finance, Inc. of Denver, Colorado ("NBFI") that allowed the Company to factor receivables acceptable to NBFI. The costs equated to an effective rate for a typical company receivable of 28% per annum. As of December 31,

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


1996 the outstanding balance owed to NBFI was approximately $44 thousand. Subsequent to the December 31, 1996 year-end, the Company decided it could more efficiently collect it's own receivables at less cost and terminated the agreement with NBFI. There was no balance owing to NBFI on March 31, 1997. The Company has had significant success during the second quarter in collecting its receivables in a timely manner.

Management of the Company feels that with the increased capitalization and the redirection of the Sales Efforts, the financial condition of the company should significantly improve starting in mid third quarter. The Company has always realized a summer slow period in sales. This slow period has traditionally started in June extending well into August. The Company does not expect 1997 to differ from the historical norm.

There are no letters of credit, financing arrangements, indentures or other such credit agreements with restrictive covenants that will effect the Company.

Inflation did not have any significant impact upon the results of operations of the Company during the reporting period.

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

In January 1994 Ms. Phyllis Azah, a former employee of DTC, filed a complaint in the County of Santa Clara Superior Court, California alleging harassment and discrimination of DTC and certain of its employees and claiming damages in the amount of $100 million. The suit was settled out of court in March 1997 for $13,500. The first quarterly installment of $4,300 was paid in April 1997. The next installment of $4,350 was paid in June 1997 and the final installment will be paid in September of 1997.

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

ITEM 2     CHANGES IN SECURITIES

As noted in the 1/st/ quarter 10-QSB, the Company closed a round of private financing on March 31, 1997 and issued 2,093,270 shares of its Series A Convertible Preferred Stock in response to the subscriptions received during its private placement offering. This created some changes in beneficial ownership.


Shareholder and                   Number of shares   Number of shares    Total    Ownership
Relationship to Company           Of Common Stock   Of Preferred Stock  Position    as a %
--------------------------------  ----------------  ------------------  --------  ----------
David S. Lee
Chairman of the Board                      443,320             517,407   960,727         15%

James T. Koo
Pres., CEO & Director                      199,660             245,812   445,472          7%

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


K. C. Yeung
c/o Broadsino Development Ltd.             591,412             300,000   891,412         14%
Vice Pres. & Director

Robert Dilworth
Director                                     1,996              11,500    13,496          0%

John Miao
Director                                         0             150,000   150,000          2%

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company called a Shareholders Meeting which took place on June 2, 1997 at the Corporate Office located at 1515 Centre Pointe Drive, Milpitas, California at 10:00 a.m. The Shareholders were asked to vote on three proposals and any other matters that could properly come before the meeting.

The Proposals were:

1. To reelect the members of the current Board of Directors to another term. The nominees were:
        Robert P. Dilworth, Gary N. Hughes, James T. Koo, David S. Lee and K.C. Yeung

2. To approve the Photonics Corporation dba DTC Data Technology 1997 stock option plan and reserve 700,000 shares of common stock for issuance thereunder.

3. To ratify the selection of Meredith, Cardozo & Lanz LLP as the Company's independent accountants for fiscal 1997.

These proposals were approved by the shareholders. There were no other matters brought up for a vote at the meeting.

ITEM 5     OTHER INFORMATION

Gary Hughes was elected to a new term as a member of the Board of Directors at the annual shareholders meeting. Shortly thereafter, Mr. Hughes resigned from the Board citing a conflict of interest with a new position he had accepted. Mr. John Miao was appointed to the Board of Directors to replace Mr. Hughes.

In 1981, as founder and President, Mr. Miao established US operations and management team of American Mitac Corporation in San Jose, Ca. Mr. Miao was active in that capacity until 1989. Mr. Miao is currently President of BOC Lienhwa Industrial Gases Co., Ltd. In Taiwan and President of Hantech Venture Capital Corporation in Taiwan.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8K

Exhibit 27  Financial Data Schedule

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


                                   SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                      PHOTONICS CORPORATION DBA  DTC DATA TECHNOLOGY



DATE: August 5, 1997                           BY:  /s/JoAn E. Hughes
---------------------                          ----------------------------
                                               JoAn E. Hughes
                                               Chief Financial Officer