Form 10QSB
period 1997-09-30
PHOTONICS CORP
filed 1997-10-28
CIK 912844

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


                         COMMON STOCK, $0.001 PAR VALUE
                                    (Class)

                                   4,436,405
                      (Outstanding at September 30, 1997)

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                     Page Number
                                                                    ------------
INTRODUCTION PHOTONICS CORPORATION
           Introduction                                                        2
           General                                                             2
           The Market                                                          2
           The Competition                                                     3
           The Strategy                                                        3
           Intellectual Property                                               3
           Employees                                                           4
           Sales, Distribution and Customer Service                            4
           Research & Development                                              4
           Manufacturing                                                       5
           Current Developments                                                5

   PART I         FINANCIAL INFORMATION                                        6

         ITEM 1     Consolidated Interim Financial Statements                  7

                    Consolidated Balance Sheet as of Sept. 30, 1997 and
                    December 31, 1996                                          8

                    Consolidated Statements of Operations for the Three
                    months and six months ending Sept. 30, 1997                9

                    Consolidated Statement of Cash Flows                      10

                    Notes to Consolidated Financial Statements                12

         ITEM 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       13

   PART II        OTHER INFORMATION                                           13

         ITEM 1     Legal Proceedings                                         13

         ITEM 2     Changes in Securities                                     13

         ITEM 3     Defaults Upon Senior Securities                           13

         ITEM 4     Submission of Matters to a Vote of Security Holders       13

         ITEM 5     Other Information                                         13

         ITEM 6     Exhibits and Reports on Form 8-K                          13

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

GENERAL

Photonics was incorporated in 1985 to design, develop and market wireless infrared local area network products (IR-LAN) based on diffuse infrared technology.

DTC Data Technology Corporation ("DTC") was founded in 1979 to design, develop and market intelligent storage controllers and chip sets used primarily in connection with IBM compatible personal computers. On March 5, 1996 Photonics acquired assets and liabilities in exchange for the issuance to DTC of shares and rights to shares of common stock representing 77.5% of Photonics outstanding stock.

As the DTC stockholders own a majority of the combined entity, and the management and control comes from DTC, the transaction is accounted for as though DTC was the acquirer. Accordingly, the assets and liabilities of Photonics Corporation were recorded at fair value. The historical results of the operation of Photonics Corporation as reported herein, are those of DTC.

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

THE MARKET

DTC dominated the Integrated Device Electronics ("IDE") and Enhanced IDE ("EIDE") controller card market in 1994-1995. During that period DTC developed comprehensive distribution channels with established name and trademark recognition. Starting in 1995, the IDE controller market started to decline as Intel entered into the motherboard business and incorporated the IDE controller function into its motherboard chipset. Today, the transition from add-on IDE cards to on-board built-in IDE function is complete. Now, the IDE controller cards are used by Original Equipment Manufacturers ("OEM") for inclusion with IDE CD-ROM, Tape and other IDE peripheral devices. System Integrators and Value Added Resellers ("VAR") use IDE Input/Output "(I/O") controller cards for maintaining and upgrading existing systems to EIDE disk interface, high speed serial port, Enhanced Parallel Port ("EEP") and Enhanced Capability Parallel Port ("ECP") for high performance modems, printers and other new peripherals. The Company's sales also have changed from mainly OEM to VARs and system integrators through distribution and retailers. The IDE I/O market has settled and stabilized at a much lower level of approximately $50 million dollars.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


The Company re-entered the Small Computer System Interface ("SCSI") market. This market, developed in the late 1970s, is a standard by which computers and their peripherals could interface intelligently. DTC had been in the SCSI market since 1990 and has developed several high performance (non-Adaptec compatible) SCSI products. Having the image of high performance, higher connectivity, and the ability of connecting external peripherals, SCSI controllers have become the controller of preference for high-end personal computers, workstations, and file servers.

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

In the SCSI market, the current other suppliers of SCSI products are: Always, DPT, AdvanSys, CMD, Forex, Initio, LDP, Mylex, Promise, Q Logic, SIIG, and Symbios (Other Competitors). While Adaptec has been growing at 40% or more per year, none of the Other Competitors are prospering financially. All of them market purportedly technically superior but non-Adaptec compatible products at a lower price than Adaptec without achieving significant success.

THE STRATEGY

The Company's strategy is to develop a complete family of Adaptec compatible SCSI controller cards with a superior value to the market's current offerings. While there can be no assurances that general market acceptance can be attained with DTC's current and proposed Adaptec compatible products, but the Company feels strongly that there is a significant market segment for a cost-effective compatible product.

In May of 1997 the Company introduced its first two Adaptec compatible low-end SCSI products. These products appear to be well received in the market place.

The Company has broadened and plans to further broaden its product offering in the IDE I/O market segment to reverse the decline in sales and restore the Company to profitability. ISA-IDE and VL-IDE I/O products still represent the major portion of the Company's sales. Recently the Company introduced the ISA BUS EIDE Ultima family of controller products and did during the month of September introduce a new serial, parallel port I/O product for the upgrade market. The Company plans to introduce several additional new products in the I/O area during the fourth quarter of 1997.

The Company is committed to continuous product improvement and innovation, which the Company believes is necessary for greater market penetration and profitability.

INTELLECTUAL PROPERTY

Software is an important ingredient for success in the controller market. DTC has a large library of copyrighted IDE and SCSI software drivers and utilities for various operating systems including DOS, OS/2, UNIX, Novell, Windows 3.1, and Windows 95. DTC, having designed several SCSI

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

and IDE ASIC's, recently acquired the design right to the ASIC used in its low end 3500 family of ISA-SCSI products, and is in the process of designing a PCI-SCSI ASIC.

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

EMPLOYEES

As of September 30, 1997 DTC employed 28 individuals (24 on a full time basis and 4 on a part time basis), 27 of which were located in the United States and 1
in Hong Kong.   Of such employees 8 were engaged in manufacturing and related operations, 4 in development and engineering, 9 in sales and marketing, and 7 in general management and administration. This work force was augmented periodically by the employment of consultants. None of DTC's employees are represented by a labor union and DTC considers its employee relations to be good.

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

The Company has completed the development of its low end Adaptec compatible ISA-SCSI line of products and the official product launch has taken place. For the high end PCI-SCSI product family, the Company has contracted with an outside engineering firm for the design of the ASIC under the supervision of the Company's engineers. This will allow the Company to focus on its own SCSI expertise and leverage the ASIC knowledge of the contracted design firm thereby reducing the cost and time to market.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


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

At the present time manufacturing facilities operated by Broadsino Computer Development, Ltd. of Hong Kong provides approximately 80% of the Company's storage controller requirements. Broadsino is the beneficial owner of 591,412 shares of the Company's common stock and 300,000 shares of the Company's Preferred A stock.

CURRENT DEVELOPMENTS

The Company has started volume production and sales of the Adaptec compatible ISA-SCSI products and new I/O products. The Company has regained several past customers along with several new customers. New products and new customers have allowed the Company to increase the sales, profit margins and thereby improve its financial position.

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

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


                             PHOTONICS CORPORATION
                           Consolidated Balance Sheet
                             (amounts in thousands)

                                                            Sept. 30,   December 31,
                                                              1997          1996
                                                           (unaudited)    (audited)
                                                           -----------  -------------

ASSETS

   CURRENT ASSETS:
        Cash and cash equivalents                            $    203       $    104
        Accounts Receivable, net                                1,055            849
        Inventories, net                                          745            950
        Prepaid expenses and other current assets                 464             84
                                                             --------       --------

                Total current assets                            2,434          1,987

         Furniture and equipment, net                             116            112
         Other Assets                                              14             14
                                                             --------       --------

                Total Assets                                 $  2,597       $  2,113
                                                             ========       ========

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)

   CURRENT LIABILITIES:
       Due to Related Parties                                   1,386          2,130
       Accounts payable                                         1,371          1,309
       Accrued liabilities                                        745            998
                                                             --------       --------

            Total current liabilities                           3,502          4,437

       Long term liabilities                                        0              0
       Deferred Taxes                                               0              0
                                                             --------       --------

            Total Liabilities                                   3,502          4,437

SHAREHOLDERS' EQUITY (DEFICIENCY):
       Minority interest in subsidiaries                          125            125
       Common stock                                            44,113         44,075
       Treasury stock                                               0              0
       Capital subscription                                     2,092             26
       Accumulated deficit                                    (46,858)       (46,704)
       Cumulative translation adjustment                          154            154
                                                             --------       --------

             Total shareholders' equity (deficiency)             (905)        (2,324)
                                                             ========       ========

             Total liabilities and shareholders' equity      $  2,597       $  2,113
                                                             ========       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (amounts in thousands, except per share data)

                                         Three months ended Sept. 30    Nine months ended Sept. 30
                                             1997           1996           1997           1996
                                         (unaudited)     (unaudited)    (unaudited)    (unaudited)
REVENUES:
 Net Product Sales                         $    1,455     $    1,135     $    3,925     $    5,355
 Cost of Revenues                                 774            858          2,520          4,047
                                           ----------     ----------     ----------     ----------

     Gross Profit                                 681            277          1,405          1,308

OPERATING EXPENSES:
 Research and development                         108            184            341            528
 Selling, general and admin.                      626            650          1,894          2,202
                                           ----------     ----------     ----------     ----------
    Total operating expense                       734            834          2,235          2.730

    Income (loss) from operations                 (53)          (557)          (830)        (1,422)

OTHER INCOME (EXPENSE):
   Interest income                                  0              0              0
   Interest expense                               (13)                                         (35)
  Other Income                                     76          2,885            241          2,885
  Other expense                                     0              0              0             21
                                           ----------     ----------     ----------     ----------
      Total other income (expense)                 63          2,885            206          2,864

Provision for taxes                                 0              0             61              1

      Net income (loss)                    $       10     $    2,328     $    (685)     $    1,441

Net income (loss) per share                      .006           0.54         (.107)           0.36
                                           ==========     ==========     ==========     ==========
Shares used in per share calculation
                                            6,426,488      4,332,239      6,426,488      4.044,015
                                           ==========     ==========     ==========     ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS


FOOTNOTE TO Q3 1996 INCOME STATEMENT:
In the third quarter of 1996, the Company resolved three claims that resulted in $2.9 million in Other Income.
They were:

1) The elimination of $1.8 million reserve for a Taiwan tax claim. On May 13, 1996 notice was given to all creditors of the Company of the dissolution of DTC Data Technology Corporation. In the Photonics acquisition of DTC, Photonics assumed all liabilities of DTC, except certain liabilities of DTC arising from claims made by the taxing authority of the Republic of Taiwan. All creditors who had legitimate claims on DTC were required, in the notice, to present their claims by July 12, 1996

2) The elimination of the balance of $730,000 due the liquidation of Qume LTD. A settlement was reached on December 13, 1995 to pay $80,000 of an $810,000 claim. The last installment was made in August 1996. The Company has accounted for the elimination of the balance as Other Income.

3) The elimination of a $371,000 reserve for potential claim by the IRS dating to 1991. According to Section 6532 of the Internal Revenue Code claims for erroneous refunds must be presented within two years. The two years has more than lapsed.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (amounts in thousands)
                                  (unaudited)

                                                                Nine months ended Sept. 30,
                                                                       1997         1996
Cash flows from operating activities:
    Net income (loss)                                                    $  (685) $ 1,441

    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                            77       66

    Changes in operating assets and liabilities:
     Accounts Receivable                                                    (206)     444
     Inventories                                                             205     (331)
     Deposits and prepaid expenses                                          (380)     (63)
     Accounts payable                                                         62      (97)
     Notes Payable  current portion                                            0      603
     Due to Related Parties                                                 (744)       0
     Accrued Liabilities                                                    (179)  (1,405)

Net Cash Provided by (used for) Operations                                (1,850)  $  658
                                                                         =======  =======
Cash flows from Investing Activities:
 Sale (Purchase) of Property and Equipment                                   (81)    (171)

Net Cash used in Investing Activities                                    $   (81)  $ (171)
                                                                         =======  =======

Cash Flows from Financing Activities:
   Proceeds from Capital Stock Subscription                                2,066      109

  Proceeds resulting from the DTC acquisition                                  0    1,347

  Net Borrowings (Repayments) under Bank Lines                               (44)     (29)

  Borrowing (repayments of other debt), net                                  (30)       0

 Reduction of deferred foreign taxes                                           0   (1,800)

  Other Equity Transactions, net                                              38        0

Net Cash provided by (used for) Financing                                $ 2,030  $  (373)
                                                                         =======  =======
Net increase (decr.) in Cash and Cash Equivalents                             99      114
Cash and Cash Equivalents Beginning of Period                                104       31
                                                                         -------  -------
Cash and Cash Equivalents at end of period                               $   203  $   145
                                                                         =======  =======

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


                            PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation
    ---------------------------
    The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of the intercompany accounts and trans-actions. The minority interest represents the minority stockholders' proportionate share of the subsidiaries, Qume Taiwan and Data Technology Hong Kong, Ltd., which was 0.6% and 1% respectively.

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

2.  EARNINGS (LOSS) PER SHARE

    Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for each accounting period. Common equivalent shares, principally stock options, are included in the per share calculation when the effect of their inclusion would be dilutive. For all periods in Fiscal 1997, the dilutive value of The Company's Series A Convertible Preferred Stock ("Preferred Stock") was included in the gain or loss per share calculation. The value of the Preferred Stock is represented in the equity section under Capital Subscription.

3.  INVENTORIES

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value (net realizable value), and include material, labor and attributable overhead less reserves.


  Inventories consist of the following:
                                                Sept. 30, 1997              December 31, 1996
                                                  (unaudited)                   (audited)
                                     -------------------------------------  ------------------
Raw Materials and Purchased Parts                                     $157               $118
Work-in-process                                                        218                357
Finished Goods                                                         370                475
                                                                      ----               ----
                                                                      $745               $950
                                                                      ====               ====

4.  PROPERTY, PLANT, AND EQUIPMENT

    Property and equipment are stated at cost and, other than leasehold improvements, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or remaining term of the related lease.

    Property and equipment consisted of the following (in thousands):

                                                  Sept. 30, 1997   December 31, 1996
                                                    (unaudited)        (audited)
                                                  ---------------  ------------------

    Machinery and Equipment                                   $1,899              $2,312
    Furniture and Fixtures                                       281                 277
    Leasehold  Improvements                                       94                  94
                                                              ------              ------
                                                          $    2,274              $2,683

    Less Accumulated depreciation and amortization            $2,158              $2,571
                                                              ------              ------
                                                          $      116              $  112

5.  EXPENSE RECLASSIFICATION

    The year-to-date September 1997 operating expenses and certain items reported under Other Expense reflect some minor and non-material reclassification of categories. These reclassifications have zero effect on net income or (loss).

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

Net revenues for the current quarter total $1.455 million, an increase of 28% from the $1.135 million reported during the third quarter of 1996. The increase in revenues can be attributed primarily to the introduction of new products, the Company's increased marketing efforts and improved sales strategy.

The gross margin in the first quarter of fiscal 1997 was approximately 23%, which was not a significant change from the first quarter of fiscal 1996. The gross margin for the second quarter of 1997 improved to 35% as compared to 24% for the second quarter 1996. Now in the third quarter the Company has reached its current goal of 47%. At no time in 1996 was the Company able to exceed 25% gross margin. The current success reflects the fact that the DTC products being offered to the current market are a newer enhanced generation of products that while still being competitively priced are better engineered and do not have to be sold at a loss.

Product development expenses were approximately $108 thousand or 7% of net revenues during the current quarter compared to approximately $184 thousand or 16% of net revenues during the third quarter of 1996. The decrease is attributable to the Company's completion of the development of its low-end Adaptec compatible SCSI line. The Company does expect to make some significant expenditures to develop its high-end SCSI line and other new products, however expenditures as a percent of revenue are not expected to increase.

Selling, general and administrative expenses were approximately $626 thousand or 43% of revenues during the third quarter of 1997 compared to $650 thousand or 57% of net revenues reported in the third quarter of 1996. Selling costs were generally higher than prior quarters. This is due to the Company's refocus on the market place and implementation of sounder sales strategies. The Company expects these costs to remain at their current level while expecting revenues to rise. However, while selling costs are higher the Company has taken steps to contain and lower the on going general and administrative costs. These were significantly lower in the third quarter 1997 than in previous quarters. The Company's success in lowering its general and administrative expense has made it possible to finance its enhanced sales strategies.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $203 thousand at September 30, 1997 from $145 thousand at September 30, 1996. This increase was due primarily from invested capital and some cash advances from related parties.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

Management of the Company felt that with the increased capitalization and the redirection of the Sales Efforts, the financial condition of the company should significantly improve starting in mid third quarter. The Company has always realized a summer slow period in sales. This slow period has traditionally started in June extending well into August. 1997 has not differed from the historical norm. Sales did show a significant increase in September and the Company was therefore able to return to profitability for the third quarter.

There are no letters of credit, financing arrangements, indentures or other such credit agreements with restrictive covenants that will effect the Company.

Inflation did not have any significant impact upon the results of operations of the Company during the reporting period.

PART II      OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

In January 1994 Ms. Phyllis Azah, a former employee of DTC, filed a complaint in the County of Santa Clara Superior Court, California alleging harassment and discrimination of DTC and certain of its employees and claiming damages in the amount of $100 million. The suit was settled out of court in March 1997 for $13,500. The first quarterly installment of $4,300 was paid in April 1997. The next installment of $4,350 was paid in June 1997 and the final installment was paid in September of 1997.

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

ITEM 2     CHANGES IN SECURITIES

There were no appreciable changes during the third quarter

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

There were not any matters requiring a vote of security holder brought forward during the third quarter.

ITEM 5     OTHER INFORMATION

There were no other significant occurrences to report during the third quarter.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8K

Exhibit 27  Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                               PHOTONICS CORPORATION DBA DTC DATA TECHNOLOGY



DATE:    October 24, 1997                          BY:  /s/  JoAn E. Hughes
-------------------------------                    ----------------------------
                                                   JoAn E. Hughes
                                                   Chief Financial Officer