Form 10KSB40
period 1997-12-31
PHOTONICS CORP
filed 1998-03-18
CIK 912844

-------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22514
                             PHOTONICS CORPORATION
             (Exact name of registrant as specified in its charter)

        California                                   77-0102343
-------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


                            1515 CENTRE POINTE DRIVE
                               MILPITAS, CA 95035
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (408) 942-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]        NO [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained or the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this form 10-KSB      [X]

Issuer's Revenues for fiscal year 1997:  $5,622,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of the Common Stock on 12/31/97 as reported on the Over The Counter Bulletin Board, was approximately $862,621. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.

As of December 31, 1997, the Registrant had outstanding 4,346,406 shares of Common Stock.
________________________________________________________________________________

INDEX


                                                                                    PAGE NUMBER
Part I
     Item 1  Business                                                                   2
             General                                                                    2
             Products and the Market                                                    2
             The Competition                                                            3
             Intellectual Property                                                      4
             Manufacturing                                                              4
             Patents and Licenses                                                       4
             Significant Customer                                                       4
             Backlog                                                                    5
             Employees                                                                  5

     Item 2  Properties                                                                 5
     Item 3  Legal Proceedings                                                          5
     Item 4  Submission of Matters to a Vote of Security Holders                        5

Part II
     Item 5  Market for Common Equity                                                   6
     Item 6  Management's Discussion and Analysis                                       6
             Liquidity and Capital Resources                                            7
             Other Matters                                                              8
     Item 7  Financial Statements                                                       8
     Item 8  Changes in and Disagreements with Accountants on Accounting
             And Financial Disclosures                                                  8

Part III
     Item 9  Director, Executive officers, Promoters and Control Person;                8
             Compliance with Section 16a of the Exchange Act
             Indemnification Agreement                                                  9
     Item 10 Executive Compensation                                                     10
             Board of Director's Report on Repricing of Options/SARs                    10
     Item 11 Security Ownership of Certain Beneficial Owners and Management             11
     Item 12 Certain Relationships and Related Transactions                             13
     Item 13 Exhibits and Reports on Form 8K                                            14
             Signature Page                                                             16
             Quarter 4 Income Statement Comparison                                      17

SECTION F

Independent Auditors Report                                     F-2
Consolidated Financial Statements                               F-3
Notes to Consolidated Financial Statements                      F-7

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth below and elsewhere in this report. The Industry in which the Company competes is characterized by extreme rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth will depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirement of customers. While the Company has invested in new products and processes and feels confident that it can keep abreast of current technology trends, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Photonics was incorporated in 1985 to design, develop and market wireless infrared local area network products (IR-LAN) which would offer unique and cost-effective connectivity solution based on diffuse infrared technology.

DTC Data Technology Corporation ("DTC) was founded in 1979 to design, develop and market intelligent storage controllers and chop sets used primarily in connection with IBM compatible personal computers.

On June 30, 1995 Photonics suspended operations as sales continued to be significantly below the Company's Plan. On August 31, 1995 Photonics entered into an Asset Purchase Agreement ("the Agreement") with DTC Data Technology Corporation, which was effective March 5, 1996. In the Agreement, Photonics acquired all the assets and certain liabilities of DTC in exchange for the issuance to DTC of shares and rights to shares of common stock representing 77.5% of Photonics outstanding stock.

DTC stockholders own a majority of the shares of the combined entity, and the management and control of the merged Company comes from DTC. The transaction was accounted for as though DTC was the acquirer. Accordingly, the assets and liabilities of Photonics Corporation were recorded at fair value. The historical results of operations of Photonics Corporation dba DTC Data Technology, as reported herein, are those of DTC.

As DTC Data Technology has the established name recognition, and established sales channels, it is the intent of the Company to eventually rename the company DTC Data Technology Corporation. In June of 1996 the Company filed a fictitious name statement with the State of California and conducts its business as DTC Data Technology. The history reported herein belongs to DTC Data Technology. The legal entity is Photonics Corporation dba DTC Data Technology. For brevity sake the Company is herein after referred to as DTC or the Company.

PRODUCTS AND THE MARKET

The intent, at the time of the Photonics/DTC acquisition, was to continue to market the Photonics IR-LAN products and to find a strategic partner to help in the development of the next generation of the IR-LAN product.

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


Marketing Photonics products through DTC's sales channels failed. However a license agreement was signed during the first quarter of 1997 with Moldat Wireless Technologies Ltd. ("Moldat") of Lod, Israel as an exclusive (except existing agreements for Apple related products) licensee. Under this agreement the Company licensed its technology, products, trademarks and service marks relating to its infrared Local Area Network business for royalty payments. Moldat, (an infrared LAN company) will use Photonics 1 Mb technology and products to augment its 10Mb business. The Company continues to focus on its IDE and Small Computer Systems Interface ("SCSI") product controllers and host adapters. DTC's storage controllers are sophisticated electronic devices which control the flow of data between a microcomputer's central processing unit and peripheral storage devices such as floppy and hard disks, and increasingly Compact Disk-Read Only Memory ("CD-ROMs).

DTC, in the past, had dominated the Integrated Device Electronics ("IDE") and Enhanced IDE ("EIDE") market. Today, the transition from add-on IDE cards, to on-board built-in IDE function is complete. Now, the IDE controller cards are used by Original Equipment Manufactures ("OEM") for inclusion with IDE CD-ROM, Tape and other IDE peripheral devices. System integrators and Value Added Resellers ("VAR") use IDE input/output ("I/O") controller cards for maintaining and upgrading existing systems to EIDE disk interface, high speed serial port, Enhanced Parallel Port ("EPP") and Enhanced Capability Parallel Port ("ECP") for high performance modems, printers, acanners and other new peripherals. Sales have also changed from mainly OEM to VARs and system integrators through distribution and retailers.

The Company has broadened its product offerings in this IDE I/O market segment and plans to continue to do. ISA-IDE and VL-IDE I/O still represent a portion of the Company's sales. In late 1996 the Company introduced the ISA BUS EIDE Ultima family of controller products. In 1997 the Company introudced its first Adaptec compatible SCSI products which have been well received in the market place. The Company also introduced several new serial, parallel port I/O products for the upgrade market.

The Company had previously announced its intention to re-enter the SCSI market and has successfully accomplished that goal during 1997. The Company intends to continue its introduct of new models during 1998 for not only the SCSI market but also the ECP and I/O markets.

THE COMPETITION

Most vendors of IDE controller have dropped out of the business segment. DTC plans to remain in that market place as long as demand remains viable. Promise and SIIG remain in the upgrade and I/O add-on markets and compete with the Company's Ultima and I/O family of products. DTC has broader sales channels, stronger name recognition along with better access to low cost-manufacturing when compared with either of these competitors.

In the SCSI market, the Company plans to offer a complete family of Adaptec compatible SCSI products that should offer a superior alternative to Adaptec and other competitors. DTC currently markets a family of non-Adaptec compatible SCSI products and a family of low-end Adaptec compatible SCSI products. The Company plans to enlarge its SCSI family substantially during 1998.

Other competitors, such as Promise, SIIG and Initio for example, market purportedly technically superior but non-Adaptec compatible products at a lower price than Adaptec without achieving significant success. DTC believes it will enjoy a larger measure of success with its Adaptec compatible SCSI line. The introduction of the low end Adaptec compatible SCSI line has already enjoyed considerable success.

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


The markets with which DTC operates are characterized by intense competition, rapid technological and product changes, changing market requirements, dependence upon highly skilled personnel, and significant expenditures for product and marketing development. DTC has a number of present and potential competitors, many of whom have substantially greater financial, marketing and other resources than DTC. If DTC's competitors introduce new products which offer improved performance and/or lower prices, DTC's revenue and income could be adversely affected.

DTC believes that the principal competitive factors in the storage controller market are compatibility, brand recognition, performance, sales support and competitive pricing. DTC believes it meets these important criteria.

INTELLECTUAL PROPERTY

Software and proprietary ASIC designs are important ingredients for success in the controller market. DTC has a large library of copyrighted IDE and SCSI software drivers and utilities for various operating systems including DOS, OS/2, UNIX, Novell, Windows 3.1 and Windows 95.

DTC, having designed several SCSI and IDE ASICs, acquired the design right to the ASIC used in its low end DTC50c18 ISA-SCSI, and is in the process of designing a PCI-SCSI ASIC.

The Company has studied the intellectual property issues and performed patent searches related to the IDE, I/O and SCSI products which it is marketing, and intends to market, and is unaware of any patents or intellectual property owned by any other party which would impede the development of sale of any of its current or planned IDE, I/O, ECP or SESI products.

MANUFACTURERS

Substantially all of DTC's printed circuit boards are manufactured by companies located in the Far East. At the present time approximately 80% of the Company's storage controller requirements are produced in China.

In order to achieve early market introductions, the Company uses eithier ASICs developed or co-developed by DTC design engineers, subcontracted ASIC designers, and ASIC vendors' engineers or standard ICs marketed by semiconductor vendors.

PATENTS AND LICENSES

The Company holds various patents and intends to apply for additional patents when it believes it is advantageous to do so. DTC believes, however, that much of its important technology resides in its proprietary software and trade secrets.

Certain technologies have in the past been licensed to DTC from third parties. Those licenses are gnerally perpetual, worldwide and, DTC believes, on commercially reasonable terms.

Similarly, DTC periodically licenses its technology for which it receives royalities. Total royalty income for the year ending December 31, 1997 was $188,736.80.

SIGNIFICANT CUSTOMER

During the fiscal year ended December 31, 1996 Ingram-Micro, a distributor, accounted for 13.1% of net revenues. During the fiscal year ended December 31, 1997 Ingram-Micro accounted for 22% of net sales with Comp USA, a retailer, accouting for 15% of net sales. (See Notes to Financial Statements, note 8)

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


BACKLOG

DTC does not believe that backlog is a meaningful indicator of future sales. It is common industry proctice for purchasers of DTC's products to issue purchase ordeers on a month to month basis rather than contract for delivery of products over an extended period of time. DTC's sales are primarily made pursuant to purchase orders and contracts which are consistent with common industry proctice, and may be canceled or modified by customers to provide for delivery at a later date with little or no penalties.

EMPLOYEES

As of December 31, 1997 DTC employed 29 individuals, 22 who were on a full-time basis and 7 who were considered part time or temporary employees. Twenty-Eight
(28) of these employees were located in the United States. During 1997 DTC ceased using temporary agencies to augment its work force and concentrated on direct hiring of this segment of its work force to inspire consistency and loyalty. None of DTC's employees are represented by a labor union and DTC considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company's principal executive and administrative office is located in a 23,000 square foot facility in Milpitas, California. The current monthly rental, including common area maintenance, is approximately $18,000. A facility in San Jose, California previously vacated by Photonics was under sub-lease until mid-1997. The Photonics lease of the facility then expired and there is no further connection with DTC.

ITEM 3.  LEGAL PROCEEDINGS

In January 1994 Ms. Phyllis Azah, a former employee of DTC, filed a complaint in the County of Santa Clara Superior Court, California alleging harassment and discrimination by DTC and certain of its employees and claiming damages in the amount of $100 million. This suit was settled out of court in March 1997 for $13,500. Quarterly installments were paid to Ms. Azah in April, June and September of 1997. There is no further legal action pending,

The Company believes it is diligent in protecting it's employees, and fair in its treatment of them, but cannot guarantee that such a claim will not be made in the future.

From time-to-time DTC is involved in routine litigation as part of is normal course of business. Management believes the Company carries adequate product liability insurance and these matters can be resolved without material adverse effect on DTC's overall financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

As was reported in the Company's form 10-KSB filed for the Quarter ending June 30, 1997, an annual Shareholder's meeting was held on June 2, 1997 at the Corporate Office located at 1515 Centre Pointe Dr., Milpitas, California 95035.

No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY

The Company's Common Stock trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol: PHOX for the original Photonics Corporation and under the symbol DTEC for the pre-merger DTC Data Technology Corporation.


PHOTONICS                   High       Low          DTEC                            High         Low
FISCAL YR. END 12/31/95                             FISCAL YR. END 2/28/95

 First Quarter               2 3/8      5/8                                           .16         .02
 Second Quarter              1 1/8      1/4                                           .20         .03
 Third Quarter                 1/2     5/16                                           .25         .11
 Fourth Quarter                1/4      1/8                                           .50         .11

AFTER 3/6/96 MERGER                                 FISCAL YR. END 2/29/96
Second Quarter   (6/30/96)   1 1/4      1/2         First Qtr   (5/30.95)             .50         .19
Third Quarter    (9/3096)    1          1/4         Second Qtr   (8/31/95)            .38         .13
Fourth Quarter   (12/31/95)    7/8      3/8         Third Qtr    (11/30/95)           .19         .16
                                                    Fourth Qtr.  (2/29/96)            .218        .062

FISCAL YR. END 12/31/97                             FISCAL YR. END 12/31/97
First Quarter
Second Quarter               .4375      .25                                           .12         .05
Third Quarter                .4375      .125                                          .09         .027
Fourth Quarter               .375       .0625                                         .0547       .02

Neither Photonics Corporation nor DTC Data Technology has historically paid cash dividends. The Company currently intends to retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The statements made concerning expected company performance and product commercialization are foward-looking statements and as such are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The Company's 1996 10-KSB contains detailed risk factors that may contribute to the actual results for 1997 and beyond which could materially differ from forward-looking statements made by the Company.

The Company's revenues in fiscal 1997 increased to $5.622 million or 8% over 1996 revenues. While the Company did not meet its revenue projection for fiscal 1997 it did meet its goal of returning to profitability in its third and fourth quarters. The 4th quarter of 1997 showed an increase in revenues of 31% with a decrease in operating expense of 29%. This resulted in an operating profit of $71 thousand in quarter 4 of 1997 as opposed to an operating loss of $890 thousand in the same period of fiscal 1996.

The gross margin, (revenue after deduction of cost of revenue) showed significant improvement climbing from 21% at year-end 1996 to 37% at year-end 1997. Due to this increase in gross margin and by reducing operating expense 4%, the Company was able to reduce its operating loss by 60%. The Company considers the 4th Quarter to be its significant turn-around quarter. Revenues increased 31% over the 4th Quarter of 1996 going from $1.3 million to $1.7 million.

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


The Company's net loss (before foreign taxes) for fiscal 1997 was $399 thousand as opposed to $2.024 million for fiscal 1996.

The Company instituted many cost cutting measures during 1996 and continued its cost containment policy during 1997. The Company had projected `no appreciable increase' in operating expense for 1997 and was therefore pleased with a 4% decease in operating expense. Certainly the Company's ability to improve its gross margin translated into bottom line profitability.

There was no gain or loss on disposal of assets or divestiture of business units for the fiscal year ending December 31, 1997.

The Company believes that its re-entry into the SCSI market along with its introduction of several new products led to its return to profitability during the second half of 1997. The Company took what it considered a sharper focus on the needs of the market place and increased its business at the retail level by approximately 55%. The Company's plan for 1998 is to continue its introduction of new products, to focus on an increase in market share in the OEM and VAR segment of the industry, and to focus some sales efforts in the European and Asian market places.

LIQUIDITY AND CAPITAL RESOURCES

There was a significant reduction in cash and cash equivalents at year-end 1997 compared to year-end 1996. This reduction in cash was primarily due to uses of cash to reduce liabilities. The Company operated since March of 1997 without any lines of credit from banks or asset based lenders. The Company's source of working capital during the year has been its accounts receivable and the sale of 556,915 shares of Series A Convertible Preferred Stock at $1.00 per share.

The Company was able to reduce current liabilities by $1.4 million, a reduction of 31%. As a part of the debt reduction process the company was able to convert $630 thousand of debt to equity in the form of its Series A Convertible Preferred Stock at $1.00 per share.

At December 31, 1997 there were 2,106,000 share of Series A Convertible Preferred Stock issued.

The Company's Series A Convertible Preferred Stock ("Preferred Stock") carries a 10% cumulative dividend, payable twelve months in arrears in the form of Common Stock. The Preferred Stock is convertible at any time at the option of the holder into an equal number of shares of the Company's Common Stock and will also have a liquidation preference and voting rights. At the option of the Company, the Preferred Stock will be subject to mandatory conversion into an equal number of shares of the Company's Common Stock provided that the closing bid price for the Company's Common Stock equals or exceeds $2.50 per share (as adjusted for any subsequent stock dividends, splits, or combinations of the like) for twenty consecutive trading days and the Company has a currently effective registration statement on file with the Securities and Exchange Commission covering the underlying Common Stock to be issued upon conversion.
At the time of its sale, the Preferred Stock, and Common Stock issuable upon conversion thereof, is not and will not be, registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. This offering has targeted only sophisticated investors who meet the definition of accredited investors as set for in Rule 501 of Regulation D under the Act.

There are no letters of credit, financing arrangements, indentures or other such credit agreements with restrictive covenants that will effect the Company.

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


OTHER MATTERS

Inflation did not have a significant impact upon the results of operations of the Company during the two fiscal years ended December 31, 1996 and December 31, 1997.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and supplementary data provided pursuant to this Item are located in pages f-1 through f-20 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 2, 1996 Meredith, Cardoza & Lanz, LLP were formally instated as the Company's independent auditing firm. They were reconfirmed as such by the Shareholders at their meeting of June 2, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16a OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the executive officers and directors of the Company.

NAME                                AGE      POSITION WITH THE COMPANY
--------------------------------------------------------------------------------------------
David S. Lee                         60      Chairman of the Board and Director
James T. Koo                         56      President, Chief Executive Officer and Director
JoAn E. Hughes                       64      Chief Financial Officer
Ki Ching Yeung                       36      Vice President and Director
Robert Dilworth                      55      Director
John Miao                            45      Director

During the year ending December 31, 1997 Gary N. Hughes resigned from the Board of Directors. John Miao was immediately appointed the fill the vacancy.

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

Mr. Koo has served as the President and member of the Board of DTC since 1994. From 1992 to 1994 he was a Vice President of Qume Corporation and General Manager of DTC Data Technology Corporation, then a wholly owned subsidiary of Qume Corporation. Prior to joining DTC, Mr. Koo was with Mosel Vitelic, a developer and manufacturer of memory integrated circuits, from 1984 until April 1992. There he held several positions including Senior Vice

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


President of Engineering, Operations, Marketing and Sales of Taiwan Operations, and Vice President for the Static Random Access Memory (SRAM) group.

Ms. Hughes was appointed Chief Financial Office in February 1997. Ms. Hughes came to Data Technology Corporation in April of 1984 as the Controller. After the acquisition of Qume Corporation in June of 1988, Ms. Hughes was appointed Director of Internal Audit. In 1991 Ms. Hughes was appointed Chief Financial Officer of DTC Data Technology Corporation, then a wholly owned subsidiary of Qume Corporation. Ms. Hughes came back to her position from retirement.

Mr. Yeung has been a member of the Board of Directors, has served as Vice President of DTC and President of Data Technology Hong Kong Limited since November of 1994. Since January of 1992 Mr. Yeung has served as President of Broadsino Development Ltd., Great Concept Development Ltd., Actionwell Development Ltd., First Alpha Ltd., and Unique Computer GmbH. From 1982 to 1992 he was the President of Unicorn Electronic Company Ltd., a manufacturer of electronic components.

Mr. Dilworth has served as a director of DTC since 1987. He is the President and Chief Executive Officer of Metricom, Inc., a manufacturer of RF pocket radio communications networks and electronic meters. Prior to joining Metricom, from 1985 to 1987 Mr. Dilworth served as President of Zenith Data Systems, a microcomputer supplier and a wholly owned subsidiary of Zenith Electronics Corporation. Mr. Dilworth is also a director of VLSI Technology, Inc.

Mr. Miao has served as a director since July of 1997. In 1981 as founder and President, Mr. Miao established US operations and management team of American Mitac Corporation in San Jose, California. Mr. Miao was active in the capacity until 1989. Mr. Miao is currently President of BOC Leinhwa Industrial Gases Co., Ltd. in Taiwan and President of Hantech Venture Capital Corporation in Taiwan.

INDEMNIFICATION AGREEMENT

The Company's Articles of Incorporation and Bylaws provide for indemnification of the officers and directors of the Company to the full extent permitted by law. The General Corporation Law of the State of California permits a corporation to limit under certain circumstances, a director's liability for monetary damages in actions brought by or in the right of the corporation. The Company's Articles of Incorporation also provide for the elimination of the liability of directors for monetary damages to the full extent permitted by law.

The Company has entered into agreements to indemnify its directors and officers in addition to the indemnification provided for in the Articles of Incorporation and Bylaws. These agreements provide that the Company will indemnify its directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred in any action or proceeding, including an action by or in the right of the Company, on account of services rendered as a director or officer of the Company, as a director or officer of any subsidiary of the Company, or as a director officer of any other enterprise to which the person provides services at the request of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. The Company carries director and officers' insurance. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company as to which indemnification is sought, nor is the Company aware of any threatened litigation or proceeding that may result in claims for indemnification.

The Company understands that the staff of the SEC is of the opinion that statutory, charter, and contractual provisions as those described above have no effect on claims arising under the

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


federal securities laws. The Company is not aware of any material threatened or ongoing litigation or proceeding which may result in a claim for such indemnification

ITEM 10.  EXECUTIVE COMPENSATION

Executive officers having cash compensation in excess of $100,000 paid or accrued for services rendered during the years ending December 31,1997 and December 31, 1996 are as follows:

                                          Compensation                    Long Term Compensation
     Name and                Year           Salary           Bonus      Stock Option     All Other
 Principal Position         Ending           $ (3)             $            Award         $    (2)
                                                                         Shares (1)
James T. Koo, Pres.        12/31/97         141,015                        30,000           2,000
 CEO & Director            12/31/96          93,472            0           62,612           2,000

1. In fiscal 1997 an option to purchase 25,000 shares of Photonics was awarded to Mr. Koo and to each of the Directors who had served on the Board for a full year. These options were granted in appreciation of the time and effort afforded to the Company by the Directors who serve without remuneration. Mr. Koo was granted an option to purchase an additional 5,000 as an employee of the Company during a time when a general grant was made to all employees.

2. Mr. Koo was a participant in the DTC 401(k) shared savings plan. The Company, as provided for in the `employer match' provision of the plan, contributed $2,000.

3. As stipulated in the report for the period that ended December 31, 1996, the reporting period was for 10 operating months. The comparative reporting period was for 12 operating months for the period ending February 29, 1996. Therefore Mr. Koo's calendar year compensation was apportioned to reflect the amounts paid in each reporting period. Mr. Koo's salary being reported for the year ended December 31, 1997 is for a full twelve-month period.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                             Securities              Value of
                                             Underlying          Unexercised In-the
                                         Unexercised Options      Money Options at
                               Value         at FY-end #             at FY-end $
                              Realized       Exercisable/            Exercisable/
    Name               #         ($)        Unexercisable           Unexercisable
James T. Koo        17,742     2,794/0         0/74,870                  0/0

BOARD OF DIRECTOR'S REPORT ON REPRICING OF OPTIONS/SARS

On April 22, 1996 the Company's Board of Directors granted all optionees, including executive officer, under the Company's 1988 Stock Option Plan (the "1988 Stock Option Plan") the opportunity to exchange their current higher-priced options for new stock iptions with an exercise price set at the tne current fair market value of the Company's common stock, which was $0.1550 per share. In addition, while most of the other terms of the new stock options remained the same as those previously granted under the 1988 Stock Option Plan, such new options provided for a five (5) year expiration date and were not excercisable until April 22, 1997.

The Board of Directors granted optionees this 20-day opportunity to exchange and reprice their to further the principal purpose of the Company's 1988 Stock Option Plan which were to provide an

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


equity incentive to remain in the employment of the Company and to work diligently in its best interests. Because many employees then held options exercisable at prices significantly above the then current market price of the Company's Common Stock, the Board of Directors determined that the purpose of the 1988 Stock Option Plan would not be achieved and that it was critical to the best interest of the Company and its shareholders that the Company retain the services of such employees.

All stock options existing under the 1988 Stock Option Plan were rolled over into the Company's 1997 Stock Option Plan as adopted by the Shareholders at their meeting held on June 2, 1997.

(Also see Notes to Financial Statements, paragraphs 4 and 6)

The table below provides the specified information concerning all repricing of option/SARs during the last ten (10) completed fiscal years of DTC awarded to Executive Officers. The options and exercise prices represented in the table reflect the 0.147853 reverse split which became effective March 5, 1996.

                         TEN YEAR OPTION/SAR REPRICINGS

                              Number                                                   Length of
                            Securities     Market Price     Exercise                   Original
                            Underlying      of stock at      Price         New        Option Term
                 Date of      Options         Time of      at time of    Exercise      at date of
 Name           Repricing   Repriced ($)   Repricing ($)   Repricing $   Price ($)     Repricing*
James Koo        04/22/96       25,135        $0.1550       $1.6909       $0.1550     8 yrs 5 mos
President

 .  Options were originally issued with 48 months vesting and 10-year expiration.
   Repriced options retain 48-month vesting and expire in 5 years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the shares of the Company's Common Stock beneficially owned at December 31, 1997, by (I) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) by each of the directors, (iii) by each of the executive officers listed in the Summary Compensation Table for 1997, and (iv) by all directors and officers as a group. The options, warrants and common and preferred stock represented in this table reflect the 1 for 5 reverse split of Photonics stock with became effective February 9, 1996 prior to the finalization of the merger.

The acquisition of DTC was consummated on March 5, 1996. The agreement as ratified by DTC Data Technology Corporation's Shareholders at their meeting held on February 6, 1996, specifies "The Board of Directors of DTC would file a Certificate of Dissolution in the state of Delaware after consummation of the Acquisition. Thereafter, DTC shall continue for a term of three years or longer...". After the dissolution is complete, the conversion of DTC stock to Photonics stock will be affected at a conversion rate, which is at a multiplier of 0.147853. All calculations of beneficial ownership, exercise and conversion of all outstanding options, warrants and other right to purchase shares of common or preferred stock uses this multiplier as though the dissolution had in fact occurred.

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


                                               Shares
                                            Beneficially      Note #       Percent
Beneficial Owner                               Owned           (1)          Owned
David S. Lee, Chairman of the Board          1,117,951          (7)         16.6%
   c/o Photonics/DTC Data Technology
   1515 Centre Pointe Dr.
   Milpitas, CA 95035

Broadsino Computer Development, Ltd.           916,412          (6)         13.6%
  K.C. Yeung
  Room 1101, 1103 and 1104 Star Center
  443-451 Castle Peak Road
  Kwai Chung NT, Hong Kong

Domex Technology Corporation                   779,612          (5)         11.6%
  No. 2, Technology Rd. 1,
  Science-Based Industrial Park
  Hsinchu, Taiwan, ROC

James T. Koo, President                        559,341          (8)          8.3%
  c/o Photonics/DTC Data Technology
  1515 Centre Pointe Dr.
  Milpitas, CA 95035

Robert P. Dilworth, Director                    50,373                        *

John Miao, Director                            150,000          (9)          2.2%

All Officers and Directors as a group        2,794,077      (5 persons)     41.4%

 .  Denotes less than 1%

1. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common and Preferred Stock and options or warrants to purchase stock.

2. Percentage calculations are based upon 4,323,560 shares of Common Stock, 2,106,009 shares of Preferred stock and 303,951 warrants or options to purchase stock held by the beneficial owners.

3. On August 31, 1995 Photonics, together with DTC, announced they had executed an agreement under which Photonics would acquire all the assets and certain liabilities of DTC in exchange for the issuance to DTC of Shares and/or rights to shares of common stock representing 77.5% of Photonics outstanding stock. The transaction was consummated on March 5, 1996. The transaction was treated as a purchase for accounting purposes. Since DTC stockholders owned a majority of the shares in the combined entity and retained management and board control, the transaction was accounted for as though DTC was the acquirer, though Photonics was the surviving legal entity.

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


4. On March 6, 1996, the Company's Board of Directors declared a 0.147853 to 1 reverse stock split for DTC outstanding common stock. All reference to number of shares, and too per share information, have been adjusted to reflect the reverse stock split retroactive basis.

5. On July 8, 1994 DTC entered into an agreement with DTC Technology Corporation (DTC Taiwan) and Compac International Company (Compac) (a subsidiary of DTC Taiwan) whereby DTC disposed of its interest in DTC Taiwan, assigned its interest in certain receivable, sold shares of its common stock and issued a convertible promissory note in consideration for the settlement of amounts owed by DTC to DTC Taiwan of approximately $12.4 million. The $2 million subordinated convertible promissory note bore interest at 8% per annum and was payable in monthly minimum installment and convertible into nonvoting cumulative convertible redeemable preferred stock at the conversion price of $1.00 per share, with the preferred shares being convertible into common stock. On February 16, 1996, DTC effectively converted the remaining balance of the promissory note, $1,700,439 into $502,830 shares of common stock reflected in this table after applying the
    0.147358 multiplier. In late 1997 DTC Technology Corporation (DTC Taiwan) legally changed its name to Domex Technology Corporation.

6. On February 18.1995, DTC and Broadsino Computer Development Ltd. of Hong Kong (Broadsino) consummated an agreement under which DTC authorized the sale of an aggregate of four million share of its common stock (1,600,000 shares held in escrow) for the sum of $1.0 million or $0.25 per share. As consideration for the sale of its common stock, DTC received $300,000 in cash, $395,000 in saleable product and a 9% note receivable of $305,000. In fiscal 1996, the note was fully collected and the shares released from escrow. In March of 1997, in conjunction with the private placement of the Company's Series A Convertible Preferred Stock, Broadsino pledged to purchase 300,000 shares at $1.00 per share. A note receivable from Broadsino was established and 300,000 shares issued. At fiscal year-end 1997 $141,000 had been paid against the note receivable with $159,000 remaining.

7. In conjunction with the private placement of the Company's Series A Convertible Preferred Stock which closed on March 31, 1997, Mr. Lee purchased $517,407 shares at $1.00 per share. Of this amount Mr. Lee had contributed $100,000 in the form of a bridge loan during 1997

8. In conjunction with the private placement of the Company's Series A Convertible Preferred Stock which closed on March 31, 1997, Mr. Koo purchased $267,069 shares.

9. In conjunction with the private placement of the Company's Series A Convertible Preferred Stock which closed on March 31, 1997, M. Miao purchased $150,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A member of the Board of Directors and President of Broadsino (See Item 11, note
6) is also President of the Company's prime subcontractor for the production of the Company's storage controllers, which meets approximately 75% of the Company's product requirements.

The Company's agreement signed in 1994, to use DTC Technology, Taiwan (now known as Domex) as its favored manufacturer for a minimum twelve-month period expired in 1995. The Company has not had any relationship with Domex during the year ended December 31, 1997 but would consider making purchases in the future when they are price competitive.

The Company entered into an agreement with CMC Industries (CMCI), a company owned by DTC's largest shareholder and Chairman of the Board, wherein CMCI assumed and paid specific

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


vendor invoices of the related party who is the Company's prime sub-contractor. This note bore interest at 12% per annum, balance due upon demand. At December 31, 1996 the Company owed a total in principle and interest of $431,894. In conjunction with the private placement of the Company's Series A Convertible Preferred Stock, this debt was converted to said stock at $1.00 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       Balance      Charged to   Charged                 Balance
                     At Beginning   Costs and    to Other                at End
Description           of Period      Expenses    Accounts   Deductions  of Period
-------------        ------------   ----------   --------   ----------  ----------
December 31, 1996
-----------------
Allowances for:
 Doubtful Accounts    $   245,000   $  114,000   $  61,000       -       $  420,000

 Inventory Reserve    $ 1,206,000         -           -       $ 20,000   $1,186,000

December 31, 1997
-----------------
Allowances for:
 Doubtful Accounts    $   420,000         -      $  26,000    $219,000   $  227,000

 Inventory Reserve    $ 1,186,000         -      $ 100,000    $421,000   $  865,000

                                                                      EXHIBIT 11



                    COMPUTATION OF EARNINGS PER COMMON SHARE



                                                       1997          1996
                                                       ----          ----
Weighted average common shares outstanding          4,451,934     4,522,439
                                                    =========     =========

Net (loss) income                                  $ (459,000)   $  876,000
                                                    =========     =========

Basic (loss) earnings per common share             $    (0.10)   $     0.19
                                                    =========     =========




Exhibit 27-Financial Data Schedule

No Form 8-K filed

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB



                                   SIGNATURE


Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PHOTONICS CORPORATION DBA DTC DATA TECHNOLOGY



Date:    March 18, 1998        BY:   /S/  JoAn E. Hughes
      ________________________    ___________________________________________
                                   JoAn E. Hughes
                                   Chief Financial Officer

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY
                                  FORM 10-KSB


                     Consolidated Statements of Operations
                                Quarter 4, 1997
                                   (audited)

                                                           Three Months ended December 31
                                                                1997       1996
REVENUES:
Net Product Sales                                           $    1,697       $    1,298

Cost of Revenues                                                   967            1,196

Gross Profit                                                       730              102

OPERATING EXPENSES:
Research and Development                                            97              202
Selling, General and Administrative                                562              724

Total Operating Expense                                            659              926

Income <loss> from Operations                                       71             <824>

OTHER INCOME <EXPENSE>                                             154              <66>

Provision for taxes                                                  0                0

Net Income <loss>                                                  225             <890>

Net Income <loss> per share                                      $0.05           $<0.19>

Shares used in per share calculation                         4,451,934        4,522,439

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements                                                                 Page
---------------------------------                                                                 ----
   Independent Auditors' Report                                                                   F-2
   Consolidated Balance Sheets, December 31, 1997 and 1996                                        F-3
   Consolidated Statements of Operations, fiscal year ended December 31, 1997
     and ten months ended December 31, 1996                                                       F-4
   Consolidated Statements of Shareholders' Deficiency, fiscal year ended
     December 31, 1997 and ten months ended December 31,1996                                      F-5
   Consolidated Statements of Cash Flows, fiscal year ended December 31, 1997
     and ten months ended December 31, 1996                                                       F-6
   Notes to Consolidated Financial Statements                                                     F-7

Consolidated Financial Statement Schedules
------------------------------------------

  Schedule II - Valuation and Qualifying Accounts                                                 14
  Exhibit 11 - Computation of Earnings per Common Share                                           15

                      MEREDITH, CARDOZO, LANZ & CHIU LLP
                      ----------------------------------
                         Certified Public Accountants



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors and Shareholders
Photonics Corporation (dba DTC Data Technology)

We have audited the consolidated financial statements of Photonics Corporation (dba DTC Data Technology) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photonics Corporation (dba DTC Data Technology) and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the fiscal year ended December 31, 1997 and the ten months ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Photonics Corporation (dba DTC Data Technology) will continue as a going concern.. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Meredith, Cardozo, Lanz & Chiu LLP

San Jose, California
February 6, 1998

                             PHOTONICS CORPORATION

                           (DBA DTC DATA TECHNOLOGY)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     ASSETS
                                     ------
                                    (Note 6)

                                                                                                     1997       1996
                                                                                                   ---------    ---------
Current assets:
  Cash and cash equivalents                                                                      $     5,000      104,000
  Available-for-sale securities (Note 2)                                                             171,000           --
  Due from related parties (Note 9)                                                                  159,000           --
  Accounts receivable, net of allowance for doubtful
    accounts of $227,000 and $420,000, respectively (Note 13)                                        939,000      849,000
  Other receivables                                                                                  289,000           --
  Inventories (Note  3)                                                                              920,000      950,000
  Prepaid expenses and other current assets                                                           58,000       84,000
                                                                                                   ---------    ---------
     Total current assets                                                                          2,541,000    1,987,000

Property and equipment, net (Note 4)                                                                 252,000      112,000
Other assets                                                                                          14,000       14,000
                                                                                                   ---------    ---------
                                                                                                 $ 2,807,000    2,113,000
                                                                                                   =========    =========
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
  Accounts payable                                                                               $ 1,426,000    1,309,000
  Due to related parties (Note 9)                                                                  1,105,000    2,130,000
  Accrued liabilities (Note 10)                                                                      441,000      924,000
  Other current liabilities                                                                           46,000       74,000
                                                                                                 -----------    ---------
     Total current liabilities                                                                     3,018,000    4,437,000

Due to related parties (Note 9)                                                                      477,000           --
                                                                                                 -----------    ---------
       Total liabilities                                                                           3,495,000    4,437,000
                                                                                                 -----------    ---------

Minority interest in subsidiaries                                                                    125,000      125,000

Commitments and contingent liabilities (Notes 6, 12 and 15)

Shareholders' deficiency (Note 7):

  Preferred stock, $1.00 par value, authorized 3,600,000 shares;
   issued 2,106,009 shares at December 31, 1997                                                    2,106,000           --
  Common stock, $.001 par value, authorized 20,000,000 shares;
   issued 4,346,406 and 4,323,560 shares at December 31, 1997
   and 1996, respectively                                                                         44,079,000   44,075,000
  Capital subscription                                                                                11,000       26,000
  Accumulated deficit                                                                            (47,163,000) (46,704,000)
  Cumulative translation adjustment                                                                  154,000      154,000
                                                                                                 -----------  -----------
     Total shareholders' deficiency                                                                 (813,000)  (2,449,000)
                                                                                                 -----------   -----------
                                                                                                 $ 2,807,000    2,113,000
                                                                                                 ===========   ===========

         See accompanying Notes to Consolidated Financial Statements.

                             PHOTONICS CORPORATION
                           (DBA DTC DATA TECHNOLOGY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                   AND THE TEN MONTHS ENDED DECEMBER 31, 1996

                                                         1997             1996
                                                         ----             ----
Net revenues (Note 8)                              $   5,622,000        5,184,000

Cost of revenues (Note 9)                              3,487,000        4,099,000
       Gross profit                                    2,135,000        1,085,000

Operating expenses:
  Product development                                     438,000         520,000
  Selling, general and administrative                   2,456,000       2,497,000
                                                        ---------      ----------
     Total operating expenses                           2,894,000       3,017,000
                                                        ---------      ----------

       Loss from operations                              (759,000)     (1,932,000)

Other income (expense):
  Interest income                                              --           9,000
  Interest expense                                        (98,000)        (97,000)
  Other income (Note 11)                                  552,000          24,000
  Other expense                                           (94,000)        (28,000)
                                                        ---------      ----------
                                                          360,000         (92,000)
                                                        ---------      ----------

       Loss before income taxes                          (399,000)     (2,024,000)

Income taxes (Note 5)                                      60,000           1,000
                                                        ---------      ----------

       Loss before extraordinary item                    (459,000)     (2,025,000)

Extraordinary item, net of income taxes (Note 15)              --       2,901,000
                                                        ---------      ----------

       Net (loss) income                             $   (459,000)        876,000
                                                        =========      ==========

Basic (loss) earnings per common share               $      (0.10)           0.19
                                                        =========      ==========
Weighed average common shares outstanding               4,451,934       4,522,439
                                                        =========      ==========

         See accompanying Notes to Consolidated Financial Statements.

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                   FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                    THE TEN MONTHS ENDED DECEMBER 31, 1996
                            (Dollars in thousands)

                     PREFERRED STOCK       COMMON STOCK        TREASURY STOCK                                   CUMULATIVE
                     ----------------    -----------------    -----------------     CAPITAL      ACCUMULATED   TRANSLATION
                     SHARES    AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT   SUBSCRIPTION     DEFICIT      ADJUSTMENT    TOTAL
                     ---------  ------  ----------  --------  ---------  --------  -------------  ------------  -----------  -------

Balances as of
 February 29, 1996          --  $   --   3,193,717   $42,632    780,023     $(476)           500       (47,580)         154  (4,770)


 Issuance of
  common stock
  under employee
  benefit plans             --      --      2,383         3         --        --             --            --            --       3
 Retirement of
  treasury stock
  (Note 7)                  --      --   (115,329)     (476)  (780,023)      476             --            --            --      --
 Capital sub-
  scriptions, net           --      --    354,847       600         --        --           (474)           --            --     126
 Photonics stock
  outstanding               --      --    887,942     1,316         --        --             --            --            --   1,316
 Net loss                   --      --         --        --         --        --             --           876            --     876
                     ---------  ------  ---------   -------   --------   -------           ----       -------   -----------  ------
Balances as of
 December 31, 1996          --      --  4,323,560    44,075         --        --             26       (46,704)          154  (2,449)

                     ---------  ------  ---------   -------   --------   -------           ----       -------   -----------  ------
 Issuance of common
  stock under the
  stock option
  plans--                                  22,846         4         --        --             --            --            --       4
 Issuance of
  preferred stock
  (Note 7)           2,091,020   2,091         --        --         --        --             --            --            --   2,091
 Capital sub-
  scriptions, net       14,989      15         --        --         --        --            (15)           --            --      --
 Net loss                   --      --         --        --         --        --             --          (459)           --    (459)

                     ---------  ------  ---------   -------   --------   -------           ----       -------   -----------  ------

Balances as of
 December 31, 1997   2,106,009  $2,106  4,346,406   $44,079         --     $  --             11       (47,163)          154    (813)

                     =========  ======  =========   =======   ========   =======           ====       =======   ===========  ======

                             PHOTONICS CORPORATION
                           (DBA DTC DATA TECHNOLOGY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                   AND THE TEN MONTHS ENDED DECEMBER 31, 1996
                                   (NOTE 14)

                                                                                                1997         1996
                                                                                             -----------  -----------
Cash flows from operating activities:
  Net (loss) income                                                                       $    (459,000)     876,000
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Issuance of common stock under employee benefit plans                                                     3,000
     Issuance of preferred stock for forgiveness of debt                                         59,000           --
     Depreciation and amortization                                                               82,000      149,000
     Provision for doubtful accounts                                                           (193,000)     166,000
     Effect of adjustments to valuation allowances (Note 16)                                         --   (2,901,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                     (196,000)     469,000
       Inventories                                                                               30,000      (90,000)
       Prepaid expenses and other current assets                                                 36,000       39,000
       Accounts payable                                                                         259,000     (335,000)
       Due to related parties                                                                  (247,000)    (205,000)
       Accrued liabilities                                                                     (483,000)    (463,000)
                                                                                             ----------   ----------
          Net cash (used in) operating activities                                            (1,112,000)  (2,292,000)
                                                                                             ----------   ----------
  Cash flows from investing activities:
     Proceeds from sale of investment                                                            57,000           --
     Purchase of property and equipment                                                        (222,000)     (44,000)
                                                                                             ----------   ----------
          Net cash (used in) investing activities                                              (165,000)     (44,000)
                                                                                             ----------   ----------
  Cash flows from financing activities:
     Proceeds from short-term debt                                                              691,000    1,067,000
     Repayments of short-term debt                                                              (74,000)          --
     Capital subscription                                                                            --      126,000
     Issuance of preferred stock                                                                557,000           --
     Issuance of common stock                                                                     4,000    1,102,000
                                                                                             ----------   ----------
       Net cash provided by financing activities                                              1,178,000    2,295,000
                                                                                             ----------   ----------

     Net (decrease) in cash and cash equivalents                                                (99,000)     (41,000)

     Cash and cash equivalents, beginning of year                                               104,000      145,000
                                                                                             ----------   ----------
     Cash and cash equivalents, end of year                                               $       5,000      104,000
                                                                                             ==========   ==========


         See accompanying Notes to Consolidated Financial Statements.

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996



1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The Company
     -----------

     Photonics Corporation, dba DTC Data Technology (the Company, Photonics), a California corporation, designs, develops, and markets Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) product for personal computers. In June 1995, Photonics suspended the further development and production of products using its technology, ceased all marketing activities related to those products and terminated substantially all of its employees. In March 1996, Photonics Corporation acquired DTC Data Technology Corporation (DTC), a Delaware corporation. Following the merger, the Company formally discontinued the marketing of all networking products previously sold by Photonics, with DTC being the surviving business unit.

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

     Basis of Presentation
     ---------------------

     The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The liquidity of the Company has been adversely affected by recurring losses resulting in an accumulated deficit and a capital deficiency at December 31, 1997. Over the past five years, the Company has sold portions of its business considered to be outside the scope of its strategic focus in order to supplement working capital resources and reduce dependence on bank financing.

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



                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

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

     As of December 31, 1997 and 1996, the minority interest represents the minority stockholders' proportionate share of the equity of the subsidiaries, Qume Taiwan and Data Technology Hong Kong Ltd., which was 0.6% and 0.6% , respectively.

     Purchase Accounting
     -------------------

     The acquisition of DTC by Photonics in 1996 has been treated as a "purchase" for accounting purposes. Since DTC stockholders own a majority of the shares of the combined company and DTC retained management and board control, the acquisition was accounted for as though DTC were the acquiror. Accordingly, the assets and liabilities of Photonics were recorded at fair value and the historical results of operations of the combined company are those of DTC.

     Foreign Currency Translation
     ----------------------------

     Certain entities located outside the United States use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while revenues and costs are translated at monthly average exchange rates. Translation gains and losses are accumulated as a separate component of shareholders' deficiency.

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



                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

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

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Deferred income taxes as of December 31, 1997 and 1996, primarily result from certain expenses that are not currently deductible for tax purposes.

     Short-Term Investments
     ----------------------

     Short-term investments, consisting of publicly traded preferred and common stocks, are stated at fair value. The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires companies to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity", "available for sale", or "trading" and established accounting and reporting requirements for each classification. The Company classifies all short-term investments as "available for sale". Securities classified as available for sale are reported at their fair market value with unrealized gains and losses reported as a separate component of shareholders' deficiency.



                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies - continued
     ------------------------------------------------------

     Earnings Per Common Share
     -------------------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted on December 28, 1997. Conforming to SFAS No. 128, the Company has changed its method of computing earnings per share and restated all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options has been excluded. The impact of SFAS No. 128 was not significant for the prior years reported.

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

     Long-lived Assets
     -----------------

     Long-lived assets and certain identifiable intangibles held and used by the Company are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In 1997 and 1996, there were no significant write-downs for impairment that effected the Company's financial position or consolidated results of operations.

     Stock-Based Incentive Program
     -----------------------------

     Financial Accounting Standards Board Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS No. 123 in the first quarter of fiscal 1996, and elected to continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25 supplemented by SFAS No. 123's required footnote disclosures.



                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies - continued
     ------------------------------------------------------

     Fair Values of Financial Instruments
     ------------------------------------

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:


          Cash and cash equivalents: The carrying amount reported in the balance sheet for cash equivalents approximates fair value.

          Investment securities: The fair values for marketable debt and equity securities are based on quoted market prices.

          Short-term debt: The fair value of short-term debt approximates cost because of the short period of time to maturity.

          Long-term debt: The fair value of long-term debt estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

     As of December 31, 1997, the fair values of the Company's financial instruments approximate their historical carrying amount.

     Reverse Stock Split
     -------------------

     On March 6, 1996, the Company's Board of Directors declared a 0.1478531 to 1 reverse stock split. All references to number of shares, except shares authorized, and to per share information, in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

     Adoption of New Accounting Pronouncements
     -----------------------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available for sale securities. The disclosure prescribed by SFAS No. 130 is not expected to have a material impact on the Company.



                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies - continued
     ------------------------------------------------------

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosure prescribed by SFAS No. 131 is not expected to have a material impact on the Company.

     Reclassifications
     -----------------

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.


2.   Available-For-Sale Securities
     -----------------------------

     As of December 31, 1997, the Company held 22,500 shares of the outstanding common stock of CMC Industries Corporation (Note 9). The Company received the stock in exchange for a note payable to David Lee, who is Chairman of the Board of both companies.


     A summary of available-for-sale securities follows:


                              1997      1996
                             -------  -------

Cost of securities        $  171,000       --
Unrealized gain (loss)            --       --
                             -------  -------
                          $  171,000       --
                             =======  =======

3.   Inventories
     -----------

     A summary of inventories follows:


                              1997      1996
                             -------  -------

Raw materials             $  148,000  118,000
Work-in-process              190,000  357,000
Finished goods               582,000  475,000
                             -------  -------
                          $  920,000  950,000
                             =======  =======

4.   Property and Equipment
     ----------------------

     A summary of property and equipment follows:


                                1997        1996
                             ----------  ----------
Equipment                  $  2,534,000  2,312,000
Furniture and fixtures          277,000    277,000
Leasehold improvements           94,000     94,000
                              ---------  ---------
                              2,905,000  2,683,000
Less accumulated
 depreciation and
 amortization                 2,653,000  2,571,000
                              ---------  ---------
$                               252,000    112,000
                              =========  =========

                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Income Taxes
     ------------

     During 1997, Photonics incurred foreign taxes of approximately
     $58,000, relating to income earned during prior years by the Company's subsidiary in Hong Kong. Income tax expense for the year ended December 31, 1997 and for the ten months ended December 31, 1996 was $60,000 and $1,000 respectively.


          Deferred tax assets (liabilities) comprises the following:

                                                        1997          1996
                                                    ------------  ------------
            Depreciation                         $      251,000       240,000
            Reserves not currently deductible           371,000       561,000
            Accrued liabilities                         135,000       329,000
            Net operating losses                     35,904,000    29,493,000
            Tax credit carryovers                     2,075,000     1,288,000
            Valuation allowance                     (38,736,000)  (31,911,000)
                                                    -----------   -----------
            Net deferred taxes                   $           --            --
                                                    ===========   ===========


     The Company's effective tax rate differs from the statutory federal income tax principally as a result of Federal and state net operating losses for which a full valuation allowance has been provided.

     At December 31, 1997, the Company had approximately $101 million of regular net operating losses to offset future Federal income tax. These carryforwards expire in the years 2001 through 2012. In addition, the Company has approximately $2.1 million of Federal tax credits expiring 1999 through 2010.

     The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership" change as defined by the Internal Revenue Code, the Company's ability to utilize the Federal and California net operating losses could be reduced. The Company has not made this determination as of December 31, 1997.

6.   Commitments
     -----------

     The Company leases its facilities under noncancelable lease agreements expiring through 1998. The facility leases require the Company to pay certain maintenance and operating expenses such as taxes, insurance, and utilities. Rent expense related to these operating leases was $177,000, and $178,000 for the year ended December 31, 1997, and the ten months ended December 31, 1996, respectively. Future minimum lease payments required under the operating leases for 1998 are $103,000. The Company is in negotiations to renew its leases and expects to do so successfully, under similar terms and conditions, before the lease terminates in July 1998.



                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Capital Stock
     -------------

     Preferred Stock
     ---------------

     In December 1996, the Company entered into a Private Placement
     Memorandum (PPM) for the sale of up to 3,600,000 shares of Series A Convertible Preferred Stock, at $1.00 per share, with minimum lots being 25,000 shares. The Series A Convertible Preferred Stock is convertible into common stock on a 1 for 1 basis, carry a provision for a 10% cumulative dividend, with dividends in arrears greater than 12 months due being payable in the form of common stock and will also have a liquidation preference and voting rights. As of December 31, 1997, the Company had issued 2,106,009 shares of preferred stock under the PPM agreement.

     Common Stock
     ------------

     During the ten months ended December 31, 1996, the Company retired
     115,329 shares of common stock held under the laws of the State of Delaware. The Company also issued a total of 354,847 shares of the Company's common stock in private placement transactions with shareholders exempt from registration under the Securities Act, which generated net proceeds of approximately $600,000.

     Stock Warrants
     --------------

     As of December 31, 1997, the Company had outstanding warrants for 46,250 shares of common stock, exercisable through November 1998 at prices from $38.75 per share to $54.00 per share, relating to a bridge loan financing and underwriting of the Company's initial public offering.

     Stock Option Plans
     ------------------

     During 1997, the Company terminated its Photonics and DTC stock option plans and rolled them into a new stock option plan (The 1997 Plan).

     FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of the stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 1997: dividend yield of 0; expected volatility of 202 percent; risk-free interest rates of 5.9 percent; and expected lives of 5 to 10 years for the plan options. In 1996, the following assumptions were used for the Photonics and DTC plans: dividend yield of 0; expected volatility of 136 percent; risk-free interest rates of 6.4 percent; and expected lives of 5 to 10 years for the plan options.

                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Capital Stock - continued
     -------------------------

     Under the accounting provisions of FASB Statement 123, the Company's net (loss) income and (loss) earnings per share would have been changed to the pro forma amounts indicated below:


                             1997      1996
                           --------   -------
Net (loss) income:
  As reported            $ (459,000)  876,000
                           ========   =======
  Pro forma              $ (506,000)  847,000
                           ========   =======

Basic (loss) earnings per share:
  As reported            $    (0.10)     0.19
                           ========   =======
  Pro forma              $    (0.12)     0.19
                           ========   =======

     1997 Stock Option Plan
     ----------------------

     The 1997 Plan allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company and authorizes the issuance of up to 700,000 shares of the Company's common stock.
     Options granted under the 1997 Plan are generally for periods not to exceed 10 years and generally must be at prices not less than 100% and 85%, for incentive and non-qualified stock options, respectively, of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are established at the estimated fair value of the stock on the date of grant.

     A summary of the status of the Company's 1997 Plan is as follows:


                                                                          Weighted-Average
                                                             --------------------------------------
                                   Share      Exercise       Exercise      Fair Value     Remaining
                                  Options       Price          Price        at Grant         Life
-------------------------------   -------    -----------    -----------    ----------     ---------
Balance at December 31, 1996           --    $        --    $        --                          --
 Transferred from other plans     255,575    $0.16-$1.69    $      0.40
 Granted                          320,587    $0.19-$0.38    $      0.32       0.28
 Canceled                        (110,400)   $0.16-$1.69    $      0.28
 Exercised                        (17,671)   $      0.16    $      0.16
                                  -------
Balance at December 31, 1997      488,091    $0.16-$1.69    $      0.38                        3.61
                                  =======

     In addition to the shares exercised above, 5,175 shares were exercised from the DTC stock option plan prior to that plan's termination.

     The number of options exercisable and their weighted-average exercise prices at December 31, 1997 was 99,760 at $0.67.



                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Capital Stock - continued
     -------------------------

     Shared Savings Plan
     -------------------

     The Company maintains a Shared Savings Plan (the SSP) covering substantially all of its U.S. employees. The SSP allows employees to defer from 2% to 12% of their compensation to the maximum amount permitted by law. Employee and Company contributions are considered tax deferred under
     Section 401(k) of the Internal Revenue Code. Under the terms of the SSP, the Company will contribute, on a quarterly basis, shares of its common stock to each employee's account equal in value to 40% of the employee's contributions, limited, however to $2,000 or 6% of compensation per calendar year, whichever is less. The Company's contributions vest at the rate of 25% for each full year of service, as defined, but become 100% vested upon normal retirement, disability or death. Contributions of the Company's common stock to the SSP were as follows:

                                                          Shares
                                                       Contributed      Market
                                                        to the SSP      Value
                                                        ----------    ---------

            Ten months ended December 31, 1996              2,383    $    3,000
                                                            =====      ========
            Year ended December 31, 1997                       --    $       --
                                                            =====      ========


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



                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

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

     The Company had the following financial information by geographic regions:


                                     1997       1996
                                  ---------  ---------
Net revenues:
 Far East                      $      3,000     10,000
 Europe                              37,000    188,000
 North America                    5,582,000  4,986,000
                                  ---------  ---------
                               $  5,622,000  5,184,000
                                  =========  =========

     For the year ended December 31, 1997, three customers accounted for 22%, 15%, and 12% of net revenues, respectively. For the ten months ended December 31, 1996, one customer accounted for 13% of net revenues.

9.   Related Party Transactions
     --------------------------

     A member of the Board of Directors and representative of Broadsino (Note
     7) is President of the Company's prime subcontractor for the production of the Company's storage controllers, which meets approximately 70% of the Company's requirements. For the year ended December 31, 1997 and for the ten months ended December 31, 1996, the Company purchased approximately $1,072,000 and $1,717,000 from this prime subcontractor, respectively. At December 31, 1997 and 1996, amounts due to this subcontractor were approximately $678,000 and $1,009,000, respectively.

     Notes Receivable
     ----------------

     In March 1997, the Company received a note from Broadsino for $300,000 in exchange for preferred stock. At December 31, 1997, the Company, at the direction of Broadsino, offset $141,000 of the note against the then $819,000 accounts payable due to Broadsino.

     Notes Payable
     -------------

     During 1996, the Company entered into debt agreements with shareholders for approximately $602,000. These debt agreements beared interest from 10% to 12% and were convertible to preferred stock on deman. During the first quarter of 1997, these loans were converted into preferred stock.



                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Related Party Transactions - continued
     --------------------------------------

     The Company also entered into an agreement with CMC California, Inc.
     (CMC), a company owned by a major shareholder and Chairman of the Board of Directors where CMC assumed and paid specific vendor invoices of the related party who is the Company's prime subcontractor. This note payable bears interest at 12%, with the balance due on demand. At December 31, 1996, the Company owed approximately $391,000 to CMC. During the first quarter of 1997, this amount was converted into preferred stock.

     During 1997, the Company entered into debt agreements with shareholders for approximately $874,000. A summary of these debt agreements follows:

                                                                                      1997          1996
                                                                                 -----------      --------
Bridge loan to shareholder at the rate of 15%; due on
  demand; convertible to preferred stock                                           $ 295,000            --

Bridge loan to shareholder at the rate of 10%; due on
  demand; convertible to preferred stock                                             229,000            --

Bridge loan to shareholder at the rate of 15%; due on
  demand; convertible to preferred stock                                             350,000            --
                                                                                     -------       -------
                                                                                   $ 874,000            --
                                                                                     =======       =======

10.  Accrued Expenses
     ----------------

     A summary of accrued expenses follows:

                                                                                      1997          1996
                                                                                 -----------      --------
Accrued allowances for sales to distributors                                   $     221,000       326,000
Accrued professional fees                                                            102,000       299,000
Accrued payroll and related expenses                                                  91,000       242,000
Other accrued expenses                                                                27,000        57,000
                                                                                  ----------      ---------
                                                                               $     441,000       924,000
                                                                                  ==========      =========

11.  Other Income
     ------------
          A summary of other income follows:

                                                                                      1997          1996
                                                                                 -----------      --------
Debt forgiveness                                                               $     225,000            --
Royalty income                                                                       189,000            --
Miscellaneous other income                                                           138,000        24,000
                                                                                 -----------     ---------
                                                                               $     552,000        24,000
                                                                                 ===========     =========

12.  Litigation
     ----------

     The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, these matters will be resolved without material adverse effect on the Company's financial position, results of operations or cash flows.

                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Concentration of Credit Risk
     ----------------------------

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

14.  Statements of Cash Flows
     ------------------------

     Supplemental disclosure of cash flow information:

                                                                            1997      1996
                                                                           ------    ------
       Cash paid for interest                                            $  37,000    43,000
                                                                           =======   =======
       Cash paid for income taxes                                        $  60,000     2,000
                                                                           =======   =======

       Noncash investing and financing activities:

       Issuance of preferred stock in payment of note payable            $  993,000       --
                                                                            =======  =======
       Issuance of preferred stock in payment of accounts payable         $ 241,000       --
                                                                            =======  =======
       Issuance of preferred stock in exchange for note receivable       $  300,000       --
                                                                            =======  =======
       Issuance of note payable for available-for-sale securities        $  229,000       --
                                                                            =======  =======
       Issuance of note payable in payment of accounts payable           $  477,000       --
                                                                            =======  =======
       Decrease note receivable balance in payment of
       accounts payable                                                  $  141,000       --
                                                                            =======  =======
       Issuance of preferred stock subscribed                            $   15,000  600,000
                                                                            =======  =======
       Acquisition of DTC by Photonics                                   $       --  214,000
                                                                            =======  =======
       Write-off of fully depreciated assets                             $       --  931,000
                                                                            =======  =======

                                                                     (continued)

                             PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Adjustments to Valuation Allowances
     -----------------------------------

     Litigation
     ----------

     In 1993, the Company's subsidiary in the United Kingdom (UK) initiated voluntary liquidation proceedings. Subsequently, the court-appointed trustee for the creditors asserted a claim against the Company of approximately $800,000, which was recorded in the Company's results of operations and accrued expenses. On December 13, 1995 the Company settled the claims asserted by the creditors of its liquidated UK subsidiary for approximately $80,000, payable in eight monthly installments. During the ten months ended December 31, 1996, the Company paid in full its settlement claim, receiving a release from the creditors, and recognized a gain on the settlement of the aforementioned liquidation preceding of approximately $730,000 which is included as an extraordinary item in the consolidated financial statements.

     Tax Claims
     ----------

     On July 8, 1994, DTC entered into an agreement with DTC Taiwan, and
     Compac for the disposition of DTC's interest in DTC Taiwan. As a result of the disposition of DTC's interest in DTC Taiwan, the taxing authority of the Republic of Taiwan asserted a claim against DTC for approximately $1,800,000, which the Company made provision for.

     As part of the acquisition by Photonics, on May 13, 1996, DTC gave notice to all creditors of DTC's dissolution. All creditors with claims against DTC were required, in the notice, to present their claims by July 12, 1996. As of December 31, 1996 and 1997, no claim(s) had been made by the Republic of Taiwan.

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

     Tax Refund
     ----------

     In 1991, DTC received a $371,000 payroll tax refund associated with one of its subsidiaries. As DTC was uncertain as to the nature of the refund, it recorded the receipt of cash as a liability and pursued investigating the matter. Under Section 6532 of the Internal Revenue Code, any claim for an "Erroneous Refund" must be presented by the Internal Revenue Service within two years of preparation. The statute of limitations on the tax refund has lapsed, and accordingly, the Company recorded a $371,000 relief of debt/valuation allowance, which is included in other income in the accompanying consolidated financial statements.