Form 10QSB
period 1998-03-31
PHOTONICS CORP
filed 1998-05-13
CIK 912844

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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


                        COMMON STOCK, $0.001 PAR VALUE
                                    (Class)

                                   4,484,758
                        (Outstanding at April 10, 1998)

                             PHOTONICS CORPORATION
                                  Form 10-QSB

                             PHOTONICS CORPORATION
                                      dba
                              DTC DATA TECHNOLOGY

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                     Page Number
                                                                     -----------

INTRODUCTION PHOTONICS CORPORATION
           Introduction                                                    2
           The Market                                                      2
           The Competition                                                 3
           The Strategy                                                    3
           Products                                                        4
           Intellectual Property                                           4
           Employees                                                       4
           Sales, Distribution and Customer Service                        4
           Research & Development                                          5
           Manufacturing                                                   5
           Current Developments                                            5

PART I     FINANCIAL INFORMATION                                           6

ITEM I     Interim Financial Statements

           Consolidated Balance Sheet as of March 31, 1998 and
           December 31, 1997                                               7

           Consolidated Statements of Operation for the Three months
           ended March 31, 1998 and March 31, 1997                         8

           Consolidated Statement of Cash Flows                            9

           Notes to Consolidated Financial Statements                     10

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12

PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings                                              13

ITEM 2     Changes in Securities                                          13

ITEM 3     Defaults Upon Senior Securities                                13

ITEM 4     Submission of Matters of a Vote of Security Holders            13

ITEM 5     Other Information                                              13

ITEM 6     Exhibits and Reports on Form 8-K                               13


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

DTC Data Technology ("DTC") was founded in 1979 to design, develop and market intelligent storage controllers and chip sets used primarily in connection with IBM compatible personal computers. On March 5, 1996 Photonics acquired assets and liabilities in exchange for the issuance to DTC of shares and rights to shares of common stock representing 77.5% of Photonics outstanding Common Stock.

As DTC has the name recognition, and established sales channels, it is the intent of the Company to eventually rename the Company DTC Data Technology Corporation. As the Company caused a fictitious name statement to be recorded with the State of California on June 11, 1996 and as the reported history belongs to DTC Data Technology the legal entity is known as Photonics Corporation dba DTC Data Technology. For brevity sake, the company is herein after referred to as DTC or the Company.

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

The SCSI host adapter (controller) market has been growing about 40% to 50% per year for the past 5 years to over $1 billion in 1997. The SCSI controller market is dominated by Adaptec with over 70% of the market, and many other small SCSI vendors (less than $50 million in SCSI controller sales). All SCSI controllers, though all conforming to an IEEE standard, are vendor unique and are not compatible with one another and with the de facto standard of Adaptec. SCSI represents approximately 80% of Adaptec revenues and Adaptec enjoys a 60% gross margin.

The compatibility issue presents a significant disadvantage for small SCSI controller vendors. Consequently other SCSI vendors (including DTC) have not been able to obtain a meaningful market share even at significantly lower price and margin.

THE COMPETITION

Due to the decline of the market, most of the IDE controller vendors have dropped out of that business segment. Promise and SIIG remain in the upgrade and I/O add-on markets that competes with the Company's Ultima, Ultima Pro, Parallel Express and planned I/O family of products. The Company has broader sales channels, stronger name recognition, and access to low cost manufacturing compared with either of these companies.

In the SCSI market, the Company is offering a family of Adaptec compatible SCSI products (as discussed above) that offers a superior alternative to Adaptec and other competitors. The Company plans to expand this product family during 1998. Besides DTC and Adaptec, the current other suppliers of SCSI products are:
Always, DPT, AdvanSys, CMD, Forex, Initio, LDP, Myles, Promise, Q Logic, SIIG, and Symbios (Other Competitors). While Adaptec has been growing at 40% or more per year, none of the other competitors are prospering financially. All of them market purportedly technically superior but non-Adaptec compatible products at a lower price than Adaptec without achieving significant success.

THE STRATEGY

The company's strategy is to develop a complete family of Adaptec compatible SCSI controller cards with a superior value to the market's current offerings. DTC has been in the SCSI market since 1990 and has, in the past, developed several high performance (non-Adaptec compatible) SCSI products. These products, as with the products of the Other Competitors, have not gained general market acceptance. There can be no assurances that general market acceptance can be attained with DTC's Adaptec compatible products, but the Company feels strongly that there is a significant market segment for their cost-effective compatible products and will introduce more products in its Adaptec compatible SCSI line during the coming year.

The Company is broadening its product offering in the IDE I/O market segment and has reversed the decline in sales and has restored the Company to profitability
for the last three quarters.    During 1997 the Company introduced the ISA BUS
EIDE Ultima family of controller products and several new I/O products for the upgrade market.

The Company is committed to continuous product improvement and innovation, which the Company believes is necessary for greater market penetration and profitability.

PRODUCTS

The Company will continue to market its IDE and I/O product cards as long as there is a market for these products. During the first quarter of 1997 the Company started marketing their low end Adaptec compatible ISA-SCSI product based on its proprietary DTC50C18 chip. This low-end product was, and continues to be, marketed to Original Equipment Manufacturers ("OEM") and Value Added Retailers ("VAR") who "bundle" this controller card with their SCSI peripherals such as scanner or CD-ROMs. This low-end market, which represents 10% to 20% of the overall SCSI market, commands low prices and is much more cost competitive than the high-end market. The Company has proved it can be cost competitive and generate a profit with these low end products.

The Company is committed to continuous product improvement and innovation which the Company believes is necessary for greater market penetration of its products.

The Company plans to introduce several new products during the second and third quarters of 1998.

INTELLECTUAL PROPERTY

The Company has registered the trademark/logo "DTC" in the United States and several foreign countries and has protected the use of this name by others in the market place.

The Company has studied the intellectual property issues (and performed patent searches) related to the SCSI, IDE and I/O products which it intends to market and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of its current or proposed line of Adaptec compatible SCSI products. However, there can be no absolute assurances that such legal challenges will not happen.

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

EMPLOYEES

As of March 31, 1998 DTC employed 29 individuals on a full time basis, 28 of
which were located in the United States and 1 in Hong Kong.   Of such employees
8 were engaged in manufacturing and related operations, 4 in development and engineering, 9 in sales and marketing, and 8 in general management and administration. None of DTC's employees are represented by a labor union and DTC considers its employee relations to be good.

SALES, DISTRIBUTION AND CUSTOMER SERVICE

The Company currently sells its products through domestic and international independent distributors, computer retailers and OEMs. In the United States and Canada, the Company sells to most of the top national distributors in the computer industry including Ingram Micro, Merisel, Tech Data, Southern Electronics Corporation and D & H Distributing who in turn distribute the Company's products to retailers, OEMs and VARs. The Company has significantly increased its presence in the retail market. The Company's current sales strategy is to increase its sales to OEM's, VARs and resellers.

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

The Company has completed the development of its low end Adaptec compatible ISA-SCSI line of products and successfully launched this product family in the second quarter of 1997. For the high end PCI-SCSI product family, the Company has contracted with an outside engineering firm for the design of the ASIC under the supervision of the Company's engineers. This will allow the Company to focus on its own SCSI expertise and leverage the ASIC knowledge of the contracted design firm thereby reducing the cost and time to market.

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

CURRENT DEVELOPMENTS

The First Quarter of 1998 represents the Company's third consecutive profitable quarter. The Company has been in negotiations with Coast Business Credit, a division of Southern Pacific Bank, for a revolving accounts receivable line of credit. The Company is pleased to announce that the line of credit is in place for business commencing in the second quarter. This will enhance the Company's working capital position going forward.

PART 1       FINANCIAL INFORMATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

                             PHOTONICS CORPORATION
                           Consolidated Balance Sheet
                             (amounts in thousands)

                                                              March 31,    December 31,
                                                                1998           1997
                                                             (unaudited)     (audited)
                                                             -----------   -------------
ASSETS

   CURRENT ASSETS:
        Cash and cash equivalents                              $     67        $    176
        Accounts Receivable, net                                  1,142             939
        Other Receivables                                             0             448
        Inventories, net                                          1,062             920
        Prepaid expenses and other current assets                   294              58
                                                               --------        --------

                Total current assets                              2,565           2,541

       Furniture and equipment, net                                 308             252
       Other Assets                                                  14              14
                                                               --------        --------

                Total Assets                                   $  2,887        $  2,807
                                                               --------        --------

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)

   CURRENT LIABILITIES:
       Due to Related Parties                                     1,655           1,582
       Accounts payable                                           1,470           1,426
       Accrued liabilities                                          364             487
                                                               --------        --------

            Total current liabilities                             3,489           3,495


       Deferred Taxes                                                 0               0

            Total Liabilities                                     3,489           3,495

Minority interest in subsidiaries                                   125             125

SHAREHOLDERS' EQUITY (DEFICIENCY):
       Common stock                                              44,087          44,079
       Treasury stock                                                 0               0
       Capital subscription                                       2,119           2,117
       Accumulated deficit                                      (47,087)        (47,163)
       Cumulative translation adjustment                            154             154
                                                               --------        --------

             Total shareholders' equity (deficiency)               (727)           (813)
                                                               --------        --------

             Total liabilities and shareholders' equity        $  2,887        $  2,807
                                                               --------        --------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENT

                             PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (amounts in thousands, except per share data)

                                                 Three months ended March 31
                                                -----------------------------
                                                    1998            1997
                                                -------------   -------------
                                                 (unaudited)     (unaudited)
REVENUES:
       Net Product Sales                              $1,733          $1,241

       Cost of Revenues                                  909             947
                                                      ------          ------

              Gross Profit                               824             294


OPERATING EXPENSES:
       Research and development                          100             186
       Selling, general and administration               679             601
                                                      ------          ------

             Total operating expense                     779             787

             Income (loss) from operations                45            (493)

OTHER INCOME (EXPENSE):
       Interest income                                     0               0
       Interest expense                                  (21)            (21)
       Other Income                                       53              40
       Other expense                                      (1)              0

             Total other income (expense)                 31              19

Provision for taxes                                        0              61

             Net income (loss)                        $   76          $ (535)

Net income (loss) per share                             0.01           (0.08)
                                                   =========       =========
Shares used in per share calculation               6,903,707       6,615,709


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (amounts in thousands)
                                  (unaudited)

                                                                   Three months ended March 31,
                                                                   1998                   1997
                                                                (unaudited)            (unaudited)
                                                                -----------            -----------
Cash flows from operating activities:
    Net income (loss)                                             $  76                  $   (535)

    Adjustments to reconcile net cash
    used in operating activities:
      Depreciation                                                    4                        53

    Changes in operating assets and liabilities:

     Accounts Receivable                                           (339)                      219

     Inventories                                                   (169)                      278

     Deposits and prepaid expenses                                  353                      (598)

     Accounts payable                                                61                      (172)

     Due to Related Parties                                          43                    (1,123)

     Accrued Liabilities                                            (42)                      (73)

Net Cash Provided by (used for) Operations                        $ (13)                 $ (1,951)
                                                                  =====                  ========
Cash flows from Investing Activities:

 Sale (Purchase) of Property and Equipment                          (60)                      (38)

Net Cash used in Investing Activities                             $ (60)                 $    (38)
                                                                  =====                  ========
Cash Flows from Financing Activities:

  Proceeds from Capital Stock Subscription                           10                     2,067

  Proceeds resulting from the DTC acquisition                         0                         0

  Net Borrowings (Repayments) under Bank Lines                        0                       (44)

  Borrowing (repayments of other debt), net                           0                       (30)

  Other Equity Transactions, net                                      0                        33

Net Cash provided by (used for) Financing                         $  10                  $  2,026
                                                                  =====                  ========
Net increase (decr.) in Cash and Cash Equivalents                   (63)                       37
Cash and Cash Equivalents Beginning of Period                       130                       104
Cash and Cash Equivalents at end of period                        $  67                  $    141
                                                                  =====                  ========

                             PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (unaudited)

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

2.  EARNINGS (LOSS) PER SHARE

    Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for each accounting period. Common equivalent shares, principally stock options, are included in the per share calculation when the effect of their inclusion would be dilutive. For the period ending March 31, 1997 and 1998 the dilutive value of The Company's Series A Convertible Preferred Stock ("Preferred Stock was included in the loss per share calculation. The value of the Preferred Stock is represented in the equity section under Capital Subscription.

3.  INVENTORIES

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value (net realizable value), and include material, labor and attributable overhead.

     Inventories consist of the following:
                                                  March 31, 1998               December 31, 1997
                                                    (unaudited)                     (audited)
                                                  --------------               ------------------
Raw Materials and Purchased Parts                      $  217                          $148
Work-in-process                                           209                           190
Finished Goods                                            636                           582
                                                       ------                          ----
                                                       $1,062                          $920
                                                       ======                          ====

4.  PROPERTY, PLANT, AND EQUIPMENT

Property and equipment are stated at cost and, other than leasehold improvements, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or remaining term of the related lease.

Property and equipment consisted of the following (in thousands):

                                                    March 31, 1998    December 31, 1997
                                                      (unaudited)         (audited)
                                                    ---------------   ------------------
Machinery and Equipment                                 $2,594               $2,534
Furniture and Fixtures                                     277                  277
Leasehold  Improvements                                     94                   94
                                                        ------               ------
                                                        $2,965               $2,905

Less Accumulated depreciation and amortization          $2,657               $2,653
                                                        ------               ------
                                                        $  308               $  252


ITEM 2   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONIDTION AND RESULTS OF OPERATIONS

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

Net revenues for the current quarter total $1.733 million, an increase of 39% from the $1,241 million reported during the first quarter of 1997. The increase in revenues can be attributed to the introduction of new products and a growing customer base.

The gross margin in the first quarter of fiscal 1998 was approximately 47%, which was a significant change from the first quarter of fiscal 1997. The increase reflects the success of the Company's efforts to obtain efficiency in the manufacturing process and its efforts to better position itself in the market place.

Product development expenses were approximately $100 thousand or 5% of net revenues during the current quarter compared to approximately $186 thousand or 14% of net revenues during the first quarter of 1997. The Company remains firmly committed to new product development. The decrease in cost can be attributed to increased efficiency and the Company's on going cost control program.

Selling, general and administrative expenses were approximately $671 thousand or 38% of revenues during the first quarter of 1997 compared to $601 thousand reported in the first quarter of 1997. Selling costs were generally higher, due to new product promotion costs. The General and Administrative costs were actually lower than the comparable quarter of 1997. The Company does not expect to incur similar promotion costs for its next product releases.

The Company has now enjoyed three straight profitable quarters. While the Company can not be sure every quarter of 1998 will be profitable, it feels it is pursuing a sound course of action to bring the Company back to solvency.


LIQUIDITY AND CAPITAL RESOURCES

There were no letters of credit, financing arrangements, indentures or other such credit agreements with restrictive covenants that effected the Company.

Inflation did not have any significant impact upon the results of operations of the Company during the reporting period.

PART II      OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

There were no legal proceedings during the quarter ended March 31, 1998 and there were none pending.

From time-to-time DTC could be involved in routine litigation as part of its normal course of business. Management believes the Company carries adequate product liability insurance and these matters can be resolved without material adverse effect on DTC's overall financial position, results of operations and cash flows.

ITEM 2     CHANGES IN SECURITIES

Not Applicable

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company intends to call a Shareholders Meeting to take place on May 22, 1998 at the Corporate Office located at 1515 Centre Pointe Drive, Milpitas, California at 10:00 a.m. The Shareholders will be asked to vote on three proposals and any other matters that may properly come before the meeting.

The Proposals are:

1. To reelect the members of the current Board of Directors to another term. The nominees are: Robert P. Dilworth, John Miao, James T. Koo, David S. Lee and K.C. Yeung

2. To approve a 20% increase in the shares of common stock for issuance under the 1997 Stock Option Plan.

3. To ratify the selection of Meredith, Cardozo & Lanz LLP as the Company's independent accountants for fiscal 1998.

ITEM 5     OTHER INFORMATION

Not applicable

ITEM 6     EXHIBITS AND REPORTS ON FORM 8K

Exhibit 27  Financial Data Schedule

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                      PHOTONICS CORPORATION DBA  DTC DATA TECHNOLOGY



DATE:    May 13, 1998                          BY:   /s/ JoAn E. Hughes
---------------------                               ----------------------------
                                                        JoAn E. Hughes
                                                      Chief Financial Officer