Form 10QSB
period 1998-06-30
PHOTONICS CORP
filed 1998-08-14
CIK 912844

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


                               606 CHARCOT AVENUE
                               SAN JOSE, CA 95131
                    (Address of principal executive offices)


              Registrant's telephone number, including area code:
                                 (408) 546-5600



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


                         COMMON STOCK, $0.001 PAR VALUE
                                    (Class)

                                   4,364,147
                         (Outstanding at June 30, 1998)

                             PHOTONICS CORPORATION
                                      DBA
                              DTC DATA TECHNOLOGY

                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                   Page Number
                                                                   -----------
INTRODUCTION PHOTONICS CORPORATION
          Introduction                                                  2
          The Market                                                    2
          The Competition                                               3
          The Strategy                                                  3
          Products                                                      3
          Intellectual Property                                         3
          Employees                                                     4
          Sales, Distribution and Customer Service                      4
          Research & Development                                        4
          Manufacturing                                                 4
          Current Developments                                          5

PART I    FINANCIAL INFORMATION                                         6

ITEM I    Interim Financial Statements

          Consolidated Balance Sheet as of June 30, 1998 and
          December 31, 1997                                             7

          Consolidated Statements of Operation for the three months
          and six months ended June 30, 1998                            8

          Consolidated Statement of Cash Flows                          9

          Notes to Consolidated Financial Statements                   10

ITEM 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          12

PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                            13

ITEM 2    Changes in Securities                                        13

ITEM 3    Defaults Upon Senior Securities                              13

ITEM 4    Submission of Matters of a Vote of Security Holders          13

ITEM 5    Other Information                                            13

ITEM 6    Exhibits and Reports on Form 8-K                             13

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

GENERAL

Photonics dba DTC Data Technology resulted from the merger of Photonics Corporation and DTC Data Technology Corporation in 1996. Shortly after the merger, the Company decided to focus on the IDE, SCSI and I/O business of DTC and ceased activities in the Infrared Wireless LAN business of Photonics.

As DTC has the name recognition and established sales channels, it is the intent of the Company to eventually rename the company DTC Data Technology Corporation. Meanwhile, the legal entity is known as Photonics Corporation dba DTC Data Technology. For brevity sake, the company is herein after referred to as DTC or the Company.

THE MARKET

DTC dominated the Integrated Device Electronics ("IDE") and Enhanced IDE ("EIDE") controller card market in 1994-1995. During that period DTC developed comprehensive distribution channels with established name and trademark recognition. Starting in 1995, the trend was to incorporate the IDE controller function into a motherboard chipset. Today, the transition from add-on IDE cards to on-board built-in IDE function is complete. Now, the IDE controller cards are only used by Original Equipment Manufacturers ("OEM") for inclusion with IDE CD-ROM, tape and other IDE peripheral devices. System integrators and Value Added Resellers ("VAR") use IDE Input/Output "(I/O") controllers and I/O cards for maintaining and upgrading existing systems. Sales have changed from mainly OEM to VARs and system integrators through distribution and retailers. The IDE I/O market has settled and stabilized at a much lower level of approximately $50 million dollars.

The Small Computer System Interface ("SCSI") is the standard by which computers and their peripherals could interface intelligently. Having the image of high performance, higher connectivity, and the ability of connecting external peripherals, SCSI controllers have become the controller of preference for high-end personal computers, workstations and file servers.

The SCSI host adapter (controller) market has been growing about 40% to 50% per year for the past 5 years to over $1 billion. The SCSI controller market is dominated by Adaptec with over 70% of the market and many other small SCSI vendors. However, the recent trend of inexpensive desk top computers has impacted the sales of expensive add on cards including SCSI cards.

Compatibility is a key issue for SCSI add on cards. All SCSI products are vendor unique today. This presents a significant disadvantage for small SCSI controller vendors. Consequently other SCSI vendors (including DTC) have not been able to obtain a meaningful market share even at significantly lower price and margin.

                            PHOTONICS CORPORATION
                                 FORM 10-QSB


THE COMPETITION

Due to the decline of the market, most of the IDE controller vendors have dropped out of that business segment. Promise and SIIG remain in the upgrade and I/O add-on markets that competes with the Company's Ultima, Ultima Pro, Parallel Express and planned I/O family of products. The Company has broader sales channels, stronger name recognition, and better access to low cost manufacturing compared with either of these companies.

In the SCSI market, the Company is offering a family of Adaptec compatible ISA-SCSI products that offers a superior alternative to Adaptec and other competitors. The Company plans to expand this product family. While Adaptec has been growing at 30% or more per year, achieving over a billion dollars in revenue, none of the other competitors are prospering financially.

THE STRATEGY

The Company's strategy is to develop a complete family of Adaptec compatible SCSI controller cards with a superior value to the market's current offerings. DTC has been in the SCSI market since 1990 and has, in the past, developed several high performance (non-Adaptec compatible) SCSI products. These products, as with the products of the other competitors have not gained general market acceptance. There can be no assurances that general market acceptance can be attained with DTC's Adaptec compatible products. However, the Company feels strongly that there is a significant market segment for our cost-effective compatible products and will introduce more products in our Adaptec compatible SCSI line during the coming year.

The Company is broadening its product offering in the IDE I/O market segment to order to maintain the sales channels and generate funds for continued operations. During the first half of 1998, the Company introduced several new low cost SCSI and I/O products for the upgrade market.

The Company is committed to continuous product improvement and innovation, which the Company believes is necessary for greater market penetration and profitability.

PRODUCTS

The Company will continue to market its IDE and I/O product cards as long as there is a market for these products. Since the first quarter of 1997, the Company started marketing their low end Adaptec compatible ISA-SCSI product based on its proprietary DTC50C18 chip. This low end product was, and continues to be, marketed to Original Equipment Manufacturers ("OEM") and Value Added Retailers ("VAR") who "bundle" this controller card with their SCSI peripherals such as scanner or CD-ROMs. This low end market, which represents 10% to 20% of the overall SCSI market, commands low prices and is much more cost competitive than the high-end market. The Company has proved it can be cost competitive and generate a profit with these low end products.

The Company plans to introduce several new products prior to the end of the current fiscal year.

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

                            PHOTONICS CORPORATION
                                 FORM 10-QSB


Software is an important ingredient for success in the controller market. The Company has a large library of copyrighted IDE and SCSI software drivers and utilities for various operating systems including DOS, OS/2, UNIX, Novell, Windows 3.1, and Windows 95. The Company, having designed several SCSI and IDE ASICs, acquired the design right to the ASIC used in its low end DTC50C18 ISA-SCSI product, and is in the process of designing a PCI-SCSI ASIC.

EMPLOYEES

As of June 30, 1998 the Company employed 30 individuals on a full time basis, 29 of which were located in the United States and 1 in Hong Kong. Of such employees 9 were engaged in manufacturing and related operations, 4 in development and engineering, 11 in sales and marketing, and 6 in general management and administration. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

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

The Company's customer service and technical support organization is located in San Jose, California and provides customers with software driver updates, upgrade programs and warranty service. The technical support personnel assist end users and distributors via telephone, fax-back facsimile services, a 24-hour bulletin board service and an Internet Web site. (www.datatechnology.com)

As is common practice in the personal computer industry, the Company frequently grants distributors limited rights to return unsold inventories of the Company's products in exchange for new purchases, as well as price protection and marketing development funds. While the Company reserves funds each month to cover these programs, there can be no absolute assurances that the Company's current allowances will be sufficient to not have a material adverse effect on future operating results.

RESEARCH AND DEVELOPMENT

The Company believes that continued investment in research and development is critical to successful new product introductions, which address market needs, on a timely and cost effective basis. The Company's main research and development focus is to develop a family of Adaptec compatible high end PCI-SCSI products.

The Company has contracted with an outside engineering firm for the design of the ASIC high end Adaptec compatible PCI-SCSI under the supervision of the Company's engineers. This will allow the Company to focus on its own SCSI expertise and leverage the ASIC knowledge of the contracted design firm thereby reducing the cost and time to market.

MANUFACTURING

Over the years the Company has developed business relationships with various contract board manufacturers in the Far East, which currently supply the Company with highly cost competitive finished product. It is the Company's intention to continue utilizing these sources of production. Not

                            PHOTONICS CORPORATION
                                 FORM 10-QSB


having to invest in capital equipment and/or purchase sizable raw material inventories and being able to take advantage of the lower cost of labor and overhead utilized by such contract manufacturers, the Company believes that it will be able to conserve its cash position, allow the Company greater operational flexibility and keep the Company focused on its areas of expertise. There can, however, be no absolute assurance that these manufacturing sources will remain available to the Company.

At the present time approximately 80% of the Company's storage controller requirements are provided by manufacturing facilities operated by Broadsino Computer Development, Ltd. of Hong Kong. Broadsino is the beneficial owner of 591,412 shares of the Company's common stock and 300,000 shares of the Company's Preferred A stock. The Managing Director of Broadsino is also a member of the Company's Board of Directors.

CURRENT DEVELOPMENTS

On July 21, 1998 the Company announced that it had signed a letter of intent and the Board of Director's had approved the merger of Broadsino Computer Development Ltd. ("Broadsino"), a privately held company in Hong Kong with DTC Hong Kong, a wholly owned subsidiary of the Company. Under the terms of the agreement, the Company will issue one share of the Company's Series A Convertible Preferred ("Preferred") for each U.S. dollar of net asset of Broadsino, approximately 6 to 7 million U.S. dollars, for all the shares of Broadsino. It is the Company's intention to become re-listed on an U.S. stock exchange after the merger.

The Company also intends to issue up to an additional 2 million shares of the Company's Series A Convertible Preferred privately for operating funds.

By early July of 1998, the Company completed the relocation of it's principle executive offices to 606 Charcot Avenue, San Jose, California 95131-2204. The Company's new phone number is (408) 546-5600.

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

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                           Consolidated Balance Sheet
                             (amounts in thousands)

                                                                June 30,    December 31,
                                                                  1998          1997
                                                               (unaudited)    (audited)
                                                               -----------  -------------
ASSETS

   Current Assets:
        Cash and cash equivalents                                $      6       $    176
        Accounts Receivable, net                                      702            939
        Other Receivables                                               0            448
        Inventories, net                                            1,377            920
        Prepaid expenses and other current assets                     330             58
                                                                 --------       --------

                Total current assets                                2,415          2,541

        Furniture and equipment, net                                  304            252
        Other Assets                                                   29             14
                                                                 --------       --------

                Total Assets                                     $  2,748       $  2,807
                                                                 --------       --------

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)

   Current Liabilities:
       Note Payable--AR Credit Line                                   403              0
       Due to Related Parties                                       1,251          1,582
        Accounts payable                                            1,869          1,426
        Accrued liabilities                                           593            487
                                                                 --------       --------

                Total current liabilities                           4,116          3,495


        Deferred Taxes                                                  0              0

                Total Liabilities                                   4,116          3,495

Minority interest in subsidiaries                                     125            125

SHAREHOLDERS' EQUITY (DEFICIENCY):
        Common stock                                               44,093         44,079
         Treasury stock                                                 0              0
         Capital subscription                                       2,130          2,117
         Accumulated deficit                                      (47,870)       (47,163)
         Cumulative translation adjustment                            154            154
                                                                 --------       --------

                 Total shareholders' equity (deficiency)           (1,493)          (813)
                                                                                --------

                 Total liabilities and shareholders' equity      $  2,748       $  2,807
                                                                 --------       --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (amounts in thousands, except per share data)



                                        Three months ended June 30,     Six months ended June 30,
                                           1998           1997           1998             1997
                                        (unaudited)   (unaudited)     (unaudited)      (unaudited)
REVENUES:
  Net Product Sales                      $      809      $    1,229     $    2,542      $    2,470

  Cost of Revenues                              575             799          1,484           1,746
                                         ----------      ----------     ----------      ----------

     Gross Profit                               234             430          1,058             724


OPERATING EXPENSES:
  Research and development                       96             110            196             233
  Selling, general and administration           843             597          1,522           1,268
                                         ----------      ----------     ----------      ----------

    Total operating expense                     939             707          1,718           1,501

    Income (loss) from operations              (705)           (277)          (660)           (777)

OTHER INCOME (EXPENSE):
  Interest income                                 1               0              1               0
  Interest expense                              (60)             (1)          ( 81)            (22)
  Other Income                                    0             120             53             165
  Other expense                                 (18)              0            (19)              0
                                         ----------      ----------     ----------      ----------

    Total other income (expense)                (77)            119            (46)            143

 Provision for taxes                              1               2              1              61

    Net income (loss)                    $     (783)     $     (160)    $     (707)     $     (695)


Net income (loss) per share                    (.11)           (.02)          (.10)           (.11)
                                         ==========      ==========     ==========      ==========
Shares used in per share calculation      6,955,672       6,426,488      6,955,672       6,426,488
                                         ==========      ==========     ==========      ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (amounts in thousands)
                                  (unaudited)

                                                               Six months ended June 30,
                                                                1998                1997
                                                            (unaudited)          (unaudited)
                                                            -----------          -----------
Cash flows from operating activities:
   Net income (loss)                                           $(707)             $   (695)

   Adjustments to reconcile net cash
   used in operating activities:
     Depreciation                                                  8                    72

     Changes in operating assets and liabilities:

     Accounts Receivable                                         101                   135

     Inventories                                                (484)                  157

     Deposits and prepaid expenses                               302                  (321)

     Accounts payable                                           (141)                 (175)

     Due to Related Parties                                      275                  (878)

     Accrued Liabilities                                         152                  (178)

Net Cash Provided by (used for) Operations                     $(494)            $  (1,883)
                                                               =====             =========
Cash flows from Investing Activities:

 Sale (Purchase) of Property and Equipment                       (60)                  (68)

Net Cash used in Investing Activities                          $ (60)            $     (68)
                                                               =====             =========
Cash Flows from Financing Activities:

  Proceeds from Capital Stock Subscription                        21                 2,062

  Proceeds resulting from the DTC acquisition                      0                     0

  Net Borrowings (Repayments) under Bank Lines                   403                   (44)

  Borrowing (repayments of other debt), net                        0                   (30)

  Other Equity Transactions, net                                   6                    38

Net Cash provided by (used for) Financing                      $ 430             $   2,026
                                                               =====             =========
Net increase (decr.) in Cash and Cash Equivalents               (124)                   75
Cash and Cash Equivalents Beginning of Period                    130                   104
Cash and Cash Equivalents at end of period                     $   6             $     179
                                                               =====             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation
    ---------------------------
    The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and trans-actions. The minority interest represents the minority stockholders' proportionate share of the subsidiaries, Qume Taiwan and Data Technology Hong Kong Ltd., which is 0.6% and 1%, respectively.

    Foreign Currency Translation
    ----------------------------
    Certain entities located outside the United States use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while revenues and costs are translated at monthly average exchange rates. Translation gains and losses are accumulated as a separate component of stockholder equity.

    Cash Equivalents
    -----------------
    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

2.  EARNINGS (LOSS) PER SHARE

    Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for each accounting period. Common equivalent shares, principally stock options, are included in the per share Calculation when the effect of their inclusion would be dilutive. For the period ended June 30, 1997 and 1998 the dilutive value of The Company's Series A Convertible Preferred Stock was included in the loss per share calculation. The value of the Preferred Stock is represented in the equity section under Capital Subscription.

3.  INVENTORIES

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value (net realizable value), and include material, labor and attributable overhead.

    Inventories consist of the following:

                                       June 30, 1998    December 31, 1997
                                        (unaudited)        (audited)
                                        -----------        ---------
Raw Materials and Purchased Parts          $  240             $148
Work-in-process                               231              190
Finished Goods                                906              582
                                           ------             ----
                                           $1,377             $920
                                           ======             ====

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

Property and equipment consisted of the following (in thousands):


                                                  June 30, 1998   December 31, 1997
                                                   (unaudited)        (audited)
                                                   -----------        ---------

Machinery and Equipment                                $2,594           $2,534
Furniture and Fixtures                                    277              277
Leasehold  Improvements                                    94               94
                                                       ------           ------
                                                       $2,965           $2,905

Less Accumulated depreciation and amortization         $2,661           $2,653
                                                       ------           ------
                                                       $  304           $  252
                                                       ======           ======

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

Net revenues for the current quarter total $809 thousand, a decrease of 34% from the $1.229 million reported during the second quarter of 1997. The decrease in revenues can be attributed to a general decline in sales throughout the PC industry.

The gross margin in the second quarter of fiscal 1998 was approximately 29% compared to 35% in the second quarter of fiscal 1997. This decrease is due to lower selling prices of the company's products.

Product development expenses were approximately $96 thousand or 12% of net revenues during the current quarter compared to approximately $110 thousand or 9% of net revenues during the first quarter of 1997. The Company remains firmly committed to new product development and does so with efficiency and awareness of the Company's on going cost control program.

Selling, general and administrative expenses were approximately $843 thousand or 104% of revenues during the second quarter of 1998 compared to $597 thousand reported in the second quarter of 1997. Approximately $333 thousand of the $843
thousand was due to product promotion costs.   The Company does not expect to
incur similar promotion costs for its next product releases.

Overall, this quarter's loss can be mostly attributed to the decrease in revenues and promotion costs.

LIQUIDITY AND CAPITAL RESOURCES

In April of 1998, the company finalized negotiations with Coast Business Credit ("Coast"), a division of Southern Pacific Bank, that resulted in a revolving accounts receivable line of credit. The Company is able to borrow 70% of certain receivables. All customer remittances are routed to Coast and daily reporting is one of many requirements. Additionally, certain debts of the Company have been subordinated to Coast.

On May 31 and June 30, 1998, the Company was in default of the Loan and Security Agreement with Coast Business Credit. Specifically, the Company failed to meet the minimum Tangible Net Worth requirement. Presently, Coast has not exercised any of its rights and remedies pursuant to the Loan Documents or pursuant to law or equity. The Company has requested a formal waiver for this breach of the contract.

Inflation did not have any significant impact upon the results of operations of the Company during the reporting period.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

There were no legal proceedings during the quarter ended June 30, 1998 and there were none pending.

From time-to-time the Company could be involved in routine litigation as part of its normal course of business. Management believes the Company carries adequate product liability insurance and these matters can be resolved without material adverse effect on the Company's overall financial position, results of operations and cash flows.

ITEM 2     CHANGES IN SECURITIES

Not Applicable

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company called a Shareholders Meeting which took place on May 22, 1998 at the then Corporate Office located at 1515 Centre Pointe Drive, Milpitas, California at 10:00 a.m. The Shareholders were asked to vote on three proposals and any other matters that could properly come before the meeting.

The Proposals were:

1. To reelect the members of the current Board of Directors to another term. The nominees were: Robert P. Dilworth, John Miao, James T. Koo, David S. Lee and K.C. Yeung.

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


                      PHOTONICS CORPORATION DBA DTC DATA TECHNOLOGY



DATE:    August 14, 1998             BY:      /s/  Stephanie J. Forsythe
------------------------             ----------------------------------------
                                         Stephanie J. Forsythe
                                         Chief Financial Officer