Form 10QSB
period 1998-09-30
PHOTONICS CORP
filed 1998-11-16
CIK 912844

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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


                       COMMON STOCK, $0.001 PAR VALUE
                                   (Class)

                                  4,396,272
                     (Outstanding at September 30, 1998)

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


                             PHOTONICS CORPORATION
                                      DBA
                              DTC DATA TECHNOLOGY

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX


                                                             Page Number
                                                             -----------
INTRODUCTION PHOTONICS CORPORATION
         Introduction                                             2
         General                                                  2
         The Market                                               2
         The Competition                                          3
         The Strategy                                             3
         Products                                                 3
         Intellectual Property                                    4
         Employees                                                4
         Sales, Distribution and Customer Service                 4
         Research & Development                                   5
         Manufacturing                                            5
         Current Developments                                     5

PART I   FINANCIAL INFORMATION                                    7

ITEM 1   Interim Financial Statements

         Consolidated Balance Sheet as of September 30, 1998
         and December 31, 1997                                    8

         Consolidated Statements of Operation for the three
         months and nine months ended September 30, 1998          9

         Consolidated Statement of Cash Flows                    10

         Notes to Consolidated Financial Statements              11

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     13

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings                                       14

ITEM 2   Changes in Securities                                   15

ITEM 3   Defaults Upon Senior Securities                         15

ITEM 4   Submission of Matters of a Vote of Security Holders     15

ITEM 5   Other Information                                       15

ITEM 6   Exhibits and Reports on Form 8-K                        15


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

GENERAL

Photonics dba DTC Data Technology resulted from the merger of Photonics Corporation and DTC Data Technology Corporation in 1996. After the merger, the combined entity decided to focus on the core business of DTC and ceased activities in the Infrared Wireless LAN business of Photonics.

As DTC has the name recognition and established sales channels, it is the intent of the Company to eventually rename the company DTC Data Technology Corporation. Meanwhile, the legal entity is known as Photonics Corporation dba DTC Data Technology. For brevity sake, the company is hereinafter referred to as DTC or the Company.

THE MARKET

The Company currently is in the Integrated Drive Electronics ("IDE"), Small Computer System Interface ("SCSI"), and Input/Output ("I/O") controller card market. DTC dominated the IDE and Enhanced IDE ("EIDE") market in 1994-1995. During that period, DTC developed comprehensive distribution channels with established name and trademark recognition. Starting in 1995, the trend was to incorporate the IDE controller function into a motherboard chipset. Today, the transition from add-on IDE cards to on-board built-in IDE function is complete. Now, the IDE controller cards are only used by Original Equipment Manufacturers ("OEM") for inclusion with IDE CD-ROM, tape and other IDE peripheral devices. System integrators and Value Added Resellers ("VAR") use IDE I/O controllers and I/O cards for maintaining and upgrading existing systems. Sales have changed from mainly OEM to VAR and system integrators through distribution and retailers. The IDE and I/O markets have settled and stabilized at a much lower level of approximately $50 million dollars.

The SCSI is the standard by which computers and their peripherals could interface intelligently. Having the image of high performance, higher connectivity, and the ability of connecting external peripherals, SCSI controllers have become the controllers of preference for high-end personal computers, workstations and file servers.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

The SCSI host adapter (controller) market has been growing about 40% to 50% per year for the past 5 years to over $1 billion. The SCSI controller market is dominated by Adaptec with over 70% of the market and many other small SCSI vendors. However, the recent trend of inexpensive desktop computers has impacted the sales of expensive add on cards including SCSI cards.

Compatibility is a key issue for SCSI add-on cards. All SCSI products are vendor unique today. This presents a significant disadvantage for small SCSI controller vendors. Consequently, other SCSI vendors (including DTC) have not been able to obtain a meaningful market share even at significantly lower price and margin.

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

In the SCSI market, the dominant competitor is Adaptec, Inc. While there are a number of smaller SCSI controller card manufacturers, they have all failed to achieve a meaningful market share, offering vendor unique, non compatible products.

THE STRATEGY

The Company's strategy is to develop a complete family of Adaptec compatible SCSI controller cards with a superior value to the market's current offerings. DTC has been in the SCSI market since 1990 and has, in the past, developed several high performance (non-Adaptec compatible) SCSI products. The Company believes that there is a significant market segment for cost effective compatible SCSI products.

The Company will continue to market its IDE and I/O product cards as long as there is a market for these products. The Company is broadening its product offering in the IDE and I/O market segments to maintain our sales channels and generate funds for continued operations.

The Company is committed to continuous product improvement and innovation, which the Company believes is necessary for greater market penetration and profitability.

PRODUCTS

Since the first quarter of 1997, the Company started marketing their low-end Adaptec compatible Industry Standard Architecture ("ISA") SCSI product based on its proprietary DTC50C18 chip. This product was, and continues to be, marketed to OEM and VAR who "bundle" this controller card with their SCSI peripherals such as scanner or CD-ROMs. This market, which represents 10% to 20% of the overall SCSI market, commands low prices and is much more cost competitive than the high-end market. The Company has proved it can be cost competitive and generate a profit with these low-end products.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

The Company is currently developing high-end Adaptec compatible Peripheral Component Interconnect ("PCI") SCSI controller cards and plans to introduce several new PCI I/O products during the coming quarter. Additionally, the Company will continue to market its steady business in the IDE and I/O product lines.

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

EMPLOYEES

As of September 30, 1998 the Company employed 24 individuals on a full time basis, 23 of which were located in the United States and 1 in Hong Kong. Of such employees, 6 were engaged in manufacturing and related operations, 4 in development and engineering, 9 in sales and marketing, and 5 in general management and administration. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

SALES, DISTRIBUTION AND CUSTOMER SERVICE

The Company currently sells its products through domestic and international independent distributors, computer retailers and OEM. In the United States and Canada, the Company sells to most of the top national distributors in the computer who in turn distribute the Company's products to retailers, OEM and VAR. The Company has significant presence in the retail market. The Company's current sales strategy is to continue to increase its sales to OEM, VAR and resellers.

The Company's customer service and technical support organization is located in San Jose, California and provides customers with software driver updates, upgrade programs and warranty service. The technical support personnel assist end users and distributors via telephone, fax-back facsimile services, a 24-hour bulletin board service and an Internet Web site (www.datatechnology.com) for user self-diagnosis and downloads of software updates.

As is common practice in the personal computer industry, the Company frequently grants distributors limited rights to return unsold

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

inventories of the Company's products in exchange for new purchases, as well as price protection and marketing development funds. While the Company reserves funds each month to cover these programs, there can be no absolute assurances that the Company's current allowances will be sufficient to not have a material adverse effect on future operating results.

RESEARCH AND DEVELOPMENT

The Company believes that continued investment in research and development is critical to successful new product introductions, which address market needs, on a timely and cost effective basis. The Company's main research and development focus is to develop a family of Adaptec compatible high-end PCI-SCSI products.

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

CURRENT DEVELOPMENTS

On July 21, 1998 the Company announced that it had signed a letter of intent and the Board of Director's had approved the merger of Broadsino Computer Development Ltd. ("Broadsino"), a privately held company in Hong Kong with DTC Hong Kong, a wholly owned subsidiary of the Company. Under the terms of the agreement, the Company will issue one share of the Company's Series A Convertible Preferred ("Preferred") for each U.S. dollar of net asset of Broadsino, approximately 6 to 7 million U.S. dollars, for all the shares of Broadsino. It is the Company's intention to become re-listed on an U.S. stock exchange after the merger. Broadsino is a shareholder of the Company and the major supplier of product to the Company; the main owner of Broadsino is a Company director.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

A SEC approved accounting firm is currently auditing Broadsino's financials for the current and preceding two years and is near completion. Broadsino's fiscal year ended March 31, 1998, and the audit needs to be completed before the appropriate proxy statement related to the merger can be made with the SEC. The merger is expected to be completed in the first quarter of 1999. Broadsino and the Company are currently in the process of negotiating a more detailed term sheet regarding the merger; however, no assurances can be given as to whether the merger will be completed and if so, whether the terms or timetable will be as described above.

The Company also is attempting to conduct a private placement of an additional 2 million shares of the Company's Series A Convertible Preferred Stock at $1 per share for operating funds. Of the additional 2 million shares, the Company has received preliminary commitments for 1 million, including 600 thousand shares from two Company officers and directors. There can be no assurances that any Series A Preferred Stock will be sold in this offering or, if any is sold, that the sales price will be $1 per share.

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

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


                             PHOTONICS CORPORATION
                           Consolidated Balance Sheet
                             (amounts in thousands)

                                                     September 30,       December 31,
                                                          1998               1997
                                                      (unaudited)         (audited)
                                                     --------------     -------------
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                             $     55         $    176
    Accounts Receivable, net                                   485              939
    Other Receivables                                            0              448
    Inventories, net                                           968              920
    Prepaid expenses and other current assets                  125               58
                                                          --------         --------

       Total current assets                                  1,633            2,541

    Furniture and equipment, net                               301              252
    Other Assets                                                15               14
                                                          --------         --------

       Total Assets                                       $  1,949         $  2,807
                                                          --------         --------

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)

  CURRENT LIABILITIES:
    Note Payable - AR Credit Line                              148                0
    Due to Related Parties                                   1,361            1,582
    Accounts payable                                         2,120            1,426
    Accrued liabilities                                        610              487
                                                          --------         --------

       Total current liabilities                             4,239            3,495

    Deferred Taxes                                               0                0

       Total Liabilities                                     4,239            3,495

Minority interest in subsidiaries                              125              125

SHAREHOLDERS' EQUITY (DEFICIENCY):
    Common stock                                            44,093           44,079
    Treasury stock                                               0                0
    Capital subscription                                     2,176            2,117
    Accumulated deficit                                    (48,838)         (47,163)
    Cumulative translation adjustment                          154              154
                                                          --------         --------

       Total shareholders' equity (deficiency)              (2,415)            (813)
                                                          --------         --------

       Total liabilities and shareholders' equity         $  1,949         $  2,807
                                                          --------         --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             PHOTONICS CORPORATION
                                  FORM 10-QSB

                             PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (amounts in thousands, except per share data)

                                                         Three months ended Sept 30,           Nine months ended Sept 30,
                                                           1998               1997              1998               1997
                                                         (unaudited)       (unaudited)      (unaudited)         (unaudited)
                                                    ------------------   -------------   -------------------  -------------
REVENUES:
  Net Product Sales                                      $      562       $    1,455         $    3,104        $    3,925
  Cost of Revenues                                              705              774              2,189             2,520
                                                         ----------       ----------         ----------        ----------

      Gross Profit                                             (143)             681                915             1,405

OPERATING EXPENSES:
  Research and development                                       87              108                283               341
  Selling, general and administration                           554              626              2,076             1,894
                                                         ----------       ----------         ----------        ----------

    Total operating expense                                     641              734              2,359             2,235

    Income (loss) from operations                              (784)             (53)            (1,444)             (830)

OTHER INCOME (EXPENSE):
  Interest income                                                 0                0                  1                 0
  Interest expense                                             (111)             (13)              (192)              (35)
  Other Income                                                    0               76                 53               241
  Other expense                                                 (73)               0                (92)                0
                                                         ----------       ----------         ----------        ----------

    Total other income (expense)                               (184)              63               (230)              206

Provision for taxes                                               0                0                  1                61

    Net income (loss)                                    $     (968)      $       10         $   (1,675)       $     (685)

Net income (loss) per share                                    (.14)           (.006)              (.24)            (.107)
                                                         ==========       ==========         ==========        ==========
Shares used in per
share calculation                                         6,976,681        6,426,488          6,976,681         6,426,488
                                                         ==========       ==========         ==========        ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (amounts in thousands)
                                  (unaudited)

                                                       Nine months ended September 30,
                                                          1998                 1997
                                                      (unaudited)          (unaudited)
                                                     -------------         -----------
Cash flows from operating activities:

  Net income (loss)                                   $  (1,675)            $   (685)

  Adjustments to reconcile net cash
  used in operating activities:

      Depreciation                                           11                   77

  Changes in operating assets and liabilities:

      Accounts Receivable                                   318                 (206)

      Inventories                                           (75)                 205

      Deposits and prepaid expenses                         521                 (380)

      Accounts payable                                       31                   62

      Due to Related Parties                                464                 (744)

      Accrued Liabilities                                   169                 (179)

Net Cash Provided by (used for) Operations            $    (236)           $  (1,850)
                                                      ==========           ==========
Cash flows from Investing Activities:

   Sale (Purchase) of Property and Equipment                (60)                 (81)

Net Cash used in Investing Activities                 $     (60)           $     (81)
                                                      ==========           ==========
Cash Flows from Financing Activities:

   Proceeds from Capital Stock Subscription                  67                2,066

   Proceeds resulting from the DTC acquisition                0                    0

   Net Borrowings (Repayments) under Bank Lines             148                  (44)

   Borrowing (repayments of other debt), net                  0                  (30)

   Other Equity Transactions, net                             6                   38

Net Cash provided by (used for) Financing             $     221            $   2,030
                                                      ==========           ==========
Net increase (decr.) in Cash
and Cash Equivalents                                        (75)                  99
Cash and Cash Equivalents Beginning of Period               130                  104
Cash and Cash Equivalents at end of period            $      55            $     203
                                                      ==========           ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


                             PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (unaudited)


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

2.     EARNINGS (LOSS) PER SHARE

Net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for each accounting period. Common equivalent shares, principally stock options, are included in the per share calculation when the effect of their inclusion would be dilutive. For the period ended September 30, 1997 and 1998 the dilutive value of The Company's Series A Convertible Preferred Stock was included in the loss per share calculation. The value of the Preferred Stock is represented in the equity section under Capital Subscription.

3.     INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value (net realizable value), and include material, labor and attributable overhead.

Inventories consist of the following:


                                       September 30, 1998   December 31, 1997
                                           (unaudited)          (audited)
                                           -----------          ---------
Raw Materials and Purchased Parts             $   130             $   148
Work-in-process                                   111                 190
Finished Goods                                    727                 582
                                              -------             -------
                                              $   968             $   920
                                              =======             =======

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

Property and equipment consisted of the following (in thousands):

                                    September 30, 1998      December 31, 1997
                                       (unaudited)              (audited)
                                    ------------------      -----------------
Machinery and Equipment                  $   2,594             $   2,534
Furniture and Fixtures                         277                   277
Leasehold Improvements                          94                    94
                                          --------              --------
                                         $   2,965             $   2,905

Less Accumulated depreciation
and amortization                         $   2,664             $   2,653
                                          --------              --------
                                         $     301             $     252
                                          ========              ========

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

Net revenues for the current quarter total $562 thousand, a decrease of approximately 61% from the $1.455 million reported during the third quarter of 1997. Net revenues for the first nine months of this fiscal year total $3.104 million, down from $3.925 million over the first nine months of the 1997 fiscal year, a decrease of 21% percent. The decrease in revenues for the nine-month period can all be attributed in part to the decline in third quarter revenues. The third quarter revenue decline can be attributed to a general decline in sales throughout the PC industry and SCSI market in general, and to the loss of orders from a major retail chain customer.

The gross margin in the third quarter of fiscal 1998 was a negative 25%. This decrease is due to the Company having fewer retail alternatives (higher margin) for distributing its products, and therefore selling the bulk of its products through lower margin OEM sales and the Company's fixed manufacturing expenses being spread over less revenues. In addition, the Company took a $300 thousand charge to inventory reserves due to various factors. Without this charge against inventory, the gross margin would be approximately 28%. This adjusted margin is still a decrease from the 47% reported in the third quarter of 1997. The gross margins in the first nine months period of 1998 decreased $490 thousand from 36% to 29% from 1997 due to the third quarter decline.

Product development expenses were $87 thousand or 15.5% of net revenues during the current quarter compared to $108 thousand or 7.4% of net revenues during the third quarter of 1997 while they were $283 thousand or 9% of net revenues during the first nine months of 1998 compared to $341 thousand or 8% during the first nine months of 1997. The Company remains firmly committed to new product development but strives to do so with efficiency and awareness of the Company's ongoing cost control program and lower revenues.

Selling, general and administrative expenses were $554 thousand, or approximately 99% of net sales, during the third quarter of 1998 compared to $626 thousand reported in the third quarter of 1997, or approximately 43% of net sales. The decrease in the selling, general and administrative expenses is due to lower sales commissions as a result of lower revenues and cost-cutting measures, including a cut in employees. The current quarter includes $51 thousand in moving expenses. Selling, general, and administrative costs for the first nine months of 1998 were 2,076 or 67% of revenues versus 1,894 or 48% of revenues for 1997. Nearly the entirety of the change was due to an unexpected advertisement and promotion cost for a rebate program the Company initiated with a major retail chain customer.

Interest expense in the third quarter of 1998 increased almost $100 thousand from the third quarter of 1997 or $192 thousand during the first nine months of 1998 compared to $35 thousand during the first nine months of 1997. Per agreement with Coast Business Credit, interest is approximately $10 thousand per month as it is based on a $1.0 million line of credit. Additionally, for the current quarter there were $50 thousand in accrued interest charges due to Dynatek Electronics Ltd. and interest accrued to James T. Koo, David, S. Lee, and K.C. Yeung for personal loans extended to the Company.

Other expense in the current quarter includes $62 thousand in out-of-period adjustments compared to no such adjustments in the third quarter of 1997. The current quarter comparison is also identical to the nine month comparison. The bulk of the current charges includes $27 thousand in legal fees for an aborted private offering during the beginning of 1997 as well as $20 thousand for a booking error in accounts receivable. Minor adjustments includes $8 thousand to the California Employment Development Department and $5 thousand in fees to maintain the Company's 401(k) plan.

Overall, the third quarter and nine-month loss can be attributed to a large decrease in revenue in the third quarter coupled with lower margins, inventory provisions, moving costs and high interest expense.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


YEAR 2000

Many computer systems experience problems handling dates in and beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. To our best knowledge, the Company does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. Additionally, it is our belief that the Company's hardware and software are also Year 2000 compliant. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of any changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

It is unknown how customer spending patterns may be impacted by year 2000 programs. As customers focus on preparing their business for the year 2000 in the near term, capital budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. This could adversely affect the Company's future revenues, though the impact is not known at this time.

The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of key distributors, suppliers, customers, vendors and financial services organizations. The Company's reliance on suppliers and distributors means that their failure to address year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources.  At the Company's current level of revenues,
-------------------------------
margins, and expenses, it has a substantial cash drain from operations. For the first nine months of 1998, this cash outflow was almost $1.7 million, which is $1.0 million more than in 1997 comparable period. To help partially fund its operations, the company obtained a revolving accounts receivable line of credit from Coast Business Credit ("Coast") in April, 1998. The Company is able to borrow 70% of certain receivables. All customer remittances are routed to Coast and the Company is subject to daily reporting. Additionally, certain debts of the Company have been subordinated to Coast. The Company defaulted on its minimum Tangible Net Worth requirement under the line of credit during the third quarter of 1998. Coast has formally waived this breach of the line of credit through December 31, 1998.

The Company's accounts payable has increased from $1,426,000 as of the year ended December 31, 1997, to $2,160,000 as of the end of the current fiscal quarter. The majority of these accounts payable are over 90 days old and a substantial number are over 180 days. The Company has been and continues to be threatened with litigation by some of its trade creditors.

Based on the Company's existing cost structure, and the Company's current and anticipated revenue streams, the Company cannot estimate that it will break even on cash flow in the current or next fiscal year. The Company does not expect to achieve profitability until the Adaptec compatible PCI SCSI controller cards and PCI I/O products are in production and have obtained a substantial market share. The Company cannot make any assurances that this level of sales will be achieved, or that the products will be marketable.

The Company has a negative working capital of $2.3 million and its current
liabilities exceed its current assets by $2.6 million.   The Company needs to
raise financing in the near term or be faced with selling itself or bankruptcy. The Company's best prospect for raising cash in the next six months is the prior-described merger with Broadsino. No assurances can be given that this merger will occur.

PART II     OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

There were no legal proceedings during the quarter ended September 30, 1998 and there were none pending.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB


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

Not Applicable

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not any matters requiring a vote of security holders brought forward during the third quarter.

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


                          PHOTONICS CORPORATION DBA DTC DATA TECHNOLOGY



DATE:   November 13, 1998     BY:       /s/          James T. Koo
-------------------------     -----------------------------------------------
                              James T. Koo
                              President & Chief Executive Officer