Form 10-K
period 1998-12-31
PHOTONICS CORP
filed 1999-06-08
CIK 912844

FORM 10-KSB
            	SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON, D.C.  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  For the Fiscal Year Ended December 31, 1998

[  ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____. Commission file number   ____

                         PHOTONICS CORPORATION
                       D/B/A DTC Data Technology
(Exact name of Small Business Issuer as specified in its charter)

      California             		                    77-0102343
 (State or other jurisdiction of	     	(I.R.S. Employer Identification No.)
  incorporation or organization)

     606 Charcot Avenue                             (408)546-5600
     San Jose, California 95131
(Address of Principal Executive Offices)  	(Issuer's telephone number)

Check whether the issuer:   (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   			No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of May 1, 1999 was 4,378,529 shares.

                       PHOTONICS CORPORATION
                         	INDEX
                                                         Page Number
PART I -
Item 1.
  Business                                                   3
   General                                                   3
   Products and the Market                                   3
   Competition                                               4
   Intellectual Property                                     5
   Manufacturing and Suppliers                               5
   Patents and Licenses                                      5
   Significant Customer                                      5
   Backlog                                                   5
   Employees                                                 6
Item 2.
  Properties                                                 6
Item 3.
  Legal Proceedings                                          6
Item 4.
  Submission of Matters to a Vote of Security Holders        6

PART II
Item 5.
  Market Price for Registrant's Common Equity and
  Related Stockholder Matters.                               7
Item 6  Selected Financial Data.                             7
Item 7  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                        8
Item 7a  Qualitative and Quantitative Disclosures
  About Market Risks                                        11
Item 8 - Financial Statements                                11
Item 9 - Changes in and Disagreements with Accountants
  on Accounting and Financial Disclosure.                    11

PART III
Item 10.  Directors and Executive Officers                   11
Item 11   Executive Compensation                             13
Item 12   Security Ownership of Management                   14
Item 13    Related Transactions, Changes in Securities       15

PART IV
Item 14   Exhibits, and Reports on Form 8-K.                 16

SCHEDULE II                                                  16
SCHEDULE III                                                 17
Signature                                                    17

Financial Statements                                        F-1 - F-19
Exhibit 23.1                                                38
Exhibit 27.1                                                39

PART I

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

Item 1.  Business

General

Photonics dba Data Technology resulted from the merger of Photonics Corporation and DTC Data Technology Corporation in 1996. Shortly after the merger, the Company decided to focus on the IDE, SCSI, I/O and BIOS upgrade business of DTC and ceased activities in the infrared Wireless LAN business of Photonics.

DTC stockholders own a majority of the shares of the combined entity, and the management and control of the merged Company comes from DTC. The transaction was accounted for as though DTC was the acquirer. The historical results of operations of Photonics Corporation dba DTC Data Technology, as reported herein, are those of DTC Data Technology.

AS DTC has the name recognition and established sales channels, in June of 1996 the Company filed a fictitious name statement with the State of California and conducts its business as DTC Data Technology. The legal entity is Photonics Corporation dba DTC Data Technology. For brevity sake the Company is herein after referred to as DTC or the Company.

Products and the Market
The Company has exited the Infrared Wireless LAN market. The Company then granted an exclusive (except existing agreements for Apple related products) license to Moldat Wireless Technologies Ltd. ("Moldat") of Lod, Israel, during 1997. This license has been revoked during 1998 for non-payment of royalties.

The Company markets Input and Output ("I/O"), Integrated Device Electronics ("IDE"), BIOS upgrade, and Small Computer Systems Interface ("SCSI") add on card products and host adapters for IBM compatible personal computers ("PC"). DTC's products connect between a PC's central processing unit and storage devices such as floppy and hard disks, CD-ROMs, and other peripheral devices such as printers, scanners, and digital cameras.

One time, DTC had dominated the IDE and Enhanced IDE ("EIDE") add-on card market. Today, most new PCs have the IDE function built-in on the mother board. Sales have changed from mainly OEM to VARs and system integrators through distribution and retailers for the upgrade after market.

The PC market has seen a dramatic growth of peripheral devices, such as the removable storage devices, scanners, and digital cameras, there exists a need for additional I/O ports, or higher speed I/O ports for the upgrade market for existing PCs. DTC markets a variety of high performance parallel, and serial port devices to satisfy this need through the same distribution and retail channels.

The BIOS upgrade allows older machines to access large disks and be Y2K compliant. The rapid increase in the size of Hard Disks opened up a BIOS upgrade market. About 10% of new machines and up to 90%+ machines two or more years old are not Y2K compliant due to non-compliant BIOS . The Company plans to introduce a family BIOS upgrade products to address the Y2K issue in 1999.

The SCSI controller, due to its high performance, and high connectivity is the controller of choice for high-end personal computers, engineering work stations, Internet and enterprise file servers. The market has been growing 30 to 40% per year for the past 4-5 years to over $1 billion. During 1998, the low end SCSI market saw the collapse of the scanner market, the high end experienced the demise of the desk top market due to the low cost PCs. However, the growth is expected to resume as the SCSI markets for Internet and Intranet servers continue to grow.

The SCSI controller market is dominated by Adaptec with over 70% of the market. It pursues a premium pricing strategy with gross margin consistently around 60%. AS compatibility is a key issue for SCSI add on cards, the Company intents to re-enter the SCSI market with a family of Adaptec compatible PCI-SCSI products. When introduced, the Company will be the first to offer an Adaptec compatible SCSI cards. However, due to financial limitations, this project has been put on hold in Q4 1998.

The Competition
Many vendors have dropped out of IDE and I/O market. DTC plans to remain in that market place as long as demand remains viable. Promise and SIIG remain in the upgrade and I/O add-on markets and compete with the Company's I/O and IDE family of products. DTC has broad sales channels, strong name recognition along with access to low cost-manufacturing when compared with either of these competitors. In the BIOS upgrade market, main competitors are Unicore and AMI. Both of them have high operating cost and sell through direct channels.

In the SCSI market, Adaptec is the main competitor. The Company's low end Adaptec compatible products sales declined as the low end SCSI market declined. DTC currently also markets a family of non-Adaptec compatible PCI-SCSI (high end). The Company plans to improve the competitiveness of the high end PCI-SCSI family during 1999.

The markets with which DTC operates are characterized by intense competition, rapid technological and product changes, changing market requirements, dependence upon highly skilled personnel, and significant expenditures for product and marketing development. DTC has a number of present and potential competitors, many of whom have substantially greater financial, marketing and other resources than DTC. If DTC's competitors introduce new products which offer improved performance and/or lower prices, DTC's revenue and income could
                                -4-
be adversely affected.

DTC believes that the principal competitive factors in the storage controller market are compatibility, brand recognition, performance, sales support and competitive pricing. DTC believes it meets these important criteria.

Intellectual Property

Software and proprietary ASIC designs are important ingredients for success in the controller market. DTC has a large library of copyrighted IDE and SCSI software drivers and utilities for various operating systems including DOS, OS/2, UNIX, Novell, Windows 3.1 and Windows 95. DTC, having designed several SCSI and IDE ASICs, acquired the design right to the ASIC used in its low end DTC50c18 ISA-SCSI, and was in the process of designing a PCI-SCSI ASIC.

The Company has studied the intellectual property issues and performed patent searches related to the IDE, I/O and SCSI products which it is marketing, and intends to market, and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of any of its current or planned IDE, I/O, or SCSI products.

Manufacturers
Substantially all of DTC's products are manufactured by companies located in the Far East. At the present time over 90% of the Company's products requirements are produced in China by Broadsino Computer Development, Ltd. Of Hong Kong.

In order to achieve early market introductions, the Company uses either ASICs developed or co-developed by DTC, ASIC design subcontractors, and ASIC vendors, or standard ICs marketed by semiconductor vendors.

Patents and Licenses

The Company holds various patents and intends to apply for additional patents when it believes it is advantageous to do so. DTC believes, however, that much of its important technology resides in its proprietary hardware, software and trade secrets.

Certain technologies have in the past been licensed to DTC from third parties. Those licenses are generally perpetual, worldwide and, DTC believes, on commercially reasonable terms.

Significant Customer

During the fiscal year ended December 31, 1998 Ingram-Micro accounted for 21% of net sales, Smart and Friendly accounted for 11% of net sales and Comp
USA, a retailer, accounting for 14% of net sales.(See Notes to Financial Statements, note 9). However, since April of 1998,
Comp USA has stopped ordering from the company due to a financial dispute.
Backlog

DTC does not believe that backlog is a meaningful indicator of future sales. It is common industry practice for purchasers of DTC's products to issue purchase orders on a month to month basis rather than contract for delivery of products over an extended period of time. DTC's sales are primarily made pursuant to purchase orders and contracts which are consistent with common industry practice, and may be canceled or modified by customers to provide for delivery at a later date with little or no penalties.

Employees

As of December 31, 1998 DTC employed 20 individuals, 19 who were on a full-time basis and 1 who were considered part time or temporary employees. Nineteen of these employees were located in the United States. None of DTC's employees are represented by a labor union and DTC considers its employee relations to be good.

Item 2 - The Company's principal executive and administrative office has moved from Milpitas, Ca. to a 14,000 square foot facility in San Jose, California in July 1998 which the Company believes are adequate for the Company's current plans. The current monthly rental, including common area maintenance, is approximately $15,000. This lease runs through the year 2003.

Item 3 - Legal Proceedings

During Sept. 1998, Dynasales, a former sales representative of the Company filed claim against the Company for past commissions. The Company agreed to pay a total amount equal to approximately $14 thousand dollars. Dynasales agreed to suspend its legal proceedings.

At the end of Dec. 31, 1998, there is no further legal action pending, However, due to the financial status of the Company not being able to meet the back payment to vendors, several of them threatened to file suit against the Company.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

An annual Shareholder's meeting was held on May 22, 1998 at the Corporate Office located at 1515 Centre Pointe Dr., Milpitas, California 95035.

No matters were submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise
There are no matters pending which will require the vote of the security holders.

PART II

Item 5 - Market Price for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol: PHOX for the original Photonics Corporation and under the symbol DTEC for the pre-merger DTC Data Technology Corporation.
Such prices necessarily reflect inter dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions.

PHOTONICS                   High    Low    DTEC                  High     Low

After 3/6/96 Merger                       Fiscal YE 2/29/96
Second Quarter(6/30/96)     1.25    .25   First Qtr (5/30.95)    .50      .19
Third Quarter(9/3096)       1.00    .25   Second Qtr (8/31/95)   .38      .13
Fourth Quarter(12/31/96)    0.875   .375  Third Qtr (11/30/95)   .19      .16
                                        	Fourth Qtr.(2/29/96)  .218     .062


Fiscal YE 12/31/97                        Fiscal YE 12/31/97
First Quarter               0.875   .375                         .0625    .05
Second Quarter               .4375  .25                          .12      .05
Third Quarter                .4375  .125                         .09     .027
Fourth Quarter               .375   .0625                        .0547    .02

Fiscal YE 12/31/98	          Fiscal YE 12/31/98
First Quarter                .75    .25                          .05      .03
Second Quarter               .75    .50                          .12      .04
Third Quarter               1.125   .50                          .125     .04
Fourth Quarter               .625   .25                          .05      .03


Neither Photonics Corporation nor DTC Data Technology has historically paid cash dividends on its common stock. As of December 31, 1998, the Company had preferred dividends in arrears greater than 12 months due of $211,000. These dividends in arrears will be settled via the issuance of common stock. The Company currently intends to retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Selected Financial Data.

The following table sets forth certain selected financial data with respect to the Company and is qualified in its entirety by reference to the financial statements filed herewith:

                             BALANCE SHEET DATA

[MULTIPLIER] 1,000
                         12/31/98      12/31/97      12/31/96     2/29/96
-------------------------------------------------------------------------------
Total Assets                 852         2,807          2,113        2,443
Total Liabilities          4,018         3,495          4,437        7,078
Long Term Debt                 0           477              0            0
Stockholders Equity       (3,291)         (813)        (2,449)      (4,770)

STATEMENT OF OPERATIONS
For the period           01/01/98       01/01/97      03/01/96     03/31/95
                         12/31/98      -12/31/97     -12/31/96    -02/29/96
Sales                      3,484	    5,662          5,184       11,310
Loss from Operations      (2,608) 	    ( 759)        (1,932)      (2,986)
Net Income (Loss)         (2,706) 	     (459)           876       (2,581)
Basic and diluted
income(loss) per share      (.62)	    ( .11)           .19         (.89)

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements made concerning expected company performance and product commercialization are forward-looking statements and as such are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The Company's 1997 10-KSB contains detailed risk factors that may contribute to the actual results for 1998 and beyond which could materially differ from forward-looking statements made by the Company.

The Company's revenues in fiscal 1998 decreased to $3.484 million or 38% under 1997 revenues of $5.622 million. The Company suffered a major setback in the second quarter due to an unexpectedly large promotional expense associated with a rebate program of a major retailer. Afterwards, the Company no longer has adequate cash to purchase needed inventory for sales or meet the cash needs to pay all the vendors. The sales of the Company declined quarter by quarter as the result.

The gross margin was 15% for 1998, a decrease from 38% of 1997. This decrease is due to the Company having a smaller percentage of sales to the retail channel (higher margin), and smaller sales being spread over the Company's fixed manufacturing expenses, and the Company failed to introduce new products.

Product development expenses were $376 thousand or 11% of the total sales during the current year compared with $438 thousand or 8% of fiscal year of 1997. Because of the financial difficulties, the SCSI R&D program was put on hold for lack of funds. The R&D efforts for additional I/O devices and Y2K BIOS upgrades were continuing and should result in new products introduction in 1999. The Company remains firmly committed to new product development and believes this is essential for revitalizing the Company.

Selling, general and administrative expenses were $2.461 million, or 71% of the net sales for the year 1998 compared to $2.456 million reported in 1997.
                                   -8-

The slight decrease is due to the fact that the Company moved to a smaller building in July of 1998, reduced the administrative and marketing and sales staff, and an across board 10% reduction of salaries of senior management, but offset by the higher than expected promotional cost with the rebate program.

Interest expenses in 1997 were $389 compared with $98 thousand of 1997. Per agreement with Coast Business Credit ("Coast"), interest is approximately $10 thousand per month as it is based on a minimum $1 million line of credit. At the end of year, Coast has informed the Company that the Company is no longer in compliance with the basic covenants with the loan agreement, but will give the Company an extension for resolving this violation.

The management realized the need for an equity infusion or a merger acquisition partner to reverse the financial status of the Company. In the third quarter, the Company received a letter of intent to merge with Broadsino Company Development Ltd., of Hong Kong, the Company's major supplier. Broadsino had sales approximately $45 million dollar sales in 1998 and $1.5 million dollars of after tax profit and with a net asset of $6 million dollars.

During the fourth quarter, the Board of Directors of both companies approved the merger. The Company will issue approximately 6 million shares of Preferred A in exchange for all the shares of Broadsino shares. However, the major bank of Broadsino objected the merger, and the merger is delayed. At the time of writing, both companies are still seeking ways to merge.
The Company's net loss (before foreign taxes) for fiscal 1998 was $2,706 thousand compared to $459 thousand of 1997. There was no gain or loss on disposal of assets or divestiture of business units for the fiscal year ending December 31, 1998.

Year 2000
Many computer systems experience problems handling dates in and beyond the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. To the Company's best knowledge, the Company does not anticipate any internal Year 2000 issues from its own information system, databases or programs. Additionally, it is our belief that the Company's hardware and software are also Year 2000 compliant. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of any changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition. It is unknown how customers' spending patterns may be impacted by year 2000 programs. As customers focus on preparing their business for the year 2000 in the near term, capital budgets may be spent on efforts of remedy, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. This could adversely affect the Company's future revenues, thought the impact is not known at this time.

The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of key distributors, suppliers, customers, vendors and financial services organizations. The Company's reliance on suppliers and distributors means that their failure to address year 2000 issues could have a material impact on the Company's operations and financial results. As the Company identifies the non-compliant vendors and service providers, it will then determine appropriate contingency plans. During the second quarter of 1999, the Company intends to develop contingency plans to address potential Year 2000 induced failures. Because the Company has no control over third party assessment and remediation efforts, the Company expects to focus most of its contingency planning on externally caused disruptions. In addition, the Company will develop its plans on its belief that the consequences of Year 2000 induced failures will be local in nature. However, the potential impact and related costs are not known at this time.

Liquidity and Capital Resources
Liquidity and capital resources of the Company significantly worsened during 1998. At the Company's 1998 level of revenue, margin, and expenses, it incurred a substantial cash drain from the operations. For the year, the cash outflow from operating activities was $364 thousand, which is $748 thousand less than that of 1997. To help partially fund its operation, the Company obtained a revolving accounts receivable line of credit from Coast in April, 1998. The Company is able to borrow up to 70% of certain receivables. All customer remittances are routed to Coast and the Company is subject to daily reporting. Coast has filed a UCC claim on all Company's accounts receivables and assets. Additionally, certain debts of the Company have been subordinated to Coast. The Company defaulted on its minimum Tangible Net Worth requirement under the line of credit during the third quarter of 1998. Coast has formally waived this breach through Mar. 31, 1999. There can be no assurance the Company will be successful in obtaining an alternative source of financing to replace Coast. The Company's source of working capital during the year has been, in addition to the credit line from Coast, its accounts payable and the sale of 100,000 shares of Series A Convertible Preferred Stock at $1.00 per share.

The Company's accounts payable has increased from $1,426,000 as of the year ended Dec. 31, 1997 to $1,450,000 as of Dec. 31, 1998. Accounts payable to Action Well (a subsidiary of Broadsino) is included in Due to related parties in both years. The majority of these accounts payable are over 90 days old and a substantial number of them are over 180 days. The Company has been and continues to be threatened with litigation by some of its trade creditors.

The Company plans a major reduction in work force if the sales do not recover, and plans to retain a financial advisor and an investment banking firm to help the Company to raise the needed capital in the form of a bridge loan for completing the merger. The Company further plans to ask vendors for forbearance for the past due payments until the Company has raised the needed equity. With reduced expenses, and introduction of new I/O and Y2K products, the Company hopes it can achieve breakeven financially if the market condition is favorable. However, the Company cannot assure it can find an investment banker willing to raise the capital for the Company, the vendors will agree to forbear with the Company, new products will be successful in the market place, or the sales of the new products can make the Company achieve breakeven financially.

The Company has a shareholders' deficiency of $3.29 million and its current liabilities exceed its current assets by $3.20 million. The Company needs to raise capital in the near term or be faced with selling itself or bankruptcy. The Company's best prospect for raising cash in the next few months is the prior described bridge loan and merger with Broadsino. No assurance can be given either one will occur.

The Company's independent certified public accountants modified their opinion to include an explanatory paragraph relative to a going concern uncertainty.

At December 31, 1998 there were 2,328,136 share of Series A Convertible Preferred Stock issued. The Company's Series A Convertible Preferred Stock ("Preferred Stock") carries a 10% cumulative dividend, payable twelve months in arrears in the form of Common Stock. The Preferred Stock is convertible at any time at the option of the holder into an equal number of shares of the Company's Common Stock and will also have a liquidation preference and voting rights. At the option of the Company, the Preferred Stock will be subject to mandatory conversion into an equal number of shares of the Company's Common Stock provided that the closing bid price for the Company's Common Stock equals or exceeds $2.50 per share (as adjusted for any subsequent stock dividends, splits, or combinations of the like) for twenty consecutive trading days and the Company has a currently effective registration statement on file with the Securities and Exchange Commission covering the underlying Common Stock to be issued upon conversion. At the time of its sale, the Preferred Stock, and Common Stock issuable upon conversion thereof, is not and will not be, registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. This offering has targeted only sophisticated investors who meet the definition of accredited investors as set for in Rule 501 of Regulation D under the Act.

Except the UCC filing by Coast described above, there are no other letters of credit, financing arrangements, indentures or other such credit agreements with restrictive covenants that will effect the Company.

Other Matters
Inflation did not have a significant impact upon the results of operations of the Company during the two fiscal years ended December 31, 1997 and December 31, 1998. The Asian financial crisis impacted the Company negatively as the vendor credits from Asia, where the Company obtains most of its products for sale, are more difficult to obtain.

Item 7a.  Qualitative and Quantitative Disclosures about Market Risks
See Item 7 regarding Combined Liquidity and Capital Resources -- see pages
10-11.

Item 8 - Financial Statements
The independent auditors' reports, financial statements and financial statement schedules listed in the accompanying index are filed as part of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.
PART III
Item 10 - Directors and Executive Officers
The following table sets forth certain information with respect to the executive officers and directors of the Company.

Name                          Age         Position with the Company
David S. Lee                	61      	Chairman of the Board and Director
James T. Koo                  57   	      President, CEO and Director
Wen-Wai Huang              	39  	      Acting Chief Financial Officer
Ki Ching Yeung                37    	Vice President and Director
Robert Dilworth               56     	Director
John Miao                     46    	Director

During the year ending December 31, 1998 JoAn Hughes retired from the Company as Chief Financial Officer. Wen-Wai Huang has been appointed as the acting Chief Financial Officer. In March 1999, John Miao resigned from the Board of Directors. No replacement is planned at this time. The plan is to amend the bylaws of the Company to reduce the minimum number of Board of Director from five to four.

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

Mr. Koo has served as the President and member of the Board of DTC since 1994. From 1992 to 1994 he was a Vice President of Qume Corporation and General Manager of DTC Data Technology Corporation, then a wholly owned subsidiary of Qume Corporation. Prior to joining DTC, Mr. Koo was with Mosel Vitelic, a developer and manufacturer of memory integrated circuits, from 1984 until April 1992. There he held several positions including Senior Vice President of Engineering, Operations, Marketing and Sales of Tai wan Operations, and Vice President for the Static Random Access Memory ("SRAM") group.

Ms. Huang was appointed as Acting Chief Financial Officer in Dec. 1998. Prior joining the Company, Ms. Huang was Senior Accounting manager of Akon, Inc.
and Cardexpert Technology Inc. in 1998, and 1997 respectively.  For years
1990 to 1997, Ms. Huang was CFO, and Controller of Focus Information Systems,
Inc.

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

Mr. Dilworth has served as a director of DTC since 1987. He is with VLSI technology. Prior to that he was the President and Chief Executive Officer of Metricom, Inc., a manufacturer of RF pocket radio communications networks and electronic meters. Prior to joining Metricom, from 1985 to 1987 Mr. Dilworth served as President of Zenith Data Systems, a microcomputer supplier and a wholly owned subsidiary of Zenith Electronics Corporation. Mr. Dilworth is also a director of VLSI Technology, Inc.

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

The Company understands that the staff of the SEC is of the opinion that statutory, charter, and contractual provisions as those described above have no effect on claims arising under the federal securities laws. The Company is not aware of any material threatened or ongoing litigation or proceeding which may result in a claim for such indemnification.

Item 11 - Executive Compensation
Executive officers having cash compensation in excess of $100,000 paid or accrued for services rendered during the years ending December 31,1998 and December 31, 1997 are as follows:

                                 Compensation        Long Term Compensation
Name and            Year      Salary       Bonus      Stock Option  All Other
Principal Position   Ending     $ (3)       $             Award        $
(2)
                                                         Shares (1)
James T. Koo,Pres.  12/31/98   124,744                    5,000         2,000
CEO & Director      12/31/97   141,015               	   30,000        2,000
                    12/31/96    93,472                    62,212         2,000

1. In fiscal 1998 an option to purchase 5,000 shares of Photonics was awarded to Mr. Koo and to each of the Directors who had served on the Board for a full year. These options were granted in appreciation of the time and effort afforded to the Company by the Directors who serve without remuneration.

2. Mr. Koo was a participant in the DTC 401(k) shared savings plan. The Company, as provided for in the 'employer match' provision of the plan, contributed $2,000.

3. The salary compensation reflected a temporary 10% salary reduction instituted during the year. Starting Nov. 8, 1998, Mr. Koo has been working without pay due to financial difficulties of the Company.

Aggregated Option Exercises in Last Fiscal Year
And FY-End Option Values

                                        Securities          Value of
                                        Underlying          Unexercised in the
                                      Unexercised Options   Money Options
                             Value      At FY End #         at FY end $
                             Realized   Exercisable/        Exercisable/
Name                 #       $          Unexercisable       Unexercisable
-----------------------------------------------------------------------------
James T. Koo         0                  43,210/36,660       $5,000/$3,000
-----------------------------------------------------------------------------
No options were exercised by any of the Company's executive officers.

Board of Director's Report on Repricing of Options/SARs
There was no repricing of options/SARs during the year ended Dec. 31, 1998.

Item 12 - Security Ownership of Management

The following table sets forth the shares of the Company's Common Stock beneficially owned at December 31, 1998, by (I) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) by each of the directors, (iii) by each of the executive officers listed in the Summary Compensation Table for 1997, and (iv) by all directors and officers as a group. The options, warrants and common and preferred stock represented in this table reflect the 1 for 5 reverse split of Photonics stock with became effective February 9, 1996 prior to the finalization of the merger.

The acquisition of DTC was consummated on March 5, 1996. The agreement as ratified by DTC Data Technology Corporation's Shareholders at their meeting held on February 6, 1996, specifies "The Board of Directors of DTC would file
                                  -14-

a Certificate of Dissolution in the state of Delaware after consummation of the Acquisition. Thereafter, DTC shall continue for a term of three years or longer...". After the dissolution is complete, the conversion of DTC stock to Photonics stock will be affected at a conversion rate, which is at a multiplier of 0.147853. All calculations of beneficial ownership, exercise and conversion of all outstanding options, warrants and other right to purchase shares of common or preferred stock uses this multiplier as though the dissolution had in fact occurred.

                       Shares
                       Beneficially           Note #             Percent
Beneficial Owner       Owned                 (1)                  Owned

David S. Lee           1,168,483                                  16.9%
Chairman of the Board
   c/o Photonics/DTC Data Technology
   606 Charcot Ave.
   San Jose, CA 95131

Broadsino Computer        916,412            (6)                   13.2%
Development, Ltd.
  K.C. Yeung
  Room 1101, 1103 and 1104 Star Center
  443-451 Castle Peak Road
  Kwai Chung NT, Hong Kong

Domex Technology           779,612             (5)                  11.3%
Corporation
  No. 2, Technology Rd. 1,
  Science-Based Industrial Park
  Hsinchu, Taiwan, ROC

James T. Koo                616,734             (8)                  8.9%
President
  c/o Photonics/DTC Data Technology
  606 Charcot Ave.
  San Jose, CA 95131

Robert P. Dilworth           50,373                                    *
Director

John Miao, Director         155,000             (9)                   2.2%

All Officers and          2,917,002            (5 persons)           52.5%
Directors as a group
* Denotes less than 1%

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

2.  Percentage calculations are based upon December 31, 1998 figures of 4,336,186 shares of Common Stock, 2,328,136 shares of Preferred stock and 243,709 options to purchase stock, pursuant to the Company's 1997 Stock Option Plan, held by the beneficial owners.

Item 13.  Related Transactions, Changes in Securities.
A member of the Board of Directors and President of Broadsino (See Item 11, note 6) is also President of the Company's prime subcontractor for the production of the Company's storage controllers, which meets approximately 90% of the Company's product requirements.

The Company entered into an agreement with CMC Industries ("CMCI"), a company owned by DTC's largest shareholder and Chairman of the Board, wherein CMCI assumed and paid specific vendor invoices of the related party who is the Company's prime sub-contractor. This note bore interest at 12% per annum, balance due upon demand. At December 31, 1996 the Company owed a total in principle and interest of $431,894. In conjunction with the private placement of the Company's Series A Convertible Preferred Stock, this debt was converted to said stock at $1.00 per share.

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The index to the audited financial statements and financial statement schedules is included on page F-1 of this report. The financial statements are included herein at pages F-3 through F-18. The following financial statement schedules are included herein at page 16.

Schedule II - Valuation and Qualifying Accounts

(b) Reports on Form 8-K.
None.

(c) Exhibits.
   Exhibit 23.1   Consent of Independent Auditors
   Exhibit 27.1   Financial Data Schedule

Schedule II - Valuation and Qualifying Accounts
                    Balance   Charged to  Charged                   Balance
                At Beginning  Costs and   to Other                  at End
Description      of Period    Expenses    Accounts  Deductions      of Period
-----------------------------------------------------------------------------
December 31, 1997
Allowances for:
Doubtful Accounts  $ 420,000        0       26,000    219,000       $227,000
Inventory Reserve $1,186,000        0      100,000    421,000       $865,000

December 31, 1998
Allowances for:
Doubtful Accounts  $ 227,000        0            0     88,000        $139,000
Inventory Reserve  $ 865,000  125,000            0    192,000        $798,000
-----------------------------------------------------------------------------
See accompanying notes to financial statements




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION
By:/s/                                                                            Wen-Wai Huang
Chief Financial Officer
Date:   May 17, 1999

























                                -17-

















                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    AND CONSOLIDATED FINANCIAL STATEMENT
                               SCHEDULES



Consolidated Financial Statements                                 Page
 ------------------------------                                  ----
Report of Independent Certified Public Accountants             F-2

Report of Independent Certified Public Accountants
(Relating to 1997 Financial Statement Numbers)                 F-2A

Consolidated Financial Statements

     Balance Sheets                                             F-3, F-4

    Statements of Operations                                    F-5

    Statements of Shareholders' Deficiency                      F-6

    Statements of Cash Flows                                    F-7

Notes to Financial Statements                                   F-8 - F-19





























                  Report of Independent Certified Public Accountants
The Board of Directors and Shareholders of
Photonics Corporation (dba DTC Data Technology)

We have audited the accompanying consolidated balance sheets of Photonics
Corporation (dba DTC Data Technology) and subsidiaries as of December 31,
1998 and the related statements of operations, shareholders deficiency and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.
The consolidated financial statements of Photonics Corporation and subsidiaries as of December 31, 1997 and for the year then ended, were audited by Meredith, Cardozo, Lanz & Chiu LLP, whose practice has been combined with our Firm and whose report dated February 6, 1998 included an explanatory paragraph that described conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. . An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photonics Corporation (dba DTC Data Technology) and subsidiaries as of
December 31, 1998, and the results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.
Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Photonics Corporation (dba DTC Data Technology) will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and as of December 31,1998 has a net capital deficiency and negative working capital.
Additionally, as of December 31, 1998, the Company was in default on its operating line of credit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

San Jose, California, April 21, 1999  F-2

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

/s/ Meredith, Cardozo, Lanz & Chiu LLP

San Jose, California
February 6, 1998
                                   -F-2A-

                             PHOTONICS CORPORATION

                           (DBA DTC DATA TECHNOLOGY)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997




December 31,                                                1998         1997
                                                          ---------    -------
ASSETS (Note 5)
Current assets:
  Cash and cash equivalents                          $    42,000        5,000
  Available-for-sale securities (Note 2)                      --      171,000
  Due from related parties (Note 10 & 16)                 52,000      159,000
  Accounts receivable, net of allowance for doubtful
    accounts of $139,000 and $227,000,
    respectively (Note 14)                                313,000     939,000
  Other receivables                                            --     289,000
  Inventories (Note  3)                                   350,000     920,000
  Prepaid expenses and other current assets                59,000      58,000
                                                       ---------    ---------
     Total current assets                                 816,000   2,541,000

Property and equipment, net (Note 4)                       21,000      35,000
Other assets                                               15,000     231,000
                                                       ---------    ---------
                                                      $   852,000   2,807,000
                                                        =========   =========



                                  F-3

                             PHOTONICS CORPORATION
                           (DBA DTC DATA TECHNOLOGY)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

December 31,                                                1998         1997
                                                        ---------    --------
LIABILITIES AND SHAREHOLDERS DEFICIENCY
Current liabilities:
  Line of credit (Note 5)                             $   147,000          --
  Accounts payable                                      1,450,000   1,426,000
  Due to related parties (Notes 10 & 16)                2,049,000   1,105,000
  Accrued expenses (Note 11)                              372,000     441,000
  Other current liabilities                                    --      46,000
                                                      -----------   ---------
     Total current liabilities                          4,018,000   3,018,000

Due to related parties (Notes 10 & 16)                        --      477,000
                                                      -----------    --------
       Total liabilities                                4,018,000   3,495,000
                                                      -----------    --------

Minority interest in subsidiaries                         125,000     125,000

Commitments and contingent liabilities
(Notes 7, 8, 13 and 16)

Shareholders' deficiency (Note 8):

  Preferred stock, $1.00 par and liquidation value,
  3,600,000 shares authorized; 2,328,136 and
  2,106,009 shares issued as of December 31, 1998
  and 1997, respectively, dividends in arrears of
  $211,000 in 1998                                     2,328,000   2,106,000

  Common stock, $.001 par value, 20,000,000 shares
  authorized; 4,378,529 and 4,346,406 issued as of
  December 31, 1998 and 1997, respectively             44,085,000  44,079,000

  Capital subscription                                    11,000       11,000

  Accumulated deficit                                (49,869,000)(47,163,000)

  Accumulated other comprehensive income                154,000      154,000
                                                      -----------  ----------
     Total shareholders' deficiency                   (3,291,000)   (813,000)
                                                      ----------   ----------
                                                      $  852,000    2,807,000
                                                     ===========  ===========

         See accompanying Notes to Consolidated Financial Statements.
                                   F-4

                              PHOTONICS CORPORATION
                           (DBA DTC DATA TECHNOLOGY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                      AND THE YEAR ENDED DECEMBER 31, 1997

Year ended December 31,                                1998             1997
                                                       ----             ----
Net revenues (Note 9)                          $   3,484,000        5,662,000

Cost of revenues (Notes 10 & 16)                   2,952,000        3,487,000
       Gross profit                                  532,000        2,135,000

Operating expenses:
  Product development                                 376,000         438,000
  Selling, general and administrative               2,461,000       2,456,000
  Impairment of long-lived asset                      303,000              --
                                                    ---------      ----------
     Total operating expenses                       3,140,000       2,894,000
                                                    ---------      ----------

       Loss from operations                        (2,608,000)     ( 759,000)

Other income (expense):
 Interest income                                        1,000              --
  Interest expense                                   (389,000)       (98,000)
  Gain on sale of available-for-sale
  securities (Note 2)                                  50,000              --
  Other income (Note 12)                              291,000         552,000
  Other expense                                       (50,000)        (94,000)
                                                     ---------      ----------
Total other income (expense  )                        (97,000)        360,000
                                                    ---------      ----------

       Loss before income taxes                    (2,705,000)      (399,000)

Income taxes (Note 6)                                   1,000          60,000
                                                    ---------      ----------

       Net Loss                                     (2,706,000)      (459,000)
                                                     =========      ==========
Preferred Stock Dividend                              (211,000)             -

Net Loss Attributed to Common Shareholders          (2,917,000)      (459,000)

Basic and diluted loss per common share         $      (0.67)         (0.11)
                                                    =========      ==========
Weighed average common shares outstanding           4,336,186       4,331,859
                                                    =========      ==========

         See accompanying Notes to Consolidated Financial Statements.

                              PHOTONICS CORPORATION
                           (dba DTC DATA TECHNOLOGY)
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                   FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                     THE YEAR ENDED DECEMBER 31, 1997
                            (Dollars in thousands)





        PREF STOCK     COM STOCK
         -----------   ----------     CAP  ACCUM
       SHARES AMOUNT  SHARES AMOUNT   SUB DEFICIT  (A)   (B)      TOTAL
        -----  -----  -----   ----    --- ------   ----  ----   -------
(1)         --  $--   4,323,560 $44,075 $26 $(46,704)$154 $(46,550) $(2,449)
(2)         --   --      22,846       4   -        -    -       --        4
(3)  2,091,020  2,091        --       -   -        -    -       --    2,091
(4)     14,989     15        --       - (15)       -    -       --       --
(5)         --    --        --       -   -      (459)   -      (459)   (459)
-----------------------------------------------------------------------------
(6)  2,106,009  2,106 4,346,406  44,079  11  (47,163)  15   (47,009)   (813)
(7)         --     --    32,123       6   -       --   --        --       6
(8)    222,127    222        --       -   -       --   --        --     222
(9)         --     --        --       -   -   (2,706)  --    (2,706) (2,706)
-----------------------------------------------------------------------------
(10) 2,328,136 $2,328 4,378,529 $44,085 $11 $(49,869)$154  $(46,715) $(3,291)
    =========  ====== =========  ======= ==  ======== ====   =======  =======

KEY TO ABOVE TABLE
(A)  Accumulated Other Comprehensive Income
(B)  Total Comprehensive Loss
(1)  Balances as of 1/1/97
(2)  Issuance of common stock under the stock option plans
(3)  Issuance of Preferred Stock (Note 8)
(4)  Capital subscriptions, net
(5)  Net loss
(6)  Balances as of 12/31/97
(7)  Issuance of common stock under the stock option plans
8)  Issuance of preferred stock (Note 8)
(9)  Net loss
(10) Balances as of 12/31/98

                             PHOTONICS CORPORATION
                           (DBA DTC DATA TECHNOLOGY)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31, 1998
                        AND THE YEAR ENDED DECEMBER 31, 1997
                                   (NOTE 15)

For the Years ended December 31,                   1997         1996
Cash flows from operating activities:
Net (loss) income                            $  (2,706,000)     (459,000)
 Adjustments to reconcile net (loss)
 income to net cash used in operating activities:
  Gain on sale of available-for-sale securities    (50,000)           --
  Loss on impairment of long-lived asset           303,000            --
  Issuance of preferred stock for
  forgiveness of debt                              122,000        59,000
  Depreciation and amortization                     14,000        82,000
  Net recovery of doubtful accounts                (88,000)     (193,000)
Changes in operating assets and liabilities:
  Accounts receivable                            1,003,000      (196,000)
  Inventories                                      570,000        30,000
  Prepaid expenses and other current assets         (1,000)       36,000
  Accounts payable                                  24,000       259,000
  Due to related parties                           514,000      (247,000)
  Accrued liabilities                              (69,000)     (483,000)
                                                  ----------   ----------
Net cash used in operating activities             (364,000)   (1,112,000)
                                                  ----------   ----------
Cash flows from investing activities:
  Proceeds from sale of investment                 221,000        57,000
  Capital Expenditures                             (87,000)     (222,000)
                                                  ----------   ----------
Net cash provided by (used in)
 investing activities                              134,000      (165,000)
                                                  ----------   ----------
Cash flows from financing activities:
 Proceeds from line of credit                    2,167,000            --
 Repayment of line of credit                    (2,020,000)           --
 Proceeds from short-term debt                     230,000       691,000
 Repayments of short-term debt                    (216,000)      (74,000)
 Sale of preferred stock                           100,000       557,000
 Issuance of common stock through
 exercise of options                                 6,000         4,000
                                                  ----------   ----------
Net cash provided by financing activities          267,000     1,178,000
                                                  ----------   ----------
Net (decrease) in cash and cash equivalents         37,000       (99,000)
Cash and cash equivalents, beginning of year         5,000       104,000
                                                ----------   ----------
Cash and cash equivalents, end of year       $      42,000         5,000
                                                  ==========   ==========

         See accompanying Notes to Consolidated Financial Statements.

1.  Summary of Significant Accounting Policies

The Company

Photonics Corporation, dba DTC Data Technology (the Company, Photonics), a California corporation, designs, develops, and markets Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) products for personal computers. In June 1995, Photonics suspended the further development and production of products using its technology, ceased all marketing activities related to those products and terminated substantially all of its employees. In March 1996, Photonics Corporation acquired DTC Data Technology (DTC), a Delaware corporation. Following the merger, the Company formally discontinued the marketing of all networking products previously sold by Photonics, with DTC being the surviving business unit.

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

Basis of Presentation and Going Concern Uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and as of December 31, 1998 has a working capital deficit of approximately $3,202,000 and was in default on its operating line of credit. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Over the past five years, the Company has sold portions of its business considered to be outside the scope of its strategic focus in order to supplement working capital resources and reduce dependence on bank financing, and is currently in the process of negotiating a merger which management believes will ultimately lead to the Company being able to sell additional shares of its stock. Additionally, the Company has made major reductions in workforce and plans to retain a financial advisor and an investment banking firm to help the Company raise capital in he form of a bridge loan for completing the aforementioned merger.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of inter company accounts and transactions.

As of December 31, 1998 and 1997, the minority interest represents the minority stockholders' proportionate share of the equity of the subsidiaries, Qume Taiwan and Data Technology Hong Kong, Ltd., which was 0.6% and 0.6%, respectively.

Foreign Currency Translation
Certain entities located outside the United States use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while revenues and costs are translated at monthly average exchange rates. Translation gains and losses are accumulated as a separate component of shareholders' deficiency.
For foreign entities operating in U.S. dollars, net non-monetary assets are translated at historical exchange rates, and net monetary assets are translated at current exchange rates. Translation gains and losses are included in the determination of the results of operations.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

Equipment and Leasehold Improvements
Equipment and leasehold improvements are stated at cost. Depreciation on equipment and leasehold improvements is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

Revenue Recognition
Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements which provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time.

Advertising Costs
The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 1998 and 1997 were approximately $0 and $74,000, respectively.

Income Taxes
The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Deferred income taxes as of December 31, 1998 and 1997, primarily result from certain expenses that are not currently deductible for tax purposes.

Earnings Per Common Share

The Company has adopted SFAS No. 128, Earnings Per Share, and has restated all periods. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common equivalent shares outstanding during the period.

As a result of the losses incurred in fiscal 1998 and 1997, common equivalent shares of 2,447,545 in 1998 and 2,226,084 in 1997 were anti-dilutive and, accordingly, were excluded from the computation of loss per share for those years.

Short-Term Investments

Short-term investments, consisting of publicly traded preferred and common stocks, are stated at fair value. The Company has adopted SFAS NO. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires companies to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity", "available-for-sale", or "trading" and established accounting and reporting requirements for each classification. The Company classifies all short-term investments as "available-for-sale". Securities classified as available-for-sale are reported at their fair market value with unrealized gains and losses reported as a separate component of shareholders' deficiency.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. In 1998, the Company determined that $216,000 of intangible assets from the prior year and $87,000 of current year expenditures for intangible assets, no longer had economic value to the Company as part of a business plan restructuring. Accordingly, the Company recognized a one time charge of $303,000 for the impairment of the related assets.

Stock-Based Incentive Program
SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No.123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not granted options since May 1995, and continues to use the accounting prescribed by

APB Opinion No. 25. As such, the Company is required to disclose pro forma net income and earnings per share as if the fair value based method of accounting has been applied (Note 8).

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:
The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Investment securities:
The fair values for marketable debt and equity securities are based on quoted market prices.

Short-term debt:

The fair value of short-term debt (principally accounts payable) approximates cost because of the short period of time to maturity.

Long-term and related party debt:

The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

As of December 31, 1998, the fair values of the Company's financial instruments approximate their historical carrying amounts.

Adoption of New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 did not impact the Company's current disclosures.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 1999 to affect its financial statements.

Reclassifications
Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

2.	Available-For-Sale Securities
As of December 31, 1997, the Company held 22,500 shares of outstanding common stock of CMC Industries Corporation (Note 10). The Company received the stock in exchange for a note payable to David Lee, who is Chairman of Board of both companies. In March 1998, the Company sold the shares for cash proceeds of $221,000.

A summary of available-for-sale securities follows:
                                                             1998       1997
-----------------------------------------------------------------------------
Cost of securities                                             --    $171,000
Unrealized gain (loss)                                         --           -
-----------------------------------------------------------------------------
Total                                                     $   --     $171,000

3.	Inventories
A summary of inventories follows:
                                                             1998      1997
-----------------------------------------------------------------------------
Raw materials	                                       $ 88,000    $148,000
Work-in-process                                            62,000     190,000
Finished goods                                            200,000     582,000
-----------------------------------------------------------------------------
Total                                                    $350,000    $920,000

4.	Property and Equipment
A summary of property and equipment follows:
                                                              1998     1997
-----------------------------------------------------------------------------
Equipment                                             $ 2,317,000  $2,317,000
Furniture and fixtures                                    277,000     277,000
Leasehold improvements                                     94,000      94,000
Sub total                                               2,688,000   2,688,000
Less accumulated depreciation and
Amortization                                            2,667,000   2,653,000
-----------------------------------------------------------------------------
Total                                                $	21,000     35,000
5.	Line of Credit
In April 1998, the Company obtained a bank line of credit which provides for borrowings up to $2,000,000, expiring on April 30, 2000. The bank line is collateralized by the Company's assets, bearing interest at prime rate plus 3.0% (10.75% as of December 31, 1998) on a minimum daily loan balance of $1,000,000, with interest rate reductions for meeting certain tangible net worth criteria. In addition, the agreement contains restrictive covenants regarding accounts receivable balances and tangible net worth, as defined, of at least $300,000. The Company was not in compliance with certain restrictive covenants during fiscal 1998 and as of December 31, 1998, had not repaid the outstanding balance as of April 21, 1999 and, therefore, was in default under the terms of the line of credit.
As of December 31, 1998, the Company had borrowings outstanding of $147,000.

6.	Income Taxes
During 1997, Photonics incurred foreign taxes of approximately $58,000, relating to income earned during prior years by the Company's subsidiary in Hong Kong. Income tax expense for the years ended December 31, 1998 and 1997 was $1,000 and $60,000, respectively.

Deferred tax asset (liabilities) comprises the following:
                                                            1998     1997
-----------------------------------------------------------------------------
Depreciation                                          $    32,000     251,000
Reserves not currently deductible                         318,000     371,000
Accrued liabilities                                        77,000     135,000
Net operating losses                                   35,357,000  34,275,000
Tax credit carryovers                                   2,075,000   2,075,000
Valuation allowance                                  (37,859,000)(37,107,000)
-----------------------------------------------------------------------------
Net deferred taxes                                    $	   -  $	   -
The Company's effective tax rate differs from the statutory federal income tax principally as a result of Federal and state net operating losses for which a full valuation allowance has been provided.

As of December 31, 1998, the Company has approximately $101 million of regular net operating losses to offset future Federal income tax. These carry-forwards expire in the years 2001 through 2018. In addition, the Company has approximately $2.1 million of Federal tax credits expiring 1999 through 2010.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry-forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership" change as defined by the Internal Revenue
Code, the Company's ability to utilize the Federal and California net operating losses could be reduced. The Company has not made this determination as of December 31, 1998.

7.	Lease Commitments
The Company leases its facilities under non-cancelable lease agreements expiring through 2003. The facility leases require the Company to pay certain maintenance and operating expenses such as taxes, insurance, and utilities. Rent expense related to these operating leases was $189,000 and $177,000 for the years ended December 31, 1998 and 1997, respectively.

Future minimum annual lease payments for these leases are as follows:

Year ending December 31.

1999                                        $182,000
2000                                         191,000
2001                                         201,000
2002                                         211,000
2003                                         108,000
                                            --------
Total                                       $893,000

8.	Capital Stock

Preferred Stock
In December 1996, the Company entered into a Private Placement
Memorandum (PPM) for the sale of up to 3,600,000 shares of Series A Convertible Preferred Stock, at $1.00 per share, with minimum lots being 25,000 shares. The Series A Convertible Preferred Stock is convertible into common stock on a 1 for 1 basis, carries a provision for a 10% cumulative dividend, with dividends in arrears greater than 12 months being payable in the form of common stock, the Series A shares also have a liquidation preference of $1.00 per share and voting rights. As of December 31, 1998 and 1997, the Company had issued 2,328,136 and
2,106,009 shares of preferred stock, respectively, under the PPM agreement. In addition, the preferred stock provides for the mandatory conversion into an equal number of shares of the Company's common stock, provided that the stock maintain a closing bid price of $2.50 per share for a period of twenty consecutive days.

As of December 31, 1998, the Company had dividends in arrears greater than 12 months due of $211,000. As such, these dividends in arrears will be settled via the issuance of common stock.

Stock Warrants
As of December 31, 1997, the Company had outstanding warrants for 46,250 shares of common stock, exercisable at prices from $38.75 per share to $54.00 per share, relating to a bridge loan financing and underwriting of the Company's initial public offering. In November 1998, these warrants expired without having been exercised.

Stock Option Plans

During 1997, the Company terminated its Photonics and DTC stock option plans and rolled them into a new stock option plan (The 1997
Plan).  FASB Statement 123, Accounting for Stock-Based Compensation,
requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company
estimates the fair value of the stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted-
average assumptions used for grants in 1998 and 1997: dividend yield of
0; expected volatility of 167 and 202 percent; risk-free interest rates of 4.7% and 5.9%; and expected lives of 5 to 10 years for the plan options.
Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:
                                                          1998        1997
-----------------------------------------------------------------------------
Net loss attributed to common shareholders:
  As reported                                        $(2,917,000)  $(459,000)
  Pro forma                                          $(2,970,000)  $(506,000)
Basic and diluted loss per share:
  As reported                                       $	(0.67)  $	(0.11)
  Pro forma                                         $	(0.68)  $	(0.12)
----------------------------------------------------------------------------
                                    F-14

1997 Stock Option Plan

The 1997 Plan allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company and authorizes the issuance of up to 840,000 shares of the Company's common stock.
Options granted under the 1997 Plan are generally for periods not to exceed ten years and generally must be at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are established at the estimated fair value of the stock on the date of grant.

A summary of the status of the Company's 1997 Plan is as follows:

                                                     Weighted-Average
                                            --------------------------------
                    Share      Exercise      Exercise      Fair     Remaining
                     Options       Price        Price     Value at       Life
                                                          Grant
-----------------------------------------------------------------------------
Balance, January
  1, 1997            -      $	  -          $	-                       -

Transferred from
  other plans      255,575      0.16-1.69       0.40
Granted            320,587      0.19-0.38       0.32        0.28
Canceled          (110,400)     0.16-1.69       0.28
Exercised          (17,671)          0.16       0.16
-----------------------------------------------------------------------------
Balance, December
 31, 1997          448,091   $  0.16-1.69   $	0.38                    6.99
Granted             87,500      0.06-0.66       0.52        0.35
Canceled          (144,191)     0.16-0.38       0.29
Exercised          (32,123)     0.16-0.25       0.17
-----------------------------------------------------------------------------
Balance, December
 31, 1998          359,277     $0.06-1.69    $	0.47                    8.12
-----------------------------------------------------------------------------

In addition to the shares exercised above, 5,175 shares were exercised in 1997 from the DTC stock option plan prior to that plan's termination.

The options outstanding and currently exercisable by exercise price as of December 31, 1998 are as follows:

                         Options Outstanding    Options Currently Exercisable
------------------------------------------------------------------------------
Exercise Price             (A)    (B)    (C)               (D)       (E)
$0.06 - $0.50           268,611   8.17  $0.27            122,616   $0.24
$0.51 - $1.00            57,500   9.33  $0.66                  -   $   -
$1.01 - $2.00            33,166   5.58  $1.69             33,166   $1.69
-------------------------------------------------------------------------------

KEY TO TABLE
(A)  Number Outstanding
(B)  Weighted-Average Remaining Contractual Life (Years)
(C)  Weighted-Average Exercise Price
(D)  Number Exercisable
(E)  Weighted-Average Exercise Price

Shared Savings Plan
The Company maintains a Shared Savings Plan (the SSP) covering substantially all of its U.S. employees. The SSP allows employees to defer from 2% to 12% of their compensation to the maximum amount permitted by law. Employee and Company contributions are considered tax deferred under Section 401(k) of the Internal Revenue Code. Under the terms of the SSP, the Company will contribute, on a quarterly basis, shares of its common stock to each employee's account equal in value to 40% of the employee's contributions, limited, however to $2,000 or 6% of compensation per calendar year, whichever is less. The Company's contributions vest at the rate of 25% for each full year of service, as defined, but become 100% vested upon normal retirement, disability or death. The Company made no contributions of common stock to the SSP during the years ended December 31, 1998 and 1997.

9.	Major Customers
The operations of the Company are in one industry segment and include primarily the design, development, manufacture and sales of controller boards. The Company's customers consist primarily of original equipment manufacturers, value-added resellers, value-added distributors, system integrators and dealers in this industry.

For the year ended December 31, 1998, three customers accounted for 21%, 14%, and 11% of net revenues, respectively. As of December 31, 1998, three customers accounted for 35%, 16%, and 15% of accounts receivable, respectively.

For the year ended December 31, 1997, three customers accounted for 22%, 15% and 12% of net revenues, respectively. As of December 31, 1997, two customers accounted for 25% and 10% of accounts receivable, respectively.

10.	Related Party Transactions

A member of the Board of Directors is President of the Company's prime subcontractor for the production of the Company's storage controllers, which meets approximately 90% of the Company's requirements (Note
16). For the years ended December 31, 1998 and 1997, the Company purchased approximately $1,025,000 and $1,072,000 from this prime subcontractor, respectively. As of December 31, 1998 and 1997, amounts due to this subcontractor were approximately $1,115,000 and $678,000, respectively.

Notes Receivable

In March 1997, the Company received a note from a shareholder for $300,000 in exchange for preferred stock. As of December 31, 1998 and 1997, the Company, at the direction of the shareholder, had offset $248,000 and $141,000 of the note against the then $819,000 accounts payable due to the shareholder.

Notes Payable

During 1996, the Company entered into debt agreements with shareholders for approximately $602,000. These debt agreements bore interest from 10% to 12% and were convertible to preferred stock on demand. During the first quarter of 1997, these loans were converted into preferred stock.

The Company also entered into an agreement with CMC California, Inc.
(CMC), a company owned by a major shareholder and Chairman of the Board of Directors where CMC assumed and paid specific vendor invoices of the related party who is the Company's prime subcontractor. This note payable bears interest at 12%, with the balance due on demand. As of December 31, 1996, the Company owed approximately $391,000 to
CMC. During the first quarter of 1997, this amount was converted into preferred stock.

During 1998 and 1997, the Company entered into debt agreements with shareholders for approximately $934,000. A summary of these debt agreements follows:

Years ended December 31,                                      1998       1997
-----------------------------------------------------------------------------

Bridge loan to shareholder at the rate of 15%;
due on demand; convertible to preferred stock
at $1.00 per share                                        $450,000   $295,000

Bridge loan to shareholder at the rate of 10%;
due on demand; convertible to preferred stock
at $1.00 per share                                         229,000    229,000

Bridge loan to shareholder at the rate of 15%;
due on demand; convertible to preferred stock
at $1.00 per share                                         255,000    350,000
-----------------------------------------------------------------------------
Total                                                     $934,000   $874,000

11.	Accrued Expenses
A summary of accrued expenses follows:
                                                               1998     1997
-----------------------------------------------------------------------------
Accrued allowances for sales to distributors              $147,000   $221,000
Accrued professional fees                                   87,000    102,000
Accrued payroll and related expenses                       102,000     91,000
Other accrued expenses                                      36,000     27,000
-----------------------------------------------------------------------------
Total                                                     $372,000   $441,000

12.	Other Income
A summary of other income follows:
                                                               1998    1997
-----------------------------------------------------------------------------
Debt forgiveness                                          $252,000   $225,000
Royalty income                                               1,000    189,000
Miscellaneous other income                                  38,000    138,000
-----------------------------------------------------------------------------
Total                                                     $291,000   $552,000

13.	Litigation

The Company is involved in litigation arising in the ordinary course of business. The Company has been and continues to be threatened with litigation by some of its trade creditors. In the opinion of management, after consulting with legal counsel, these matters will be resolved without material adverse effect on the Company's financial position, results of operations or cash flows.

14.	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

A significant portion of the Company's accounts receivable are derived from one major class of customer (distributors) with the remainder spread across many other customers in various electronics industries. The
Company believes any risk of accounting loss is significantly reduced due to provision being made at the date of the sale for returns and allowances, diversity of its products, end-customer, geographic sales areas and insurance on foreign distributor sales. The Company performs credit evaluations of its customers' financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

15.	Statements of Cash Flows

Supplemental disclosure of cash flow information:
                                                               1998     1997
-----------------------------------------------------------------------------
Cash paid for interest                                      $156,000  $37,000
Cash paid for income taxes                                  $  1,000  $60,000
Non cash investing and financing activities:
  Issuance of preferred stock in payment of
  note payable                                              $      - $993,000
  Issuance of preferred stock in payment of
  accounts payable                                          $122,000 $241,000
  Issuance of preferred stock in exchange for
  note receivable                                          $     -   $300,000
  Issuance of note payable for available-for-
  sale securities                                          $     -   $229,000
  Issuance of note payable in payment of
  accounts payable                                         $      -  $477,000
  Decrease note receivable balance in payment
  of accounts payable                                      $107,000  $141,000
  Issuance of preferred stock subscribed                   $      -  $15,000
-----------------------------------------------------------------------------

16.	Subsequent Events

The Company has entered into discussions with its prime subcontractor, a related party, for the possible merger of the two companies. The Company is anticipating issuing shares of Series A Preferred Stock in exchange for all the net assets of the related party, estimated to be $6.5 million.

EXHIBIT 23.1

                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation of our report dated June 3, 1999, with respect to the consolidated financial statements and schedules of Photonics Corporation included in this Form 10-K for the year ended December 31, 1998.


BDO Seidman, LLP
Accountants and Consultants
San Jose, California
June 4, 1999







































                                       -37