Form 10-Q
period 1999-03-31
PHOTONICS CORP
filed 1999-06-08
CIK 912844

FORM 10-Q
              	SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON, D.C.  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Three Month period ended March 31, 1999

[  ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 1999 was 4,396,272 shares.






                           PHOTONICS CORPORATION
                                   dba
                             DTC DATA TECHNOLOGY

                    For the quarter ended March 31, 1999

                                     INDEX

                                                               Page Number
INTRODUCTION PHOTONICS CORPORATION
	Introduction								                                              	2
	The Market 									                                               2
	The Competition							                                            	2
	The Strategy								                                              	3
 	Products									                                                 3
 	Intellectual Property 							                                    	3
 	Employees									                                                3
 	Sales, Distribution and Customer Service 			                      3
 	Research & Development							                                     4
 	Manufacturing 								                                            4
 	Current Developments 							                                      4

PART I FINANCIAL INFORMATION 							                                5

ITEM I	Interim Financial Statements

	Consolidated Balance Sheet as of
  March 31, 1999 and December 31, 1998 	                            6

	Consolidated Statements of Operation
  for the Three months and Six months
  ending June 30, 1998    						                                    7

	Consolidated Statement of Cash Flows 					                         8

	Notes to Consolidated Financial Statements                         9

ITEM 2 	Management's Discussion and Analysis of Financial
	Condition and Results of Operations					                          11

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings 						                                   	12
ITEM 2	Changes in Securities						                                	13
ITEM 3	Defaults Upon Senior Securities 				                       	13
ITEM 4	Submission of Matters of a Vote of Security Holders 	       13
ITEM 5	Other Information 						                                   	13
ITEM 6	Exhibits and Reports on Form 8-K				                       	13


SIGNATURE                                                          13

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

General

Photonics dba Data Technology resulted from the merger of Photonics Corporation and DTC Data Technology Corporation in 1996. Shortly after the merger, the Company decided to focus on the IDE, Small System Interface
(SCSI), Input Output (I/O) and Basic Input and Output Systems (BIOS) upgrade business of DTC and ceased activities in the infrared Wireless LAN business of Photonics.

As DTC has the name recognition, and established sales channels, it is the intent of the Company to eventually rename the Company DTC Data Technology Corporation. Meanwhile, the legal entity is known as Photonics Corporation dba DTC Data Technology. For brevity sake, the company is herein after referred to as DTC or the Company.

The Market

One time, DTC had dominated the Integrated Drive Electronics (IDE) and Enhanced IDE ("EIDE") add-on card market. Today, most new PCs have the IDE function built-in on the mother board. Sales have changed from mainly OEM to VARs and system integrators through distribution and retailers for the upgrade after market. The IDE I/O market has declined and stabilized at a much lower level of approximately $50 million dollars per year.

The Company is in the BIOS upgrade add on card market. The BIOS upgrade allows older machines to access large disks and to be Y2K compliant. The rapid increase in the size of Hard Disks opened up the BIOS upgrade market. About 10% of new PCs and more than 90% two or more years old PCs are not Y2K compliant due to non-compliant BIOS. The approaching of year 2000, creates a large Y2K BIOS upgrade market. The Company has introduced a family BIOS upgrade products to address the Y2K issue in the this quarter.

The Company is also in the Small Computer System Interface (SCSI) controller market. SCSI is the controller of choice for high-end personal computers, engineering work stations, Internet and enterprise file servers. The market is about $1 billion is dominated by Adaptec with over 70% of the market. As compatibility is a key issue for SCSI add on cards, other SCSI vendors

(including DTC) have not been able to obtain a meaningful market share even at significantly lower price and margin. The Company intents to enter the SCSI market with a family of Adaptec compatible PCI-SCSI products. However, due to financial limitations, this project has been put on hold since Q4 1998.

The Competition

Due to decline of the market, many vendors have dropped out of IDE and I/O market. Promise and SIIG are the major competitors in this market. DTC has broad sales channels, strong name recognition along with access to low cost-manufacturing when compared with either of these competitors. In the BIOS upgrade market, main competitors are Unicore and AMI. The Company has lower cost of manufacturing and broader sales channels.

In the SCSI market, Adaptec is the main competitor. While there are a number of smaller SCSI controller card manufacturers, they have all failed to achieve a meaningful market share, offering vendor unique products.

The Strategy

The company's strategy is to continue to broad its EIDE, I/O and BIOS upgrade products and at the same time develop a family of Adaptec compatible PCI-SCSI controller cards with a superior value to the market's current offerings. The Company believes strongly that there is a significant market segment for this cost-effective compatible SCSI products.

The Company is committed to continuous product improvement and innovation, which the Company believes is necessary for greater market penetration and profitability.

Products

The Company has introduced a family of PCI parallel port add on cards, and a family of Y2K upgrade BIOS, and EIDE products in the first quarter of 1999. The Company plans to continue to introduce new products in these areas in the coming quarters.

Intellectual Property

The Company has registered the trademark/logo "DTC" in the United States and several foreign countries and has protected the use of this name by others in the market place.

The Company has studied the intellectual property issues (and performed patent searches) related to the SCSI, IDE, and I/O products which it intends to market, and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of its current or proposed line of Adaptec compatible SCSI products. However, there can be no absolute assurances that such legal challenges will not happen.

Software is an important ingredient for success in the controller market. DTC has a large library of copyrighted IDE, SCSI and BIOS software drivers and utilities for various operating systems including DOS, OS/2, UNIX, Novell, Windows 3.1, and Windows 95.

Employees

During February, the Company has drastically reduced its work force to 9 employees. As of March 31, 1999 DTC employed 9 individuals on a full time basis, 8 of which were located in the United States and 1 in Hong Kong. Of such employees 2 were engaged in manufacturing and related operations, 2 in development and engineering, 3 in sales and marketing, and 2 in general management and administration.

None of DTC's employees are represented by a labor union and the Company considers its employee relations to be good.

Sales, Distribution and Customer Service

The Company currently sells its products through domestic and international independent distributors, computer retailers and OEMs. In the United States and Canada, the Company sells to most of the top national distributors in the computer industry who in turn distribute the Company's products to retailers, OEM and VAR. During the quarter, the Company lost Tech Data, and Southern Electronics Corp. as its distributors. The Company's current sales strategy is to continue to increase its sales to EOM, VAR, and resellers.

During the quarter, the Company also started actively to sell products through Company's web site on Internet.

The Company's customer service and technical support organization is located in San Jose, California and provides customers with software updates, and warranty service. The technical support personnel assist end users and distributors via telephone, fax-back facsimile services, a 24-hour bulletin board service and an Internet Web site (WWW.datatechnology.com) for user yy self-diagnosis and download of software updates.

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

At the present time approximately 90% of the Company's product requirements are provided by Broadsino Computer Development, Ltd. (Broadsino) of Hong Kong. Broadsino is one of the major beneficial owners of the Company with approximately total of 12% of the ownership.

Current Developments

Due to continued loss, the Company has drastically cut its work force during this quarter to 9 persons only, and has asked many of its vendors for delay of payments. The Company has hired a financial consultant to the Board, and retained an investment banker Hagerty Steward for additional financing in the form of a bridge loan. The Company is also seeking an alternative to Coast Business Credit for the accounts receivable financing as Coast has indicated their intention of terminating their activity with the Company by April 30. There is no assurance the Company can obtain additional financing or finding an alternative financial institution for replacing Coast Business Credit.

In July 1998 the Company signed a letter of intent and the Board of Directors had approved the stock purchase of Broadsino, a privately help company in Hong Kong. Under the terms of the agreement, the Company will issue one share of the Company's Series A Convertible Preferred (Preferred) for each U.S. dollar of net asset of Broadsino, approximately 6 million U.S. dollars, for all the shares of Broadsino. Broadsino is a shareholder of the Company and the major supplier of the Company; the main owner of Broadsino is a Company director.

A SEC approved accounting firm is currently auditing Broadsino's financials and is near completion. However, the major bank of Broadsino objected the merger, and the merger is delayed. At the time of writing, both companies are still seeking ways to merge.

PART 1       FINANCIAL INFORMATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-K for the year ended December 31, 1998.

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

                               PHOTONICS CORPORATION
                             Consolidated Balance Sheet
                               (amounts in thousands)

                                       yy	    Mar 31,    	Dec. 31,
                                                1999             1998
                                            (unaudited)       (audited)
Assets

Current Assets:
	Cash and cash equivalents                        6            $	  42
	Accounts Receivable,                           427               313
	Other Receivables 		                             0                52
	Inventories, net	                              327               352
	Prepaid expenses and other current assets       47                59

			Total current assets	                        807		             816

	Furniture and equipment, net		                  18		              21
	Other Assets		                                  15 		             15
	Total Assets                                   840               852

Liabilities and shareholders equity (deficiency)

Current Liabilities:
	Note Payable - AR Credit Line	                 125               147
	Due to Related Parties	                      2,075             2,049
	Accounts payable	                            1,669	            1,450
	Accrued liabilities	                           328	              372

			Total current liabilities 	                4,197	            4,018

	Deferred Taxes		                                 0                 0
	Total Liabilities	                           4,197             4,018

Minority interest in subsidiaries		             125               125

Shareholders' equity (deficiency):
	Common stock 	                              44,096            44,085
 	Treasury stock                                  0                 0
		Capital subscription                        2,339	            2,339
 		Accumulated deficit 	                    (50,070)	         (49,869)
 		Cumulative translation adjustment 	          154		             154

	Total shareholders' equity (deficiency)	    (3,481)           (3,291)

Total liabilities and shareholders' equity	 $   840           $   852

The accompanying notes are an integral part of these consolidated financial statements

                             PHOTONICS CORPORATION
                       Consolidated Statements of Operations
                    (amounts in thousands, except per share data)

Three months ended Mar 31,  				                 1999		            1998
		    	 					                                 (unaudited)        (unaudited)
----------------------------------------------------------------------------
Revenues:
	Net Product Sales 				                          $ 446		            $ 1,733
	Cost of Revenues 					                            361 		               909
Gross Profit					                                   85 		               824

Operating Expenses:
	Research and development		                         54 		               100
	Selling, general and administration 	             151	                 679

		 Total operating expense		                       205	                 779

Income (loss) from operations			                  (121) 		               45

Other income (expense):
 	Interest income					                               0 		                 0
  Interest expense				                             (80)                 (21)
 	Other Income		 			                                 0 		                53
 	Other expense 					                               (0) 		               (1)

 		Total other income (expense)		                  (80)		                31

Provision for taxes 					                            0                    0
 Net income (loss) 				                         $ (201) 		           $   76

Net income (loss) per share				                  (0.04) 		             0.02
								                                         =====		               =====
Average Common shares used for calculation    4,485,595          4,451,934
                                               ======            ========

The accompanying notes are an integral part of these consolidated financial statements

                           PHOTONICS CORPORATION
                   Consolidated Statements of Cash Flows
                           (amounts in thousands)
                               (unaudited)

Three months ended March 31,
				                      1999		1998
       	                               (unaudited)   (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:

	Net income (loss)		                       $	(201)		        $     76

	Adjustments to reconcile net cash
	Used in operating activities:
		Depreciation			                               3		                4

	Changes in operating assets and liabilities:

		Accounts Receivable			                      (62)	             (339)
		Inventories			                               23		             (169)
		Deposits and prepaid expenses		              12		              353
		Accounts payable			                         219		               61
		Due to Related Parties			                    26		               43
		Accrued Liabilities			                      (44)	              (42)

Net Cash Provided by (used for) Operations	   (24)	              (13)
					                                         ====	              ====

Cash flows from Investing Activities:

	Sale (Purchase) of Property and Equipment	     0		              (60)

Net Cash used in Investing Activities		         0		              (60)
					                                         ====	              ====
Cash flows from Financing Activities:

	Proceeds from Capital Stock Subscription	      0		                10
	Net Borrowings (Repayments) under Bank Line  (22)                  0
	Borrowing (repayments of other debt), net	     0		                 0
	Other Equity Transactions, net		               0		                 0

Net Cash provided by (used for) Financing		   (22)	               $10
					                                         ====	               ====
Net increase (decr.)Cash and Cash equivalents	(46)  	             (63)
Cash and Cash Equivalents Beginning of Period  76	                130
Cash and Cash Equivalents at end of Period	     6	                 67

                             PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Mar 31, 1999
                                (unaudited)

1.  Significant Accounting Policies

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

Inventories consist of the following: xx

 	                            March 31, 1999	        March 31, 1998
                                   (unaudited)                   (audited)
-------------------------------------------------------------------------------
Raw Materials and Purchased Parts   $      88                   $    130
Work-in-process                            62                        111
Finished Goods                            206                        727
TOTAL                                 $   350                    $   968
                                      =======                     ======

4.  Property, Plant, and Equipment
Property and equipment are stated at cost and, other than leasehold improvements, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or remaining term of the related lease.

Property and equipment consisted of the following (in thousands): xx

                                       March 31, 1999         December 31, 1998
                                        (unaudited)                (audited)
--------------------------------------------------------------------------------
Machinery and Equipment                  $    2,317             $    2,317
Furniture and Fixtures                          277                    277
Leasehold  Improvements                          94                     94
SUB TOTAL                                $    2,688             $    2,688

Less Accumulated depreciation
and amortization                         $    2,671             $    2,667
TOTAL                                    $       17             $       21

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

Net revenues for the current quarter total $446 thousand, a decrease of 74% from the $1,733 thousand reported during the first quarter of 1997. The decrease in revenues can be attributed to loss of customers, lack of product inventory for sales, and a general decline in sales throughout the PC industry.

The gross margin in the first quarter of fiscal 1999 was approximately 23% compared to 48% in the first quarter of fiscal 1998. This decrease is due to an inventory adjustment and also cost of the manufacturing overhead spreading over a smaller sales volume.

Product development expenses were approximately $54 thousand or 12% of net revenues during the current quarter compared to approximately $100 thousand or 6% of net revenues during the first quarter of 1998. The Company remains firmly committed to new product development and does so with efficiency and awareness of the Company's on going cost control program, and lower revenue base.

Selling, general and administrative expenses were approximately $151 thousand or 34% of revenues during the first quarter of 1999 compared to $679 thousand reported in the first quarter of 1998.

Interest expenses also increased from $21 thousand dollars of first quarter of 1998 to $80 thousand dollars of 1999. Per agreement with Coast Business Credit, interest is approximately $10 thousand per month as it is based on a minimum of a $1.0 million line of credit. Additionally, for the current quarter there were additional accrued interest charges accrued to James T. Koo, David S. Lee, and K. C. Yeung for personal loans extended to the Company.

Overall, this quarter's loss can be mostly attributed to the large decrease in revenues, inventory provisions, and higher interest expenses.

Year 2000

Many computer systems experience problems handling dates in and beyond the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. To the Company's best knowledge, the Company has conducted tests, and therefore does not anticipate any internal Year 2000 issues from its own information system, databases or programs. Additionally, it is our belief that the Company's hardware and software are also Year 2000 compliant. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of any changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

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

Liquidity and Capital Resources

Liquidity and capital resources of the Company continue to worsen during the first quarter of 1999. The Company defaulted on its minimum Tangible Net Worth requirement under the line of credit during the third quarter of 1998. Coast has formally waived this breach through Mar. 31, 1999. There can be no assurance the Company will be successful in obtaining an alternative source of financing to replace Coast.

The Company's total accounts payable, including those to related party, has decreased slightly from $3,499,000 as of the year ended Dec. 31, 1998 to 3,381,000 as of Dec. 31, 1998. Accounts payable to Action Well (a subsidiary of Broadsino) is included in Due to related parties in both years. The majority of these accounts payable are over 90 days old and a substantial number of them are over 180 days. The Company has been and continues to be threatened with litigation by some of its trade creditors.

Based on the Company's existing cost structure, and the Company's current and anticipated revenue streams, the Company cannot estimate that it will break even on cash flow in the current or net fiscal year. The Company does not expect to achieve profitability until the Adaptec compatible PCI SCSI controller cards and PCI I/O products are in production and have obtained a substantial market share. The Company cannot make any assurance that this level of sales will be achieved or that the products will be marketable.

The Company has a negative working capital of $3.5 million and its current liabilities exceeded it current assets by $3.4 million. The Company needs to raise financing in the near term or be faced with selling itself or bankruptcy. The Company's best prospect for raising cash in the next six months is the prior-described bridge loan and merger with Broadsino. No assurance can be given either the bridge loan or the merger will occur.

PART II      OTHER INFORMATION

ITEM 1     Legal Proceedings
During the quarter, Dynasales, a former sales representative of the Company filed legal proceedings against the Company for the past due commission earned. The case has been settled with the Company paying the past commission due.

Two ex-employees of the Company have filed complaints with State of California, department of Labor for not receiving the full wage due when terminated. Since then the Company has paid the wages due in full and will pay the penalty of salaries up to 28 days to each of the two employees.

An ex-employee of the Company has filed complaints with State of California for sexual bias and sexual harassment. The Company (considers the case without merit and) has responded the complaints and will defend itself vigorously.

From time-to-time DTC could be involved in routine litigation as part of its normal course of business. Management believes the Company carries adequate product liability insurance and these matters can be resolved without material adverse effect on DTC's overall financial position, results of operations and cash flows.

ITEM 2     Changes in Securities
None

ITEM 3      Defaults Upon Senior Securities
None

ITEM 4       Submission of Matters to a Vote of Security Holders

John Miao has resigned as Director of the Company. A replacement will be put forth for election for coming shareholders meeting.

ITEM 5     Other Information

Not applicable

ITEM 6     Exhibits and Reports on Form 8k

Exhibit 27.1    Financial Data Schedule

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


PHOTONICS CORPORATION dba
DTC DATA TECHNOLOGY
DATE:    May 25, 1999
BY:   /s/ Wen-Wai Huang
Chief Financial Officer