Form 10-Q
period 1999-06-30
PHOTONICS CORP
filed 1999-08-23
CIK 912844

FORM 10-Q
              	SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON, D.C.  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Three Month period ended June 30, 1999

[  ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____. Commission file number   ____

                         PHOTONICS CORPORATION
                       D/B/A DTC Data Technology
(Exact name of Small Business Issuer as specified in its charter)

      California             		                    77-0102343
 (State or other jurisdiction of	     	(I.R.S. Employer Identification No.)
  incorporation or organization)

     1222 Alderwood Avenue                             (408) 745-9320
     Sunnyvale, California 94089
(Address of Principal Executive Offices)  	(Issuer's telephone number)

Check whether the issuer:   (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   			No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 30, 1999 was 4,396,272 shares.

                           PHOTONICS CORPORATION
                                   dba
                             DTC DATA TECHNOLOGY

                    For the quarter ended June 30, 1999

                                     INDEX

                                                               Page Number
INTRODUCTION PHOTONICS CORPORATION
	Introduction									2
	The Market 									      2
	Products									      2
 	Intellectual Property 								3
	Current Developments 							      3

PART I FINANCIAL INFORMATION 							      3

ITEM I	Interim Financial Statements

	Consolidated Balance Sheet as of
  June 30, 1999 and March 31, 1999   	                               5

	Consolidated Statements of Operation
  For the Three months and Six months
  ending June 30, 1999 an June 30, 1998				             6

	Consolidated Statement of Cash Flows
  For the Six months ending June 30, 1999 an June 30, 1998               7
	Notes to Consolidated Financial Statements                         8

ITEM 2 	Management's Discussion and Analysis of Financial
	Condition and Results of Operations					       8

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings 							10
ITEM 2	Changes in Securities							10
ITEM 3	Defaults Upon Senior Securities 					10
ITEM 4	Submission of Matters of a Vote of Security Holders 	      10
ITEM 5	Other Information 							10
ITEM 6	Exhibits and Reports on Form 8-K					10


SIGNATURE                                                               10

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth below and elsewhere in this report. The industry in which the Company competes is characterized by extreme rapid changes in technology and frequent new product introductions. The company believes that it's long-term growth will depend largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of customers. While the Company has invested in new products and processes and feels confident that it can keep abreast of current technology trends, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

General

Photonics dba Data Technology resulted from the merger of Photonics Corporation and DTC Data Technology Corporation in 1996. The Company's focus is on the IDE, Small System Interface (SCSI), Input Output
(I/O) and Basic Input and Output Systems (BIOS) upgrades.

For brevity sake, the company is herein after referred to as DTC or the Company.

The Market

Today, most new PCs have the IDE function built-in on the motherboard. Sales have changed from mainly OEM to VARs and system integrators through distribution and retailers for the upgrade after market. The IDE I/O market has declined and stabilized at a level of approximately
$50 million dollars per year.

The Company is in the BIOS upgrade add on card market. The BIOS upgrade allows older machines to access large disks and to be Y2K compliant. The rapid increase in the size of Hard Disks opened up the BIOS upgrade market. About 10% of new PCs and more than 90% two or more years old PCs are not Y2K compliant due to non-compliant BIOS. The approaching of year 2000, creates a large Y2K BIOS upgrade market. The Company has introduced a family BIOS upgrade products to address the Y2K issue in the previous quarter.

The Company is also in the Small Computer System Interface (SCSI) controller market. SCSI is the controller of choice for high-end personal computers, engineering workstations, Internet and enterprise file servers. The market is about $1 billion and is dominated by Adaptec with over 70% of the market.

Products

The Company has introduced a family of PCI parallel port add on cards, and a family of Y2K upgrade BIOS, and EIDE products in the first quarter of 1999. The Company plans to continue to introduce new products in these areas in the coming quarters.
                                     2

Intellectual Property

The Company has registered the trademark/logo "DTC" in the United States and several foreign countries and has protected the use of this name by others in the market place.

The Company has studied the intellectual property issues (and performed patent searches) related to the SCSI, IDE, and I/O products that it intends to market, and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of its current or proposed line of Adaptec compatible SCSI products. However, there can be no absolute assurances that such legal challenges will not happen.

Software is an important ingredient for success in the controller market. DTC has a large library of copyrighted IDE, SCSI and BIOS software drivers and utilities for various operating systems including DOS, OS/2, UNIX, Novell, Windows 3.1, and Windows 95.

Current Developments

On June 21, 1999, the Registrant's board of directors determined to lay off all employees except those essential to an orderly shutdown of the business unless the Registrant should unexpectedly receive a large order for product it could ship from inventory. Effective June 23, 1999, Registrant's board of directors and officers resigned. Prior to such resignation, Registrant's board of directors hired James T. Koo, formerly Registrant's President, to serve as a consultant at no pay to attempt to find a buyer for the Registrant and otherwise to sell such assets as he is able and then to shut down the business

The Registrant is following this procedure rather than filing for Chapter 7 in order to maximize return to creditors. Should creditors not go along with the procedure and individually attempt to seize assets through writs of attachments or like devices the Registrant would intend to file for Chapter 7, which Registrant believes, would cause all creditors to receive less.

Absent a sale of the business generating significant cash, which the Registrant believes is remote, the Registrant would expect to pay off its secured lender, fund June and July operating expenses of $50,000 and the priority employee payroll and vacation debt of about $35,000 and then to pay unsecured debt holders approximately five cents ($0.05) for every dollar of debt, although no assurance can be given that there will be funds generated to pay any person. Should creditors force a Chapter
7 filing, Registrant believes that they would receive less proceeds. Registrant does not expect its shareholders to obtain any monies.

Unless the situation changes dramatically, Registrant does not intend to file further reports with the SEC and expects to go out of business prior to the end of the third calendar quarter of 1999.

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

                               PHOTONICS CORPORATION
                             Consolidated Balance Sheet
                               (Amounts in thousands)

                                       	    June 30,    	March 31,
                                                1999             1999
                                            (Unaudited)       (Unaudited)
Assets

Current Assets:
	Cash and cash equivalents                        7      $	   6
	Accounts Receivable less reserves              319           427
	Other Receivables 		                 (49)            0
	Inventories, net	                             280           327
	Prepaid expenses and other current assets       25            47

			Total current assets	           582		 807

	Furniture and equipment, net		            18		  18
	Other Assets		                        15 		  15
	Total Assets                                   615           840

Liabilities and shareholders equity (deficiency)

Current Liabilities:
	Note Payable - AR Credit Line	                  98           125
	Due to Related Parties	                     1,510         2,075
	Accounts payable	                           1,987	     1,669
	Accrued liabilities	                       394	       328

			Total current liabilities 	   3,989	     4,197

	Deferred Taxes		                         0             0
	Total Liabilities	                           3,989         4,197

Minority interest in subsidiaries		           125           125

Shareholders' equity (deficiency):
	Common stock 	                          44,096        44,096
 	Treasury stock
		Capital subscription                   2,404	     2,339
 		Accumulated deficit 	             (49,869)	   (50,070)
 		Cumulative translation adjustment 	     154		 154

	Total shareholders' equity (deficiency)	  (3,374)       (3,481)

Total liabilities and shareholders' equity	 $   615       $   840

The accompanying notes are an integral part of these consolidated financial statements

                            PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                       Three months ended June 30,     Six months ended June 30,
                          1999           1998           1999             1998
                      (Unaudited)   (Unaudited)     (Unaudited)      (Unaudited)
REVENUES:
  Net Product Sales  $      429      $      809     $      691      $    2,542

  Cost of Revenues           18             575            152           1,484
                       ----------      ----------     ----------      ----------

     Gross Profit           411             234            539           1,058

OPERATING EXPENSES:
  Research and development  104              96            116             196
  Selling, general and
    administration           396             845           424           1,522
                       ----------      ----------     ----------      ----------
    Total operating
      expense                500             939           540           1,718

    Income (loss) from
    operations              ( 89)           (705)          (  1)           (660)

OTHER INCOME (EXPENSE):
  Interest income              0               1              0               1
  Interest expense          (106)            (60)          (130)            (81)
  Other Income                54               0             48              53
  Other expense             (197)             (18)         (203)            (19)
                       ----------      ----------     ----------      ----------

    Total other
   income (expense)         (338)            (77)           (285)           (46)

 Provision for taxes           0               1              0               1

    Net income (loss) $     (338)     $     (783)    $     (285)     $     (707)


Net income (loss) per
    share                   (.05)           (.11)          (.04)           (.11)
                       ==========      ==========     ==========      ==========
Shares used in
per share calculation   6,800,272       6,955,672      6,800,272       6,955,281
                       ==========      ==========     ==========      ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL

                             PHOTONICS CORPORATION
                                  FORM 10-QSB
                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)

Six months ended June 30,                    1999                1998
                                       (Unaudited)          (Unaudited)
                                       -----------          -----------
Cash flows from operating activities:
   Net income (loss)                       $(285)             $   (707)
   Adjustments to reconcile net cash
   used in operating activities:
   Depreciation                                6                     8

Changes in operating assets and liabilities:
     Accounts Receivable                      92                   101
     Inventories                              70                  (484)
     Deposits and prepaid expenses            34                   302
     Accounts payable                       ( 74)                 (141)
     Due to Related Parties                   72                   275
     Accrued Liabilities                     (22)                  152

Net Cash Provided by (used for) Operations $( 63)            $  (  494)
                                            =====             =========

Cash flows from Investing Activities:
     Sale (Purchase) of Property
     and Equipment                           ( 0)                  (60)

Net Cash used in Investing Activities      $ ( 0)            $     (60)
                                            =====             =========
Cash Flows from Financing Activities:
  Proceeds from Capital Stock Subscription    10                    21
  Proceeds resulting from the DTC acquisition  0                     0
  Net Borrowings (Repayments) under
  Bank Lines                                  49                   403
  Borrowing (repayments of other debt), net    0                     0
  Other Equity Transactions, net               0                     6

Net Cash provided by (used for) Financing     16             $     430
                                           =====             =========
Net increase (decr.) in Cash and Cash
  Equivalents                               ( 47)                 (124)
Cash and Cash Equivalents Beginning of
  Period                                      82                   130
Cash and Cash Equivalents at end of
  Period                                   $  11             $       6
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

The Registrant has approximately $420,000 of accounts receivable which it believes, although no assurance can be given, have a reasonable chance of collection, approximately $110,000 of secured bank debt, approximately $180,000 of back payroll and accrued vacation pay, and approximately $3.6 million of accounts payable and other unsecured debt, including approximately $2.0 million owed to Registrant's former officers, board members, and their affiliated companies. The Registrant intends to use the proceeds from its accounts receivables and any inventory or assets it sells to first pay off the secured bank loan. Additional funds would be used to fund June and July wind-down expenses estimated at $50,000 and employee wage the portion of employee wage claims which would be entitled to statutory priority under Section 507(a)(3) of the US Bankruptcy Code were the Registrant to initiate a Chapter 7 filing.) Any subsequent excess would be divided 10% to meet the remaining unsatisfied payroll and vacation pay and 90% to pay other creditors until the payroll and vacation pay was paid off. Thereafter, all proceeds would go to the creditors of Registrant.

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

The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of key distributors, suppliers, customers, vendors and financial services organizations. The Company's reliance on suppliers and distributors means that their failure to address year 2000 issues could have a material impact on the Company's
                                   9
operations and financial results. However, the potential impact and related costs are not known at this time.

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

ITEM 2     Changes in Securities
None
ITEM 3      Defaults Upon Senior Securities
None

ITEM 4       Submission of Matters to a Vote of Security Holders
Effective June 23, 1999, Registrant's board of directors and officers resigned.

ITEM 5     Other Information
Not applicable

ITEM 6     Exhibits and Reports on Form 8k
Exhibit 27.1    Financial Data Schedule

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PHOTONICS CORPORATION dba
DTC DATA TECHNOLOGY
DATE:    August 23, 1999
BY:   /s/ James T. Koo
Acting Chief Financial Officer