Form 10-Q/A
period 1999-06-30
PHOTONICS CORP
filed 1999-08-25
CIK 912844

FORM 10-Q
                           AMENDMENT NO. 1
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

                    For the quarter ended June 30, 1999

                                     INDEX

                                                               Page Number

PART I FINANCIAL INFORMATION 							      2
ITEM I	Interim Financial Statements

	Amended Consolidated Balance Sheet as of
  June 30, 1999 and March 31, 1999   	                              3

Signatures                                                              4

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

The amended consolidated balance sheet included herewith amends and replaces The consolidated balance sheet filed with the 10-Q for the period ending June 30, 1999.

                               PHOTONICS CORPORATION
                             Consolidated Balance Sheet
                               (Amounts in thousands)

                                       	    June 30,    	March 31,
                                                1999             1999
                                            (Unaudited)       (Unaudited)
Assets

Current Assets:
	Cash and cash equivalents                        7      $	   6
	Accounts Receivable less reserves              319           427
	Other Receivables 		                 (49)            0
	Inventories, net	                             280           327
	Prepaid expenses and other current assets       25            47

			Total current assets	           582		 807

	Furniture and equipment, net		            18		  18
	Other Assets		                        15 		  15
	Total Assets                                   615           840

Liabilities and shareholders equity (deficiency)

Current Liabilities:
	Note Payable - AR Credit Line	                  98           125
	Due to Related Parties	                     2,121         2,075
	Accounts payable	                           1,376	     1,669
	Accrued liabilities	                       394	       328

			Total current liabilities 	   3,989	     4,197

	Deferred Taxes		                         0             0
	Total Liabilities	                           3,989         4,197

Minority interest in subsidiaries		           125           125

Shareholders' equity (deficiency):
	Common stock 	                          44,096        44,096
 	Treasury stock
		Capital subscription                   2,404	     2,339
 		Accumulated deficit 	             (49,869)	   (50,070)
 		Cumulative translation adjustment 	     154		 154

	Total shareholders' equity (deficiency)	  (3,374)       (3,481)

Total liabilities and shareholders' equity	 $   615       $   840

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