Form 10-Q
period 1999-09-30
PHOTONICS CORP
filed 1999-11-29
CIK 912844

FORM 10-Q
              	SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON, D.C.  20549



[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
        For the Three Month period ended September 30, 1999

[  ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer:   (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   			No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 1999 was 4,336,186 shares.

                           PHOTONICS CORPORATION
                                   dba
                             DTC DATA TECHNOLOGY
                    For the quarter ended September 30, 1999

                                     INDEX
                                                              Page Number
INTRODUCTION PHOTONICS CORPORATION
Introduction									2

The Market 									      2

Products									      2

Intellectual Property 								2

Current Developments 							      3

PART I FINANCIAL INFORMATION 							      4

ITEM I	Interim Financial Statements

Consolidated Balance Sheet as of
September 30, 1999 and June 30, 1999   	                              5

Consolidated Statements of Operation
For the Three months and Six months
ending September 30, 1999 an September 30, 1998	                  6

Consolidated Statement of Cash Flows
For the Six months ending September 30, 1999 and September 30, 1998   7

Notes to Consolidated Financial Statements                        8

ITEM 2 	Management's Discussion and Analysis of Financial
Condition and Results of Operations					      8

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings 							10

ITEM 2	Changes in Securities							10

ITEM 3	Defaults Upon Senior Securities 					10

ITEM 4	Submission of Matters of a Vote of Security Holders 	      10

ITEM 5	Other Information 							10

ITEM 6	Exhibits and Reports on Form 8-K					10

SIGNATURE                                                               10

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

In this report, the terms "DTC" or the "Company" refer to Photonics Corporation D/b/a DTC Data Technology Corporation.

The Market

The Company sales IDE I/O products to VARs and system integrators through distribution and retailers for the "upgrade" after market. The IDE I/O market has declined to less than $50 million dollars per year.

The Company is in the BIOS "upgrade" and "add on card" market. The BIOS upgrade allows older machines to access large disks and to be Y2K compliant. The Company has introduced a family BIOS upgrade products to address the Y2K issue in the first quarter of 1999.

The Company is also in the Small Computer System Interface (SCSI) controller market. SCSI is the controller of choice for high-end personal computers, engineering workstations, Internet and enterprise file servers. The market is about $1 billion and is dominated by Adaptec with over 70% of the market.

Products

The Company has introduced a family of PCI parallel port add on cards, and a family of Y2K upgrade BIOS, and EIDE products in the first quarter of 1999. The Company currently has no plans to introduce more new products this year.

Intellectual Property

The Company has registered the trademark/logo "DTC" in the United States and several foreign countries and has protected the use of this name by others in the market place.

The Company has studied the intellectual property issues (and performed patent searches) related to products of the Company and is unaware of any patents or intellectual property owned by any other party which would impede the sale of its current products. However, there can be no absolute assurances that such legal challenges will not happen.

Current Developments

On June 21, 1999, the Company's board of directors voted to lay off all employees except those essential to an orderly shutdown of the business. The Board also hired James T. Koo, formerly Company's CEO and President, to serve as a consultant at no pay, to attempt to find a buyer for the Company, to sell all possible assets and then to shut down the business.

Effective June 23, 1999, Company's board of directors and officers resigned.

The Company has been following the procedure outlined above rather than filing for protection under bankruptcy in order to maximize the return of money to creditors. Should creditors not consent to the procedure and individually attempt to seize assets through writs of attachments or like devices, the Company will seek protection under bankruptcy, which, the Company believes, will cause all creditors to receive less. Initially, most creditors agreed to suspend any legal actions against the company.

In July, a potential buyer of the Company was identified conditioned on all creditors accepting $0.15 for every dollar owed. However, the Company failed to obtain an affirmative answer from a major creditor, CompUSA. After three months of delays and waiting for a response from CompUSA, two creditors have recommenced legal claims against the Company.

The Company has decided to seek a buyer for the Company as part of a Chapter 11 Bankruptcy reorganization. Currently, an offshore potential buyer has been identified who has offered $200,000 for the Company, including the legal expenses needed for reorganization, Mr. Koo to stay on for an unspecified time and an investing of no less than $50,000. However, no assurance can be given that the buyer will consummate the offer.

With the proceeds collected from Accounts Receivable and sale of the Company, after deducting necessary legal expenses, the Company expects to pay off its secured lender, the priority employee payroll and vacation debt and then to pay unsecured debt holders approximately two cents ($0.02) for every dollar of debt. No assurance can be given that there will be funds available to pay any person. The Company does not expect its shareholders to obtain any monies.

Since July, Coast Business Credit, the secured lender, has requested all customers of Company to send payments directly to the bank. It, then, advances needed operating expenses to the Company. The Company has approximately $333,000.00 of Accounts Receivable, approximately $523,000.00 of secured bank debt at the end of September. However, Coast determined the Accounts Receivable of the Company will not be able to pay back the bank debt, and has decided to stop advance to the Company unless a personal guarantee is in place. Since then, consultant James T. Koo has provided needed personal guarantee for the funds advanced.

On Aug. 1, to reduce operating the expenses, the Company moved to small quarters at 1222 Alderwood Av., Sunnyvale, Ca. 94089.

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

                               PHOTONICS CORPORATION
                             Consolidated Balance Sheet
                               (Amounts in thousands)

                                    	    Sept. 30,    	   Sept. 30,
                                                1999             1998
                                            (Unaudited)       (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                             4              55
Accounts Receivable less reserves                   333             485
Other Receivables 		                                  0               0
Inventories, net	                                   247             968
Prepaid expenses and other current assets            11             125

Total current assets	                               595            1633

Furniture and equipment, net		                        8             301
Other Assets		                                       15              15

Total Assets                                        618            1949

Liabilities and shareholders equity (deficiency)
Current Liabilities:
Note Payable - AR Credit Line	                      523              148
Due to Related Parties	                            2093             1361
Accounts payable	                                  1457             2120
Accrued liabilities	                                383              610

Total current liabilities 	                        3986             4239

Deferred Taxes		                                      0                0
Total Liabilities	                                 3986             4239
Minority interest in subsidiaries		                 125              125
Shareholders' equity (deficiency):
Common stock 	                                    44085           44096
Treasury stock                                        0               0
Capital subscription                               2519            2176
Accumulated deficit 	                            (50250)         (48838)
Cumulative translation adjustment 	                 154             154

Total shareholders' equity (deficiency)	          (3493)          (2415)

Total liabilities and shareholders' equity	 $       618         $  1949

The accompanying notes are an integral part of these consolidated financial statements

                            PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                      Three months ended Sept. 30,    Six months ended Sept. 30,
                          1999           1998           1999             1998
                      (Unaudited)   (Unaudited)     (Unaudited)      (Unaudited)
REVENUES:
  Net Product Sales  $      130   $      562     $        821      $      3104
  Cost of Revenues           54          705              206             2189
                      ----------      ----------     ----------      ----------
  Gross Profit               76         (143)             615              915

OPERATING EXPENSES:
  Research and development    2           87              118              283
  Selling, general and
   administration            24          554              448             2076
                      ----------      ----------     ----------      ----------
  Total operating
     expense                 26          641              566             2359

 Income (loss) from
   operations              ( 50)        (784)              49            (1444)

OTHER INCOME (EXPENSE):
  Interest income              0            0               0                1
  Interest expense          (102)        (111)           (232)            (192)
  Other Income                10            0              58               53
  Other expense              (55)         (73)           (258)             (92)
                      ----------      ----------     ----------      ----------
 Total other
 income (expense)           (147)        (184)           (432)            (230)
 Provision for taxes           0            0               0                1

Net income (loss) $          (97)     $  (968)    $      (382)     $     (1675)

Net income (loss) per
    share                   (.02)        (.22)           (.09)            (.38)
                       ==========      ==========     ==========      ==========
Shares used in
per share calculation   4,336,186        4,336,186     4,336,186       4,336,186
                       ==========      ==========     ==========      ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             PHOTONICS CORPORATION
                                  FORM 10-QSB
                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)

                                        Nine months ended September 30,
                                          1999                1998
                                       (Unaudited)          (Unaudited)
                                       -----------          -----------
Cash flows from operating activities:
   Net income (loss)                   $    (382)            $   (1675)
   Adjustments to reconcile net cash
   used in operating activities:
   Depreciation                               13                    11

Changes in operating assets and liabilities:
     Accounts Receivable                     (20)                  318
     Inventories                              103                   75
     Deposits and prepaid expenses             48                  521
     Accounts payable                           7                   31
     Due to Related Parties                    96                  464
     Accrued Liabilities                      (11)                 169
Net Cash Provided by (used for) Operations $ (123)           $  (  236)
                                            =====             =========
Cash flows from Investing Activities:
    Sale (Purchase) of Property
    and Equipment                             ( 0)                 (60)
Net Cash used in Investing Activities      $  ( 0)           $     (60)
                                            =====             =========
Cash Flows from Financing Activities:
  Proceeds from Capital Stock Subscription    180                    67
  Proceeds resulting from the DTC acquisition   0                     0
  Net Borrowings (Repayments) under
  Bank Lines                                   95                   148
  Borrowing (repayments of other debt ), net    0                     0
  Other Equity Transactions, net                0                     6
Net Cash provided by (used for) Financing      86             $     221
                                            =====             =========
Net increase (decr.) in Cash and Cash
  Equivalents                                ( 38)                 ( 75)
Cash and Cash Equivalents Beginning of
  Period                                       42                   130
Cash and Cash Equivalents at end of
  Period                                    $   4             $      55
                                            =====             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS

                             PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1999
                                   (Unaudited)

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

The Company has realized a revenue of $130,000 in this quarter selling off finished goods inventory, far exceeded the $16,000 liquidation value estimated by salvagers at end of July. However, most salable inventories have been sold. Unless additional inventory is obtained, revenue will decline, and the Company will loose it customers, thus the selling value of the Company.

The revenue, after deducting operating expenses, has been used to pay down the secured debt. While the Accounts Receivable is still at $333,000, Coast Business Credit, the secured lender of the Company has determined it will not be sufficient to pay back the current debt of $523,000. Then the Company quickly sought buyers for the Company who will advance Company needed legal fees for Chapter 11 filing. The offer of $200,000 including legal fees, from a potential buyer of the Company will allow some return to the creditors of the Company. The Company plans to accept the offer, file Chapter 11 and to be sold in the near future. However there can be no assurance the buyer will consummate the offer.

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

Liquidity and Capital Resources
Liquidity and capital resources of the Company continue to worsen during the quarter. Coast, the secured creditor of the Company, has demanded pay back of all the money loaned to the company, requested all customers of the Company to pay directly to Coast, decided to stop advancing Company any money after end of October unless a secured guarantee can be put in place. The Company has obtained personal guarantee from Mr. Koo at the present. There is no assurance that the Company can obtain a secured guarantee for this purpose in the future.

PART II      OTHER INFORMATION
ITEM 1     Legal Proceedings

During the quarter, Insight Electronics, a former vendor, and Innovative Vanguard, a former sales representative of the Company has filed legal Proceedings against the Company for the past due payments and commission earned. The Company has no financial resources for legal defense at this time.

Two ex-employees of the Company have filed complaints with State of California, department of Labor for not receiving the full wage due when terminated. The Company has paid the wages due in full but not the penalty of salaries up to 28 days to each of the two employees.

An ex-employee of the Company has filed complaints with State of California for sexual bias and sexual harassment. The Company (considers the case without merit and) has responded the complaints in last quarter and has not heard from the employee since.

ITEM 2     Changes in Securities
None

ITEM 3      Defaults Upon Senior Securities
None

ITEM 4       Submission of Matters to a Vote of Security Holders
Effective June 23, 1999, Company's board of directors and officers resigned.

ITEM 5     Other Information

Not applicable

SIGNATURE
Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION dba
DTC DATA TECHNOLOGY
DATE:    November 29, 1999
BY:   /s/ James T. Koo
Acting Chief Financial Officer