Form 10-Q/A
period 1999-09-30
PHOTONICS CORP
filed 1999-11-29
CIK 912844

FORM 10-Q
                         AMENDMENT NUMBER 1
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

Since July, Coast Business Credit, the secured lender, has requested all customers of Company to send payments directly to the bank. It, then, advances needed operating expenses to the Company. The Company has approximately $333,000.00 of Accounts Receivable, approximately $52,300.00 of secured bank debt at the end of September. However, Coast determined the Accounts Receivable of the Company will not be able to pay back the bank debt, and has decided to stop advance to the Company unless a personal guarantee is in place. Since then, consultant James T. Koo has provided needed personal guarantee for the funds advanced.

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

                               PHOTONICS CORPORATION
                             Consolidated Balance Sheet
                               (Amounts in thousands)

                                    	    Sept. 30,    	   Sept. 30,
                                                1999             1998
                                            (Unaudited)       (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                             4              55
Accounts Receivable less reserves                   333             485
Other Receivables 		                                  0               0
Inventories, net	                                   247             968
Prepaid expenses and other current assets            11             125

Total current assets	                               595            1633

Furniture and equipment, net		                        8             301
Other Assets		                                       15              15

Total Assets                                        618            1949

Liabilities and shareholders equity (deficiency)
Current Liabilities:
Note Payable - AR Credit Line	                       52              148
Due to Related Parties	                            2093             1361
Accounts payable	                                  1457             2120
Accrued liabilities	                                383              610

Total current liabilities 	                        3985             4239

Deferred Taxes		                                      0                0
Total Liabilities	                                 3985             4239
Minority interest in subsidiaries		                 125              125
Shareholders' equity (deficiency):
Common stock 	                                    44085           44096
Treasury stock                                        0               0
Capital subscription                               2519            2176
Accumulated deficit 	                            (50250)         (48838)
Cumulative translation adjustment 	                 154             154

Total shareholders' equity (deficiency)	          (3493)          (2415)

Total liabilities and shareholders' equity	 $       618         $  1949

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

The revenue, after deducting operating expenses, has been used to pay down the secured debt. While the Accounts Receivable is still at $333,000, Coast Business Credit, the secured lender of the Company has determined it will not be sufficient to pay back the current debt of $52,300. Then the Company quickly sought buyers for the Company who will advance Company needed legal fees for Chapter 11 filing. The offer of $200,000 including legal fees, from a potential buyer of the Company will allow some return to the creditors of the Company. The Company plans to accept the offer, file Chapter 11 and to be sold in the near future. However there can be no assurance the buyer will consummate the offer.

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