Form 10-K
period 1999-12-31
PHOTONICS CORP
filed 2000-04-14
CIK 912844

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   10-KSB

          [X] Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/99.

Commission File Number ______________


                             Photonics Corporation
-------------------------------
               (Name of Registrant as Specified In Its Charter)

	California						      77-0102343
      ---------						     -------------
(State of Incorporation)				(IRS Employer Number)

1222 Alderwood Avenue,                                408-745-9318
Sunnyvale, California  94089
(Address of principal executive offices)           (Issuer's telephone
                                                           number)

Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12 (g) of the Act: none

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

Yes  (X)                 No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]                    No ( )

State issuer's revenues for the most recent fiscal year:

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999 was $ 531,920. The market value is based upon the average bid price of the Common Stock of $ 0.14 per share on December 31, 1999.

The Company had 4,336,186 shares of common stock, par value of $ 0.001 per share, outstanding as of December 31, 1999.

INDEX

Part I
	Item 1   Business                                    5
 		General                                        5
	Products and the Market                              5
	The Competition                                      6
      	Intellectual Property                          6
            Manufacturing and Suppliers                    6
       	Patents and Licenses                           6
		Significant Customer                           7
		Backlog                                        7
		Employees                                      7

	Item 2
            Properties                                     7

	Item 3
            Legal Proceedings                              7

	Item 4
            Submission of Matters
            to a Vote of Security Holders                  8

Part II
 	Item 5
             Market for Common Equity                      8

	Item 6
             Management's Discussion and Analysis          9
             Liquidity and Capital Resources               11
   		Other Matters                                  12

	Item 7
            Financial Statements                           12

      Item 8
            Changes in and Disagreements
            with Accountants on Accounting
            And Financial Disclosures                      12

Part III
    	Item 9
             Director, Executive officers,
             Promoters and Control Person:
             Compliance with Section 16a of
             the Exchange Act                              12

             Indemnification Agreement                     13
 	Item 10
             Executive Compensation                        13
             Board of Director's Report on
             Repricing of Options/SARs                     14

      Item 11
             Security Ownership of Certain
             Beneficial Owners and Management              14

      Item 12
             Certain Relationships and
              Related Transactions                         15

      Item 13
              Exhibits and Reports on Form 8K              16

	Signature Page                                       16

	Quarter 4 Income Statement Comparison                16

Introduction

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

Part I
Item 1.    Business

General

Photonics dba Data Technology resulted from the merger of Photonics Corporation and DTC Data Technology Corporation in 1996. Shortly after the merger, the Company focused on IDE, SCSI, I/O and BIOS upgrade business of IBM compatible personal computer.

As DTC is a well-known brand name and has established sales channels, while the legal name of the company is Photonics Corporation, the company is doing business as DTC Data Technology. For brevity sake, the Company is herein after referred to as DTC or the Company.

The acquisition of DTC was consummated on March 5, 1996. The agreement as ratified by DTC Data Technology Corporation's Shareholders at their meeting held on February 6, 1996, specifies "The Board of Directors of DTC would file a Certificate of Dissolution in the state of Delaware after consummation of the Acquisition. Thereafter, DTC shall continue for a term of three years or longer". The dissolution is complete, the conversion of DTC stock to Photonics stock is affected at a conversion rate of 0.147853. All calculations of beneficial ownership, exercise and conversion of all outstanding options, warrants and other right to purchase shares of common or preferred stock uses this multiplier as though the dissolution had in fact occurred. The Company started conversion of DTC Data Technology shares to Photonics shares during March 2000, handled by Corporate Stock Transfer of Denver, Colorado.

Products and the Market

The Company markets and sells IDE, I/O, BIOS upgrade, and SCSI products for IBM compatible PCs to Value Added Resellers (VARs), and System integrators through distribution and retailers for the upgrade after market.

Integrated Device Electronics ("IDE"), and Input and Output ("I/O") adapters connect between a PC's central processing unit and the storage devices such as floppy and hard disks, CD-drives and other peripheral devices such as printers, scanners, and digital cameras. The IDE I/O add on card business has declined to less than $50 million dollars per year as newer PCs have these functions built in on the mother boards and seldom need additional add on cards.

The BIOS upgrade allows older machines to access large disks and/or be
Y2K compliant.   While the Y2K market was strong for 1999, it died
after the New Year 2000.

Small Computer System Interface (SCSI) controller, due to its high performance, and high connectivity, is the controller of choice for high-end personal computers, engineering work stations, Internet and enterprise file servers. The market is about $1 billion and is dominated by Adaptec with over 70% of the market share. After a flat year in 1998, this market resumes its growth at double digit rate.

During first half of 1999, the company introduced several new PCI I/O products, and a family of Y2K BIOS compliant upgrade products by adding Y2K BIOS firmware to the older products. However, due to financial difficulties, no new products were introduced in the second half of 1999, and those new products introduced were not adequately supported.

The Competition

As the IDE I/O market declined, many vendors have dropped out of this market. Due to lack of R&D funds, DTC plans to remain in that market place until an alternative market is available. Promise and SIIG compete with the Company's I/O and IDE family of products. In the BIOS upgrade market, main competitors are Unicore and AMI. In the SCSI market, Adaptec is the main competitor. The Company's low end Adaptec compatible products sales has declined and level off during 1999. Due to financial difficulties, DTC introduced no new high end SCSI products during 1999.

Intellectual Property

The Company has studied the intellectual property issues and performed patent searches related to the IDE, I/O and SCSI products which it is marketing, and intends to market, and is unaware of any patents or intellectual property owned by any other party which would impede the development or sale of any of its current or planned IDE, I/O, or SCSI products.

Manufacturers

Substantially all of DTC's products are manufactured by companies located in the Far East. One time up to 90% of the Company's products requirements were produced in China by Broadsino Computer Development, Ltd. Of Hong Kong. However, Broadsino filed for bankruptcy during 1999. Company had found an alternative source, ActionMedia, that was formed by a former managing director of Broadsino, K. C. Yeung, who was also a former board member and officer of the Company.

Patents and Licenses

The Company holds various patents. DTC believes, however, that much of its important technology resides in its proprietary hardware, software and trade secrets. Due to lack of funds, the Company let several patents expired after failing to sell them and did not have the funds to maintain them.

Certain technologies are licensed to DTC from third parties.  Those
                                  -6-
licenses are generally perpetual, worldwide and, DTC believes, on commercially reasonable terms.

Significant Customer

During the fiscal year ended December 31, 1998 Ingram-Micro accounted for approximately 47% of net sales with D&H Distribution accounted for approximately 21% of net sales. However, Ingram Micro has indicated its intention to terminate its relationship with the Company due to low level of sales of the Company's products.

Backlog

DTC does not believe that its backlog is a meaningful indicator of future sales. It is common industry practice for purchasers of DTC's products to issue purchase orders on a month to month basis rather than contract for delivery of products over an extended period of time. DTC's sales are primarily made pursuant to purchase orders and contracts which are consistent with common industry practice, and may be canceled or modified by customers to provide for delivery at a later date with little or no penalties.

Employees

As of December 31, 1999 DTC employed 2 full time employees. One of the employees works in the warehouse, shipping and receiving area, and the second employee performs the necessary task of book keeping and other office work. James T. Koo, the former CEO works as a non-paid consultant for orderly winding down the business and selling of the Company as well as technical support of the current products sold.

Item 2.  Properties

To reduce expenses, the Company has moved from a 15,000 square foot facility in San Jose, Ca. to a 2,200 square foot building in Sunnyvale, California in Aug 1998. Most office furniture and non-immediately sellable inventories were sold off. The current monthly rental, including common area maintenance, is approximately $2,800.

Item 3.  Legal Proceedings

During 1999, two former employees filed claims against the company involving claims whereby the company did not have the money to pay the vacation pay earned, when they were laid off. One of the two employees also filed sexual harassment and discrimination charges against the Company. Company has settled both cases by paying their vacation pay and a month salary penalty in March 2000.

Insight Electronics Distribution, Danka Financial, Bay Alarm, and Innovative Vanguard, are former vendors and a sales representative of the Company, all have filed legal claims against the Company. Due to financial difficulties, the Company did not have the legal resources to defend itself. Several of these cases are pending, while two (Bay Alarm and Innovative Vanguard) default judgments have been issued against the Company.

At the end of Dec. 31, 1998, there was no further legal action pending, however, due to the fact that the Company was not able to meet the back payment to vendors, additional suits may be filed against the Company. However, all vendors and other debt holders are being negotiated with at the present time.

Because the Company no longer carries director and officers insurance, all directors and officers have resigned as of June 1999, except the Corporate Secretary.

Item 4.  Submission of Matter to a Vote of Security Holders

No matters were submitted during the year of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity

The Company's Common Stock trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol: PHOX for Photonics Corporation and under the symbol DTEC for the pre-merger DTC Data Technology Corporation. DTC Data Technology was legally dissolved as a Delaware corporation in March 1999. Its stock symbol has been taken over by a new company, Delano Technology in Feb. 2000. The Company is converting all the DTC shares to Photonics shares in March 2000.


Fiscal Yr. End 12/31/97            HIGH          LOW
First Quarter                      .875	       .050
Second Quarter                     .4375         .050
Third Quarter                      .4375         .027
Fourth Quarter                     .375          .020

Fiscal Yr. End 12/31/98
First Quarter                      .75           .03
Second Quarter                     .75           .04
Third Quarter                     1.125          .04
Fourth Quarter                     .625          .03

Fiscal Yr. End 12/31/99
First Quarter                      .3125         .03
Second Quarter                     .25           .03
Third Quarter                      .25           .03
Fourth Quarter                     .25           .03


The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future. As of December 31, 1999, the Company had preferred dividends in arrears greater than 12 months due of $443,414. These dividends in arrears are expected to be settled via the issuance of common stock. The Company currently does not anticipate paying any cash dividends in the foreseeable future.

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

The Company's revenues in fiscal 1999 decreased to $0.72 million, a 77% decline from 1998 revenues of $3.484 million. Massive inventory write off resulted from the Company's move to a much smaller headquarter space during the year. This move negatively impacted the Gross Margin and made it meaningless for detailed discussion.

Due to lack R&D in a rapidly changing market of Personal Computer, the Company's products quickly become non-competitive or obsolete.
Approximately 34% ($0.263 million) sales during 1999 were derived from Company's Y2K solutions for PCs. The sales for these products stopped after January 1, 2000.

Also because lack of funds for needed inventory for sales, customer orders have not been filled. Combined with lower overall sales, Ingram Micro and Merisel, two largest customers of the Company representing approximately 47% and 9% of Company's 1999 sales, have informed the Company of their intention to terminate their relationship with the Company. Other small customers also left the Company due to obsolete products and slow or non-delivery.

Due to continued loss, failure to find additional funds, the Company decided to cease its operations and laid off most of its employees in June 1999. The Company has retained Mr. James T. Koo, the former CEO, as a non-paid consultant to an orderly shut down and sell the business. Effective June 23, 1999, Registrant's board of directors and officers, except Board Secretary, resigned.

The Registrant has been following this procedure rather than filing for Chapter 7 in order to maximize return to creditors. Should creditors not go along with the procedure and individually attempt to seize assets through writs of attachments or like devices the Registrant would intend to file for Chapter 7, which Registrant believes, would cause all creditors to receive less.

Since July, Coast Business Credit ("Coast"), the secured asset lender has requested all customers of Company to send payments directly to Coast, and then it advances needed operating expenses to the Company. The Registrant had approximately $ 531,817 of Accounts Receivable, approximately $22,760 of secured bank debt at the end of Oct. However, in November 1999, Coast questioned the quality, and determined the Accounts Receivable of the Company will not be able to pay back the bank debt, and had decided to stop advance to the Company unless a personal guarantee was in place. Consultant James T. Koo had to provided needed personal guarantee for the funds advanced the Company. This loan was finally paid off on Nov. 31, 1999. However, in Feb. 2000, Coast claimed the auditing fee and the legal expenses involved in the personal guarantee exceeded the $3,000 withholdings by $1,200 and refused to remove the UCC claim. This is being disputed by the Company.

In July, a potential buyer of the Company was identified if all creditors would accept $0.15 for every dollar owed. However the Company failed to obtain an affirmative answer from a major creditor, CompUSA. After three months of waiting, several creditors have since resumed legal claims against the Company.

Starting November 1999, the Company decided to seek a buyer for the Company after Chapter 11 reorganization. In December, an offshore potential buyer had been identified who has offered $200,000 for the Company, included in this the legal expenses needed for reorganization, Mr. Koo to stay on for an unspecified time and an investment of $50,000 or more.

During February 2000, days before the Company plans to file Chapter 11, the Company was contacted by and reached an initial, non-binding agreement to acquire RealEstate4Sale.com(RE4S). Subject to shareholders approval, when the acquisition is completed, RE4S shareholders will own 85% of the Company on a fully diluted basis, including conversion of a majority of the Company's debt to stock through a convertible debenture. Other major terms and conditions including all the former Board Member, officers, and major shareholders will agree to hold their stock holdings for a minimum period of six months, and more than 85% (value of the debt) of the current debt holders will accept a discount payment of .45 shares of Company's common stock for each $1.00 debt. And the management of the Company will sell off the DTC business with the proceeds benefiting Debt Holders of the Company.

RealEstate4Sale.com started in May of 1999. It is an Internet based company focusing on business-to-business commercial real-estate listings and related business advertising.
James Vaughn, Chairman of RE4S, Thomas Bailey, President, CEO of RE4S, Joseph F. Langston, VP, CFO, and director of RE4S, J. Doyle, Director of RE4S together with James T, Koo, the former CEO of Photonics will be recommended for forming the new Board of Directors of the Company after the acquisition. The current executive officers of RE4S to expected to assume the executive officer positions of the Company.

As part of this acquisition agreement, to allow the merged company to focus on Internet and real-estate business, at the request of RE4S, Mr. James T. Koo purchased the remaining DTC business with all associated tangible and intangible assets and current liabilities for $75,000 in cash paid to the Company. The sale was effective as of December 31, 1999, and provides the Company with funds for legal and auditing fees relating to the acquisition of RE4S. The Company is still actively soliciting other offers.

To avoid any failure resulting from a major creditor not accepting the conversion of debt to common shares and at the request of RE4S, Mr. James T. Koo agreed to indemnify the Company, conditioned upon and following the acquisition of RE4S, for cash claims from existing creditors of the Company above $500,000 for a period of one year.
The indemnity is limited to an amount equal to and is secured only by Mr. Koo's holdings of stock in the Company. Such holdings total over 500,000 shares. In exchange for the indemnity, Mr. Koo will receive approximately 193,000 shares of addition common stock of the Company as part of the acquisition transaction.

Since this acquisition agreement is superior to the offer from the offshore buyer, the company has stopped purchase discussions with him, and the Chapter 11 filing; but has been actively pursuing the acquisition of RE4S. However, no assurance can be given that the acquisition will complete. Failure to consummate this acquisition, the only alternative for the Company will be filing Chapter 7 for liquidation. The Company estimates after paying off the priority employee payroll and vacation debt, the unsecured debt holder will receive less than two cents ($0.02) for every dollar of debt. No assurance can be given that there will be funds generated to pay any person. Registrant does not expect its shareholders to obtain any monies if it is required to file liquidation.

The proposed acquisition, sale of DTC, election of directors and other matters will be in a forth coming proxy for shareholders approval in a shareholder's meeting.

Year 2000
The Company did not suffer any internal Year 2000 issues from its own information system, databases, programs and communication equipment. Additionally, it is our belief that the Company's hardware and software are Year 2000 compliant.

The Company has not suffered any adverse effects on the Company's operations for the year 2000 readiness of key distributors, suppliers, customers, vendors and financial service organizations.

The Company introduced a line of new products of PC based Y2K BIOS upgrade during 1999. The sales of this product dropped significantly since the first of the year 2000.

There can be no assurance, however, that there will not be a delay in, or increased costs associated issues related to Year 2000 still unknown to the Company at this time, and potential impact and related costs are unknown at this time.

Liquidity and Capital Resources
The Company has working capital of $.075 million and its current liabilities exceed its current assets by $4.3 million. During the first quarter of 1999, the Company retained Hagerty Steward, an investment banking firm, and Donald Yu, a financial adviser to raise capital and arrange a new loan for the Company. Both attempts failed. Liquidity and capital resources of the Company became non-existent at December

31, 1999. It is management's opinion that unless the above discussed acquisition of RE4S is completed; the only alternative will be for the Company to file either Chapter 11 for reorganization or Chapter 7 liquidation.

Other Matters

To reduce cost, the Company decided to change Company's independent public auditor from BDO Seidman to Hein and Associates, LLC of Dallas Texas.

On Aug. 1, 1999, to reduce operating the expenses, the Company moved to smaller quarters at 1222 Alderwood Av., Sunnyvale, CA. 94089. The Company is no longer able to maintain the old mainframe based MIS system and installed a PC based MIS system for the Company's financials. This together with change of financial personnel, and document filing system may cause auditing difficulties at the year-end.

The Asian financial crisis impacted the Company negatively as two major vendors of the Company went bankrupt in Asia, including Actionwell, which supplied 90% of Company's products and provided major share of business credit to the Company. Managing Director of Actionwell, K. C. Yeung was a board member and officer of the Company.

Item 2.1  Financial Statements

The financial statements and supplementary data provided pursuant to this Item are not available in final audited form as of the date hereof.

Item 8. Changes in and Disagreements with Accountants of Accounting and Financial Disclosure

No Change

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16a of the Exchange Act

The following table sets forth certain information with respect to the executive officers and directors of the Company. All board member and officers of the Company resigned on June 23, 1999. Before resignation, the Board appointed Mr. James T. Koo, the former CEO of the Company to an orderly shut down and sell the Company.

Name                                                Age
Position with the Company

James T. Koo                                 59	Managing Consultant

Mr. Koo is an unpaid consultant of the Company. He served as the President and member of the Board of DTC since 1994. From 1992 to 1994 he was a Vice President of Qume Corporation and General Manager of DTC Data Technology Corporation, then a wholly owned subsidiary of Qume

Corporation. Prior to joining DTC, Mr. Koo was with Mosel-Vitelic, a developer and manufacturer of memory integrated circuits, from 1984 until April 1992. There he held several positions including Senior Vice President of Engineering, Operations, Marketing, Marketing and Sales of Taiwan Operations, and other management positions.

Indemnification Agreement

The Company's Articles of Incorporation and Bylaws provide for indemnification of the officers and directors of the Company to the full extent permitted by law. The General Corporation Law of the State of California permits a corporation to limit under certain circumstances, a director's liability for monetary damages in actions brought by or in the light of the corporation. The Company's Articles of Incorporation also provide for the elimination of the liability of directors for monetary damages to the full extent permitted by law.

However, as all the Board of Directors and Officers of the Company have resigned, the Company no longer carries director and officers' insurance. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company as to which indemnification is sought, nor is the Company aware of any threatened litigation or proceeding that may result in claims for indemnification.

The Company understands that the staff of the SEC is of the opinion that statutory, charter, and contractual provisions as those described above have no effect on claims arising under the federal securities laws. The Company is not aware of any material threatened or ongoing litigation or proceeding, which may result in a claim for such indemnification

Item 10.  Executive Compensation

Executive officers having cash compensation in excess of $100,000 paid or accrued for services rendered during the years ending December
31,1998 and December 31, 1999 are as follows:

                           Compensation        Long Term Compensation
   Name and       Year     Salary  Bonus         Stock Option  All Other
Prin. Position   Ending    $  (3)  $              Award          $  (2)
                                                  Shares (1)
James T. Koo, 12/31/99       0      0                0              0
Pres,CEO,Dir. 12/31/98     124,744  0             5,000   	      2,000


1.	In fiscal 1998 an option to purchase 5,000 shares of Photonics was awarded to Mr. Koo and to each of the Directors who had served on the Board for a full year. These options were granted in appreciation of the time and effort afforded to the Company by the Directors who serve without remuneration. As of December 31, 1999, all outstanding options of Mr. Koo have expired.

2.	Mr. Koo was a participant in the DTC 401(k) shared savings plan during 1998. The Company, as provided for in the 'employer match' provision of the plan, contributed $2,000.

3.	The salary compensation reflected a temporary 10% salary reduction instituted during the year 1998. Starting Nov. 8, 1998, Mr. Koo has been working without pay due to financial difficulties of the Company.

4.   Company Executive Officers exercised no stock options during 1999.

5.   Board of Director's Report on Repricing of Options/SARs

Item 10. There was no repricing of options/SARs during the year ended Dec. 31, 1999. All outstanding options of the Company, included those granted to all employees, officers and board directors have expired as of December 31, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth the shares of the Company's Common Stock beneficially owned on December 31, 1999, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) by each of the former directors,
(iii) by each of the former executive officers listed in the Summary Compensation Table for 1999, and (iv) by all former directors and officers as a group. The options, warrants and common and preferred stock represented in this table reflect the 1 for 7 reverse split of Photonics stock with became effective February 9, 1996 prior to the finalization of the merger.


The acquisition of DTC was consummated on March 5, 1996. The agreement as ratified by DTC Data Technology Corporation's Shareholders at their meeting held on February 6, 1996, specifies "The Board of Directors of DTC would file a Certificate of Dissolution in the state of Delaware after consummation of the Acquisition. Thereafter, DTC shall continue for a term of three years or longer". The dissolution is complete, the conversion of DTC stock to Photonics stock is affected at a conversion rate of 0.147853. All calculations of beneficial ownership, exercise and conversion of all outstanding options, warrants and other right to purchase shares of common or preferred stock uses this multiplier as though the dissolution had in fact occurred.

                             Shares
                          Beneficially     Note #          Percent
Beneficial Owner             Owned           (1)            Owned
David S. Lee,
Chairman of the Board       1,106,521                  	17.5%
c/o Photonics Corporation
1222 Alderwood Avenue,
Sunnyvale, CA 94089

Broadsino Computer
Development, Ltd. (2)        891,412                         13.7%
K.C. Yeung
Room 1101, 1103
and 1104 Star Center
443-451 Castle Peak Road
Kwai Chung NT, Hong Kong

Domex Technology
Corporation                   779,612  	                   11.7%
No. 2, Technology Rd. 1,
Science-Based Industrial Park
Hsinchu, Taiwan, ROC

James T. Koo, President       536,762  	                    8.1%
c/o Photonics Corporation
1222 Alderwood Avenue,
Sunnyvale, CA 94089

Robert P. Dilworth,
Director                        15,491  	                      *
c/o Photonics Corporation
1222 Alderwood Avenue,
Sunnyvale, CA 94089

John Miao, Director             155,000		                2.3 %
c/o Photonics Corporation
1222 Alderwood Avenue,
Sunnyvale, CA 94089

All Officers and Directors
as a group (5 persons)         2,710,288                        40.6%
* Denotes less than 1%

1.	Percentage calculations are based upon 4,336,186 shares of
Common Stock, 2,328,136 shares of Preferred stocks.  All
warrants or options have expired as of December 31, 1999.
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common and Preferred Stock and options or warrants to purchase stock.
2.	Broadsino filed for bankruptcy at the end of 1999.  UCO Bank Hong
Kong took over the ownership of both common and preferred shares previously owned by Broadsino in 2000.

	Percentage calculations are based upon 4,336,186 shares of Common Stock, 2,328,136 shares of Preferred stocks. All warrants or options have expired as of December 31, 1999.

Item 12.  Certain Relationships and Related Transactions

A former member of the Board of Directors and Vice President of DTC Hong Kong (See Item 11, note 6) is also President of the Company's prime subcontractor, ActionMedia, for the production of the Company's storage controllers, which meets approximately 90% of the Company's
product requirements.   ActionMedia filed bankruptcy in 1999.

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

Item 13.  Exhibits and Reports on Form 8-K

EXHIBT II
                       Computation of Earning per Common Share
                         December 31,          December 31,
                           1999		         1998
Weighted Average
Common Shares
Outstanding              4,336,186              4,485,595

Net <loss> income       <$1,416,000>           $<2,706,000>

Basic <loss> earnings
per common share          $    <.32>           $    <0.60>

Exhibit 2.1 Plan of Acquisition, Reorganization, etc.
The Company transferred all assets of its operating division, DTC data technologies, to Sunnyvale Technologies Corporation and sold 90% of Sunnyvale Technologies Corporation. See Management
Discussion and Analysis above.

Exhibit 27.1 Financial Data Schedule

The Company filed a Form 8-K on June 25, 1999 reporting the Company's decision of cease operation and sale of the Company.

The Company filed a Form 80K on April 12, 2000 reporting a change in Auditors, Sale of Sunnyvale Technologies and change of location for The corporate headquarters.

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photonics Corporation

/s/ Koo

__________________________________
James T. Koo
Managing Consultant
Dated:  April 14, 2000
Sunnyvale, California