Form 10-Q
period 2000-03-31
PHOTONICS CORP
filed 2000-05-16
CIK 912844

FORM 10-Q
              	SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON, D.C.  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
        For the Three Month period ended March 31, 2000

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
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 2000 was 4,396,271 shares.

                           PHOTONICS CORPORATION

                    For the quarter ended March 31, 2000

                                     INDEX
                                                              Page Number
INTRODUCTION PHOTONICS CORPORATION
Introduction									                                              2

The Market 									                                               2

Products									                                                  2

Intellectual Property 								                                     2

Current Developments 							                                       3

PART I FINANCIAL INFORMATION 							                               4

ITEM I	Interim Financial Statements

Consolidated Balance Sheet as of
March 31, 2000 and March 31, 1999	                                 5

Consolidated Statements of Operation
For the Three months and Six months
ending March 31, 2000 an March 31, 1999	                           6

Consolidated Statement of Cash Flows
For the Six months ending March 31, 2000 and March 31, 1999        7

Notes to Consolidated Financial Statements                         8

ITEM 2 	Management's Discussion and Analysis of Financial
Condition and Results of Operations					                           9

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings 						                                   10

ITEM 2	Changes in Securities						                                10

ITEM 3	Defaults Upon Senior Securities 				                       10

ITEM 4	Submission of Matters of a Vote of Security Holders 	      10

ITEM 5	Other Information 						                                   10

ITEM 6	Exhibits and Reports on Form 8-K				                       10

SIGNATURE                                                         10



INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

General

Photonics resulted from the merger of Photonics Corporation and DTC Data Technology Corporation in 1996. The Company's focus was in the IDE (Integrated Device Electronics), SCSI (Small Computer System Interface),
I/O (Input and Output), and BIOS (Basic Input and Output Systems) upgrades add on card business for Personal Computers. During the first quarter 2000, Photonics signed a letter of intent for acquiring Real Estate 4 Sale.com
(RE4S). RE4S is a Internet based commercial real-estate listing service provider. When the merger is completed, RE4S shareholders will own 85% of the Photonics Corporation. Preparing for the pending acquisition, the Company incorporated a new company, Sunnyvale Technology Corp., a Texas corporation, and transferred all the tangible and intangible assets of the Company including the trademark DTC, the name DTC Data Technology, and
associated business into Sunnyvale Technology Corp.   The Company then sold
90% of Sunnyvale Technology to the former CEO of Photonics Corporation for $75,000 cash plus the assumption of certain liabilities effective December 31, 1999 to raise needed money for auditing and other legal fees relating to the pending acquisition of RE4S. The transfer of assets into Sunnyvale Technology Corp and subsequent sale of 90% interest in Sunnyvale Technology Corp has removed Photonics Corporation from transacting any commercial business. The Company intends to declare a stock dividend to distribute it's 10% holding in Sunnyvale Technology to its shareholders following the election of a new board of directors and the approval by the new board of these actions.

The Market

The Company transacts no commercial business.

Products

The Company has disposed of all of its product and product rights as part of the sale of Sunnyvale Technology Corp. The Company is not developing any new products.

Intellectual Property

The Company has sold all its intellectual properties as part of the sale of Sunnyvale Technology Corp.

Current Developments
On June 21, 1999, the Company's board of directors voted to shutdown the business. The Board also hired James T. Koo, formerly Company's CEO and President, to serve as a consultant at no pay, to attempt to find a buyer for the Company, to sell all possible assets and then to shut down the business.

Effective June 23, 2000, Company's board of directors and officers resigned.

The Company has been following the procedure outlined above in order to avoid filing for protection under bankruptcy and in order to maximize the return of money to creditors.

Should the Company seek protection under bankruptcy, which, the Company believes, will cause all creditors to receive less than $0.02 per dollar debt, no assurance can be given that there will be funds available to pay any person. In this event, the Company does not expect its shareholders to obtain any monies.

During the month of Feb. 2000, the Company signed a letter of intent to acquire RE4S, a Internet listing and service provider to real-estate professionals. When the acquisition is completed, the shareholders of RE4S will own 85% of the resulting company. As part of agreement, the Company will seek to have all of its preferred shareholders convert their Series A preferred shares into common shares and to have a minimum of 85% (dollar amount) of creditors and debt holders convert their debt into common shares at a rate of .45 shares per dollar of debt or reach a cash settlement on terms that are acceptable to RE4S. The agreement further specifies the selling of the Company DTC division's business for $75,000 cash and the assumption of current liabilities in order to meet the merger/acquisition expenses, and requires a personal indemnification for a year against cash claims in excess of $500,000 from the current creditors who do not reach a settlement agreement that is acceptable to RE4S.

Since signing the letter of intent for acquiring RE4S, the Company has been working diligently towards this goal, including having the Company financial statements audited, obtaining agreements from all the preferred shareholders to convert all the preferred shares to common shares and obtaining settlement agreements from all the debt holders.

The Company has incorporated Sunnyvale Technology Corp. in Texas, transferred all the tangible and intangible assets, including the trademark DTC into this entity and has sold 90% of this company for $75,000 cash plus the assumption of certain liabilities to James T. Koo, the former CEO of the Company. The proceeds from the sale are being used for the payment of legal, accounting and other expenses relating to the pending merger/ acquisition. The former CEO further agreed to indemnify the Company for one year following the acquisition against cash claims from former debt holders who failed to reach a settlement on terms acceptable to RE4S, for any total amount that exceeds $500,000. The security for such indemnity is limited to the amount of Mr. Koo's stock holdings in the Company (518,960 shares). In exchange for this indemnification, the Company will issue to James T. Koo approximately 194,353 shares of the common stock that would have been issued to one of the creditors who has not agreed to convert its debt to equity.

Starting March, the Company commenced converting DTC shares into Photonics shares preparing for the pending merger/acquisition.

To reduce costs, and in preparation for the pending merger/acquisition, the Company changed it's auditor from BDO Seidman to Hein and Associates of Dallas, Texas. However, due to change of personnel at the Company, the relocation of the Company headquarters and the new auditor, the auditing process has been delayed. The resulting delay caused the Company to file it's December 31,1999 10K without audited financials. An amended 10K including audited financial statements will be filed soon.

During the month of April, all preferred shareholders have converted their preferred shares to common shares. Over 85% of the creditors and debt
holders have reached agreements that are acceptable to RE4S.   Thus, the
Company has met all of the major terms specified in the merger/acquisition agreement with RE4S.

The Company is preparing the Proxy Statement for coming shareholders' meeting planned for June 2000.

PART 1       FINANCIAL INFORMATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information disclosed not misleading. It is suggested that the condensed consolidated interim financial statements be read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-K for the year ended December 31, 1999.

The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for a full year.

                               PHOTONICS CORPORATION
                             Consolidated Balance Sheet
                               (Amounts in thousands)

                                    	    March 31,     March 31,
                                                2000             1999
                                            (Unaudited)     (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                          73                 6
Accounts Receivable less reserves                   0               427
Other Receivables 		                                0                 0
Inventories, net	                                   0               327
Prepaid expenses and other current assets           0                47

Total current assets	                              73               807
Furniture and equipment, net		                      0                18
Other Assets		                                      0                15
Total Assets                                       73               840

Liabilities and shareholders equity (deficiency)
Current Liabilities:
Note Payable - AR Credit Line	                      0               125
Due to Related Parties	                          2347             2075
Accounts payable	                                1617             1669
Accrued liabilities	                                0              328
Other								                                     157                0
Total current liabilities 	                      4121             4197
Deferred Taxes		                                    0                0
Total Liabilities	                               4121             4197

Minority interest in subsidiaries		               125              125
Shareholders' equity (deficiency):
Common stock 	                                  44096            44096
Treasury stock                                      0                0
Capital subscription                             2754             2339
Accumulated deficit 	                          (51023)          (50070)
Cumulative translation adjustment 	                 0              154

Total shareholders' equity (deficiency)	        (4173)           (3481)

Total liabilities and shareholders' equity	    $   73            $ 840

The accompanying notes are an integral part of these consolidated financial statements.

                            PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                    				 Three months ended Sept. 30,
								2000           1999
				                      (Unaudited)   (Unaudited)
REVENUES:
  Net Product Sales  					$       0      $   446
  Cost of Revenues      				      0          361
				                      ----------      ----------
  Gross Profit          				      0           85

OPERATING EXPENSES:
  Research and development 					  0           54
  Selling, general and admin    		4          151
					                      ----------      ----------
  Total operating expense         4          205

 Income (loss) from operations   (4)        (121)

OTHER INCOME (EXPENSE):
  Interest income       				      2            0
  Interest expense     					    (99)         (80)
  Other Income    				     	      0            0
  Other expense    				         (58)           0
					                       ----------      ----------
 Total other income (expense)  (155)         (80)
 Provision for taxes 			 	        0            0

Net income (loss)					        $(159)       $(201)

Net income (loss) per share    (.04)        (.04)
           					           ==========     ========

Shares used in per
share calculation 		        4,396,271     4,396,271
                            ==========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOTONICS CORPORATION
                                  FORM 10-QSB
                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)

                                        Three months ended March 31,
                                          2000                1999
                                       (Unaudited)          (Unaudited)
                                       -----------          -----------
Cash flows from operating activities:
   Net income (loss)                   $     (159)            $   (201)
   Adjustments to reconcile net cash
   used in operating activities:
   Depreciation                                 0                    3

Changes in operating assets and liabilities:
     Accounts Receivable                        0                  (62)
     Inventories                                0                   23
     Deposits and prepaid expenses              0                   12
     Accounts payable                           0                  219
     Due to Related Parties                     0                   26
     Accrued Liabilities                        0                  (44)
     Other						                              157	                   0
Net Cash Provided by (used for) Operations $  157           $      (24)
                                            =====             =========
Cash flows from Investing Activities:
    Sale (Purchase) of Property
    and Equipment                             ( 0)                 (0)
Net Cash used in Investing Activities      $  ( 0)           $     (0)
                                              =====             =========
Cash Flows from Financing Activities:
  Proceeds from Capital Stock Subscription      0                   0
  Net Borrowings (Repayments) under Bank Lines  0                 (22)
  Borrowing (repayments of other debt ), net    0                   0
  Other Equity Transactions, net                0                   0
Net Cash provided by (used for) Financing       0             $   (22)
                                             =====             =========
Net increase (decr.) in Cash and Cash
  Equivalents                                  (2)                (46)
Cash and Cash Equivalents Beginning of
  Period                                       75                  76
Cash and Cash Equivalents at end of
  Period                                    $  73             $     6
                                             =====             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                   (Unaudited)

1.  Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. The minority interest represents the minority stockholders' proportionate share of Sunnyvale Technology Corporation, Qume Taiwan and Data Technology Hong Kong Ltd., which is 0.6% and 1%, respectively.

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

5. Due to Related Parties
All of the directors and officers of the Company have resigned. For comparison purpose, the amount owed to the past directors and officers or surviving parties are shown here.

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

Without the merger with RE4S, the only choice of the Company is filing bankruptcy with less than $0.02 per dollar for all creditors, and debt holders, and no money for shareholders. Therefore the Company has put all its energy for the pending merger acquisition.


The Company has succeeded in having all of its preferred shareholders convert to common shares and obtaining the consent of 85% of the Company's creditors and debt holders to settlements agreements that are acceptable to RE4S. Therefore the Company has met the financial terms set by RE4S for the pending merger/acquisition, and will seek shareholders approval in the coming shareholders meeting planned for June 2000. However, either party of a merger/acquisition can withdraw and they often do, shareholders or board of directors of either of the companies can disapprove the pending merger/ acquisition, and they often do, there are no assurance the pending merger acquisition will consummate.

Year 2000

To the Company's best knowledge, the Company has suffered no adverse effect of Y2K problems. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of any changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

Liquidity and Capital Resources

Liquidity and capital resources of the Company continue to decrease during the quarter. After selling of Sunnyvale Technology Corp. the Company has $75,000 cash, and there are no other expenses besides legal, auditing and other expenses associated with the pending merger/acquisition. The Company believes this $75,000 will be adequate for the legal, auditing and other needed funds for completing this merger/acquisition. However, the Company cannot make assurances that this small amount of cash will be adequate, especially since complications can and often do occur. Should the pending merger/acquisition fail, the only course for the company to follow is to file bankruptcy.

PART II      OTHER INFORMATION

ITEM 1     Legal Proceedings

No new legal claims were filed against the Company during this quarter. Insight Electronics, Innovative Vanguard, Danka Financial Services, and ACI Electronics have filed claims against the Company. The Company has reached settlement agreements with most of them acceptable by RE4S.

Two ex-employees of the Company filed complaints with State of California, department of Labor last year for not receiving the full wages due when terminated. The Company has settled both cases by paying salaries of up to 28 days to each of the two employees.

An ex-employee of the Company has filed complaints with State of California last year for sexual bias and sexual harassment. The Company, although considering the case without merit, has settled the case with the payments of the salary penalty described in the paragraph above, with no additional cash outlay.

ITEM 2     Changes in Securities
None

ITEM 3      Defaults Upon Senior Securities
None

ITEM 4       Submission of Matters to a Vote of Security Holders

The Company is preparing the Proxy Statement for coming shareholders' meeting planned for June 2000 for approving the pending merger/acquisition, issuance of additional stocks for acquiring RE4S, sale of Sunnyvale Technology, election of the new board of directors, and other issues may come to the attention of the Company.

ITEM 5     Other Information

Not applicable

ITEM 6     Exhibits and Reports on Form 8k

Exhibit 27.1    Financial Data Schedule

The Company filed a Form 8-K on April 12, 2000 reporting a change in Auditors, Sale of Sunnyvale Technologies and change of location for The corporate headquarters.

The Company filed a Form 8-K/A on April 20, 2000 containing the consent letter from the former Auditors.

SIGNATURE
Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION
DATE:    May 15, 2000
BY:   /s/ James T. Koo
Acting Chief Financial Officer