Form 10-K/A
period 1999-12-31
PHOTONICS CORP
filed 2000-06-21
CIK 912844

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              FIRST AMENDMENT
                                   10-KSB

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

The Company had 4,396,271 shares of common stock, par value of $ 0.001 per share, outstanding as of December 31, 1999.

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

Significant Customer
During the fiscal year ended December 31, 1998 Ingram-Micro accounted for approximately 47% of net sales with D&H Distribution accounted for approximately 21% of net sales. However, Ingram Micro has indicated its intention to terminate its relationship with the Company due to low level of sales of the Company's products. Ingram-Micro has, subsequent to the original filing of the Company's 10-K Annual Report, terminated the relationship.

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

Since July, Coast Business Credit ("Coast"), the secured asset lender has requested all customers of Company to send payments directly to Coast, and then it advances needed operating expenses to the Company. The Registrant had approximately $ 531,817 of Accounts Receivable, approximately $22,760 of secured bank debt at the end of Oct. However, in November 1999, Coast questioned the quality, and determined the Accounts Receivable of the Company will not be able to pay back the bank debt, and had decided to stop advance to the Company unless a personal guarantee was in place. Consultant James T. Koo had to provided needed personal guarantee for the funds advanced the Company. This loan was finally paid off on Nov. 31, 1999. However, in Feb. 2000, Coast claimed the auditing fee and the legal expenses involved in the personal guarantee exceeded the $3,000 withholdings by $1,200 and refused to remove the UCC claim. This claim has been settled.

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

As part of this acquisition agreement, to allow the merged company to focus on Internet and real-estate business, at the request of RE4S, Mr. James T. Koo purchased the remaining DTC business with all associated tangible and intangible assets and current liabilities for $75,000 in cash paid to the Company plus the assumption of certain liabilities. The sale was effective as of December 31, 1999, and provides the Company with funds for legal and auditing fees relating to the acquisition of RE4S.
The Company is still actively soliciting other offers.
                                -10-

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

Subsequent Events

On May 31, 2000, Photonics Corporation and RealEsate4Sale.com, Inc. terminated the agreement with RealEstate4Sale.com pursuant to the terms and conditions of the February 3, 2000 agreement.

The Company is currently negotiating a definitive agreement (the
"Agreement"), which management believes will be finalized, to merge with the successor company to RealEstate4Sale.com, Inc., REpipeline.com, Inc. ("REP-T") subject to the fulfillment of the following conditions:

(i) Photonics must have has received confirmation from eighty-five percent (85%) of the debt holders of record as of December 31, 1999 to convert their respective debt into common stock of Photonics at a ratio of .45 shares of Photonics common stock for each $ 1 dollar of debt, such debt to be a negotiated amount with each creditor. This condition has been fulfilled by the Company. A representative of REP-T has accepted these approvals and exceptions, as noted in Exhibit A attached to the Agreement. As part of this condition, there exists an understanding between the parties that any non-converted debt of Photonics, including any litigation resulting therefrom will be borne by the Trust account as further described in the Agreement.

(ii) All Photonics Preferred Stock has converted into common stock of Photonics on a 1 to 1 ratio. This condition has also been fulfilled by the Company. The dividends that remain unpaid for the fiscal year ends of 1998 and 1999 will be paid in the form of common stock of the Company at a price of $1 per share of Photonics common stock.

(iii) James Koo will set up a trust account (the "Trust Account") for the purpose of indemnifying REP-T against creditors of Photonics that had unpaid debt as of December 31, 1999 that totaled greater than $500,000.
The Trust Account will have a term of one year and will be funded with his holdings of Photonics shares. In addition, this account will own shares of Photonics allocated to accounts payable and debt holders of Photonics which did not previous elect to convert, or were subject to litigation that was unresolved at the time of the acquisition. During the term of the Trust Account, the shares in the Trust Account can be sold pursuant to instructions by Mr. James Koo, or his designated agent; but no distributions can be made out of the account until released or approved by the Board of REP-T.

(iv) Photonics shareholders must ratify the transfer of the assets and business of the division of Photonics, DTC Data Technology, to Sunnyvale Technology Corporation and the subsequent sale of 90% of Sunnyvale Technology Corporation to James T. Koo for $75,000 plus certain assumed liabilities as of December 31, 1999.

(v) Photonics issue a sufficient number of newly issued common shares to provide such issuance (85% of total issued shares after full dilution) for the acquisition of all outstanding shares of REP-T, Inc.

(vi) Both parties agree to abide by all local, state, federal and securities laws in relationship to the pending acquisition.

(vii) REpipeline to provide all required legal & securities work to effect such acquisition and meet all state, federal and securities filing requirements.

(viii) Photonics to provide a copy of the last audit of financials and other necessary documents and expenses of this merger at their expense.

(ix) Photonics initiate required filings, documents and notices to hold a shareholders' meeting to elect Directors, of which Photonics will recommend 3 Directors to be specified by REP-T, Inc.

(x) The proxy notice of shareholder meeting shall be sent within 5 days of the SEC approving such proxy statement.

(xi) The effective date of acquisition shall be the date of the shareholders meeting, subject to shareholder approval of such acquisition.

(xii) REpipeline is authorized to handle all public statements as same are to be approved by the President or Chief Financial Officer or Attorney or duly authorized person of each respective company. All news releases are to conform to all local, state, federal and securities guidelines.

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

Liquidity and Capital Resources
The Company has working capital of $.075 million and its current liabilities exceed its current assets by $4.3 million. During the first quarter of 1999, the Company retained Hagerty Steward, an investment banking firm, and Donald Yu, a financial adviser to raise capital and arrange a new loan for the Company. Both attempts failed. Liquidity and capital resources of the Company became non-existent at December
31, 1999. It is management's opinion that unless the above discussed acquisition is completed; the only alternative will be for the Company to file either Chapter 11 for reorganization or Chapter 7 liquidation.

Other Matters
To reduce cost, the Company decided to change Company's independent public auditor from BDO Seidman to Hein and Associates, LLC of Dallas Texas. Subsequent to the filing of the Company's 10-K Annual Report, the Company decided to change it's independent public auditor from Hein and Associates, LLC to Turner Stone & Associates, Dallas, Texas. The Company filed and 8-K with the SEC relating to this change on June 6, 2000.

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

Item 2.1  Financial Statements
The financial statements and supplementary data provided pursuant to this Item are included herewith in pages F-1 through F-19.

Item 8. Changes in and Disagreements with Accountants of Accounting and Financial Disclosures.

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
* Denotes less than 1%

1.	Percentage calculations are based upon 4,396,271 shares of
Common Stock, 2,328,136 shares of Preferred stocks.  All
warrants or options have expired as of December 31, 1999.
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common and Preferred Stock and options or warrants to purchase stock.
2.	Broadsino filed for bankruptcy at the end of 1999.  UCO Bank Hong
Kong took over the ownership of both common and preferred shares previously owned by Broadsino in 2000.

	Percentage calculations are based upon 4,396,271 shares of Common Stock, 2,328,136 shares of Preferred stocks. All warrants or options have expired as of December 31, 1999.

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

Item 13.  Exhibits and Reports on Form 8-K

EXHIBIT II
                       Computation of Earning per Common Share
                         December 31,          December 31,
                           1999		         1998
Weighted Average
Common Shares
Outstanding              4,396,271              4,485,595

Net <loss> income       <$  836,514>           $<2,917,000>

Basic <loss> earnings
per common share          $    <.19>           $    <0.67>

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

Photonics Corporation

/s/ Koo

__________________________________
James T. Koo
Managing Consultant
Dated:  June 16, 2000
Sunnyvale, California

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    AND CONSOLIDATED FINANCIAL STATEMENT
                               SCHEDULES


Consolidated Financial Statements                                 Page
 ------------------------------                                  ----
Report of Independent Certified Public Accountants               F-2

Consolidated Financial Statements

    Balance Sheet - Assets                                      F-3
    Balance Sheet - Liabilities and Stockholder' Deficit        F-4

    Statements of Operations                                    F-5

    Statements of Shareholders' Deficiency                      F-6

    Statements of Cash Flows                                    F-7

Notes to Financial Statements                                   F-8 - F-19


























                                      F-1





                       Independent Auditor's Report


Board of Directors
Photonics Corporation
   and Subsidiaries
San Jose, California


We have audited the accompanying consolidated balance sheet of Photonics
Corporation and subsidiaries, as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Photonics Corporation as of December 31, 1998 were audited by other auditors whose report dated
April 21, 1999 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonics Corporation and subsidiaries, as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Certified Public Accountants
June 13, 2000



                                F-2

                          PHOTONICS CORPORATION
                            AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1999 AND 1998




                                   Assets
                                                1999               1998

Current assets:

	Cash	                                      $	-	$	42,000
	Accounts receivables, trade net of
	   allowance for doubtful accounts
	   of $0 and $82,710, respectively		         -		313,000
	Contract of sale receivable		           75,000		      -
	Due from stockholder		                       -		 52,000
	Inventories		                                -		350,000
	Prepaid expenses and other assets	  	        - 	 59,000

		Total current assets	  	             75,000	  	816,000

Property and equipment, at cost, net of
	accumulated depreciation of $0
	and $2,667,000, respectively		               -		 21,000

Other assets	                                 - 	 15,000

          				                       $  75,000	$	852,000


















The accompanying notes are an integral part of the consolidated financial statements.




                           PHOTONICS CORPORATION
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1999 AND 1998
                     Liabilities and Stockholders' Deficit

                                                  1999             1998
Current liabilities:
	Accounts payable, trade	                $2,097,523	  $1,450,000
	Accrued expenses		                         361,968		    372,000
	Due to ADL		                               497,070		  1,115,000
	Line of credit	  	                               -	 	   147,000
	Notes payable, stockholder		             1,013,000	  	  934,000
	Current portion of long-term notes payable       -            -

			Total current liabilities  	            3,969,561  	4,018,000

Long-term debt payable, net of current portion	    -           -

Commitments and contingencies		                    -		         -

Minority interest in subsidiary		                  -	 	  125,000

Stockholders' deficit:

	Preferred stock, $1.00 par and liquidation
		value, 6,000,000 shares authorized,
		2,328,136 and 2,328,136 issued and
		outstanding, respectively, dividends in
		arrears of 443,817 and $211,000,
respectively		                              2,328,136   2,328,000
	Common stock, $.001 par value, 20,000,000
		shares authorized, 4,396,271 and
4,396,271 shares issued and
outstanding, respectively		                     4,396	      4,396
	Paid in capital in excess of par		        44,091,604  44,091,604
	Accumulated deficit	                    (	50,318,697)	49,869,000)

	Accumulated other comprehensive income            - 	    154,000

				                                    (	 3,894,561)	( 3,291,000)

                    			                   $   75,000      852,000









The accompanying notes are an integral part of the consolidated financial statements.
                                  F-4

                           PHOTONICS CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                 1999              1998


Revenues, net of returns and allowances	       $	750,226	$	3,484,000

Cost of revenues	  	                             332,916  	2,952,000

Gross profit	  	                                 417,310  	  532,000

Operating expenses:

	Product development		                                 -	 	  376,000
	General and administrative		                      857,648	2,461,000
	Impairment of long lived assets	  	                   -  	  303,000

				  	                                          857,648  	3,140,000

Operating loss	                                (	440,338) (2,608,000)

Other income (expense):

	Interest expense	                             (	339,770) (  389,000)
	Gain on sale of available
	for sale securities		                                 -	     50,000
	Gain on abandonment of
	minority interest		                             125,000	 	        -
	Other income		                                   52,611	 	  292,000
	Other expenses	  	                                    -	 (   50,000)
				                                           (	162,359)	(   97,000)

Loss before income taxes	                      (	602,697)	(2,705,000)

Federal and state income taxes	       	            1,000	 	    1,000

Net loss                                      $(	603,697)	$(2,706,000)


Preferred stock dividends	                     $	232,817	 $	  211,000

Net loss available to common stockholders     $(	836,514)	$(2,917,000)

Loss per share:

	Basic					                             	   $(        .19)	$(	     .67)
	Diluted	                                   $(        .19)	$(      .67)
The accompanying notes are an integral part of the consolidated financial statements.
                                    F-5


                              PHOTONICS CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                     THE YEAR ENDED DECEMBER 31, 1998






        PREF STOCK     COM STOCK        ADDL              ACCUM
         -----------   ----------      PAID-IN    ACCUM  OTHER COMP
       SHARES AMOUNT    SHARES AMOUNT    CAP      DEFICIT  INCOME    TOTAL
        -----    -----  -----   ----    -----    ------   ----     -------
(1)   2106009  2106000 4164148 $ 4396  44085604 (47163000)  154000  (813000)
(2)        --      --    32123             6000        -        -      6000
(3)     222127  222000                                               222000
(4)                                             (2706000)          (2706000)
----------------------------------------------------------------------------
(5)    2328136 2328000 4396271   4396  44091604 (49869000)  154000 (3291000)
(6)                136                                                  136
(7)                                                603697            603697
(8)                                                154000  (154000)
----------------------------------------------------------------------------
(9)    2328136 2328136 4396271   4396  44091604 (50318697)        ($3894561)

KEY TO ABOVE TABLE
(1)  Balance at January 31, 1998
(2)  Issuance of common stock under the stock option plans
(3)  issuance of preferred stock for cash
(4)  Net Income (Loss)
(5)  Balance at December 31, 1998
(6)  Rounding
(7)  Net Income (Loss)
(8)  Reclassification adjustment for foreign currency translation
(9)  Balance at December 31, 1999






The accompanying notes are an integral part of the consolidated financial statements.

                         PHOTONICS CORPORATION
                           AND SUBSIDIARIES
                       STATEMENTS OF CASH FLOWS
                 YEAR ENDED DECEMBER 31, 1999 AND 1998
                                                  1999            1998
Cash flows from operating activities:
Net loss		                                    $(603,697)	$( 2,706,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on sale of available for sale securities          -    (  	50,000)
Loss on impairment of long lived assets	               - 	     303,000
Issuance of pref stock in exchange for debt      425,950	      122,000
Depreciation		                                     6,471		      14,000
Net recovery of doubtful accounts		                    -	     (	88,000)
Advances		                                        52,000		           -
Accounts receivable		                            255,235	    1,003,000
Inventories		                                    331,674	      570,000
Prepaid expenses and other assets		               53,469	     (	 1,000)
Accounts payable		                               647,523		      24,000
Accrued expenses	                            ( 1,104,032)	    (	69,000)
Due to AMI	  	                                         -	      514,000
Minority interest	  	                            125,000	    	       -
				  	                                          543,290 	   2,342,000
		Cash provided by operations	                 (	486,221)	 (   364,000)

Cash flows from investing activities:
Cash sold to related corporation	              (	 10,393)		          -
Proceeds from sale of investment	 	                    -	      221,000
Purchase of property and equipment	               25,544	  (   	87,000)
		Cash used in investing activities               15,151	      134,000

Cash flows from financing activities:

Proceeds from line of credit		                         -	    2,167,000
Repayments of line of credit	                  (	147,000)   (2,020,000)
Proceeds from short-term debt		                        -	      230,000
Repayments of short-term debt		                        -	  (   216,000)
Sale of preferred stock		                              -	      100,000
Issuance of common stock from options	 	               -		       6,000
Shareholder loans proceeds	  	                   576,070	      	     -

	Cash used in financing activities	  	           429,070	     	267,000

Net increase (decrease) in cash	               (	 42,000)		     37,000
Cash at beginning of period	  	                   42,000	  	     5,000

Cash at end of period                          $	      -	    $	 42,000
The accompanying notes are an integral part of the consolidated financial statements.

                         PHOTONICS CORPORATION
                            AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and operations

Photonics Corporation, dba DTC Data Technology (the Company, Photonics, DTC), a California corporation, resulted from merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company designs, develops, and markets Integrated Device Electronics (IDE) and Small Computer Systems Interface
(SCSI) disk controller cards and Input/Output (I/O) products for personal computers.

During the first half of 1999, the Company introduced several new PC projects and a family of Y2K BIOS compliant upgrade products. However, due to financial difficulties, no new products were introduced in the second half of 1999 and the newly introduced products were not adequately supported. As a result, in June 1999, the board of directors voted to shut down business operations and attempt to sale the Company or its assets.

Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its two subsidiaries, Qume Taiwan (QT) and DTC Hong Kong (DTCHK). Through December 31, 1998, the Company owned a 99.4% interest in the QT subsidiary with the remaining .6% interest representing the minority stockholders' proportionate share in the equity of QT. During early 1999, the Company abandoned its interest in QT. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

Basis of presentation and going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and as of December 31, 1999 has a working capital deficit of approximately $3,900,000 and was in default on its operating line of credit. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Over the past five years, the Company has sold portions of its business considered to be outside the scope of its strategic focus in order to supplement working capital resources and reduce dependence on bank financing, and is currently in the process of negotiating a merger which management believes will ultimately lead to the Company being able to sell additional shares of its stock. Additionally, the Company has ceased operations and sold all assets for cash to prepare for a pending merger/acquisition.

Management believes that these steps, as well as outside investment participation, will provide the Company with the opportunity to achieve its objectives of obtaining certain value for the creditors and shareholders alike. There is, however, no assurance that the steps taken or programs in place will meet all of the Company's needs to consummate the pending
                                F-8
merger/acquisition or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash flows

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. None of the Company's cash is restricted.

Revenue recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements which provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years. Assets held under capital lease obligations are amortized by the straight-line method over the shorter of the lease term or the estimated useful life of the assets, generally three to seven years. For the years ended December 31, 1999 and 1998, depreciation expense totaled $17,015 and $14,000, respectively.

At December 31, 1999 (prior to the DTC sale (Note 14)) and 1998, property and equipment was comprised of the following.

                                      1999             1998

	Equipment	                         $	2,317,000 	$	2,317,000
	Furniture and fixtures		               277,000	  	  277,000
	Leasehold improvements	  	              94,000	  	   94,000
			                                   2,688,000  		2,688,000
	Less accumulated
      Depreciation            	     (	2,684,015) (	2,667,000)
  		                                $	    3,985	 $	   21,000
                                 F-9

Inventories

Inventories are stated at the lower of cost or net realizable value (market) and consists of raw materials, work in process and finished goods that have not been shipped to customers. The cost of inventory is determined using the first-in, first-out method. At December 31, 1999 (prior to the DTC sale (Note 14)) and 1998, inventory consisted of the following components.

                                     1999          1998

	Raw materials	                    $	5,327	     $	88,000
	Work-in-process		                       -		      62,000
	Finished goods	  	                 12,999	  	   200,000

		                                $ 18,326	    $ 350,000

Foreign currency translation

The Company's foreign subsidiaries located outside the United States use the local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while revenues and costs are translated at monthly average exchange rates. Translation gains and losses are accumulated as a separate component of stockholders' deficit. For foreign entities operating in U.S. dollars, net non-monetary assets are translated at historical exchange rates, and net monetary assets are translated at current exchange rates. Translation gains and losses are included in the determination of the results of operations.

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods.

As a result of the losses incurred in 1999 and 1998, common equivalent shares relating to the convertible preferred stock (Note 3) of 2,328,136 in 1999 and 2,447,545 in 1998 were antidilutive and, accordingly, were excluded from the computation of loss per share for those years.

Short-term investments

Short-term investments, consisting of publicly traded preferred and common stock, are stated at fair value. The Company has adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires companies to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity," "available-for-sale," or "trading" and established accounting and reporting requirements for each classification. The Company classifies all short-term investments as "available-for-sale." Securities classified as available-for-sale are reported at their fair market value with unrealized gains and losses
                             F-10
reported as a separate component of stockholders' deficit.

Long-lived assets

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. In 1998, the Company determined that $216,000 of intangible assets from the prior year and $87,000 of current year expenditures for intangible assets, no longer had economic value to the Company as part of a business plan restructuring. Accordingly, the Company recognized a one time charge of $303,000 for the impairment of the related assets. The Company incurred no substantial impairment of Long-lived assets charge during 1999.

Stock based incentive program

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not granted options since May 1998, and continues to use the accounting prescribed by APB Opinion No. 25. As such, the Company is required to disclose pro forma net income and loss per share amounts as if the fair value method of accounting has been applied (Note 8).

2.	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, Employer's Disclosure about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 did not impact the Company's current disclosures.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedge asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of this new standard on July 1999 did not affect its financial statements.
                                F-11

3.	PREFERRED STOCK

In December 1996, the Company entered into a Private Placement Memorandum
(PPM) for the sale of up to 3,600,000 shares of Series A Convertible Preferred Stock, at 1.00 per share, with minimum lots being 25,000 shares. The Series A Convertible Preferred Stock is convertible into common stock on a 1 for 1 basis, and carries a provision for a 10% cumulative dividend, with dividends in arrears greater than 12 months being payable in the form of common stock at the equivalent rate of $1.00 per common share. The Series A shares also have a liquidation preference of $1.00 per share and voting rights. As of December 31, 1999 and 1998, the Company had issued 2,328,136 and 2,328,136 shares of preferred stock, respectively, under the PPM agreement. In addition, the preferred stock provides for the mandatory conversion into an equal number of shares of the Company's common stock, provided that the stock maintain a closing bid price of $2.50 per share for a period of twenty consecutive days.

As of December 31, 1999 and 1998, the Company had dividends in arrears greater than 12 months due of $443,817 and $211,000, respectively. As such, these dividends in arrears will be paid through the issuance of common stock.

4.	INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

As of January 1, 1998, the Company held 22,500 shares of outstanding common stock of CMC Industries Corporation at a cost of $171,000 (Note 10). The Company received the stock in exchange for a note payable to David Lee, who was Chairman of Board of both companies. In March 1998, the Company sold the shares for cash proceeds of $221,000.

5.	SHORT AND LONG-TERM DEBT

Line of credit

In April 1998, the Company obtained a bank line of credit which provides for borrowings up to $2,000,000, expiring on April 30, 2000. The bank line is collateralized by the Company's assets, bearing interest at prime rate plus 3.0% (approximately 11.25% and 10.75% as of December 31, 1999 and 1998, respectively) on a minimum daily loan balance of $1,000,000, with interest rate reductions for meeting certain tangible net worth criteria. In addition, the agreement contains restrictive covenants regarding accounts receivable balances and tangible net worth, as defined, of at least $300,000. The Company was not in compliance with certain restrictive covenants during 1999 and 1998. However in October 1999, the line of credit was revoked and repaid from the bank's direct collections of Company accounts receivable.

Notes payable

The Company's long-term debt consists of various notes payable financing transportation and other equipment. These notes are generally payable monthly over terms of two to six years with interest rates ranging from 8.0% to 15.0%, are secured by the items of equipment being financed and contain no significant restrictions or debt covenants. During the year ended December 31, 1998, all of these notes were repaid.

6.	COMMITMENTS AND CONTINGENCIES

Leases

Through July 1999, the Company conducted its operations from facilities leased under non-cancelable operating lease agreements expiring through 2003. The leases required the Company to pay certain maintenance and operating expenses such as taxes, insurance and utilities. In August 1999, the Company moved to a smaller facility in Sunnyvale, California and negotiated with the landlord a total rent obligation of $82,715 for the entire lease term. For the years ended December 31, 1999 and 1998, rent expense approximated $119,000 and $189,000, respectively.

At December 31, 1999, the Company has no future minimum rental payments obligations under capital or operating lease agreements.

Legal matters

The Company is subject to legal proceedings that arise in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

7.	EMPLOYEE BENEFIT PLANS

The Company maintains a Shared Savings Plan (the SSP) covering substantially all of its U.S. employees. The SSP allows employees to defer from 2% to 12% of their compensation to the maximum amount permitted by law. Employee and Company contributions are considered tax deferred under Section 401(k) of the Internal Revenue Code. Under the terms of the SSP, the Company will contribute, on a quarterly basis, shares of its common stock to each employee's account equal in value to 40% of the employee's contributions, limited, however to $2,000 or 6% of compensation per calendar year, whichever is less. The Company's contributions vest at the rate of 25% for each full year of service, as defined, but become 100% vested upon normal retirement, disability or death. During the years ended December 31, 1999 and 1998, the Company made no contributions of common stock to the SSP.

8.	STOCK OPTION PLAN

The Company's stock option plan (the 1997 Stock Option Plan) allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company and authorizes the issuance of up to 840,000 shares of the Company's common stock. Options granted under the Plan are generally for periods not to exceed ten years and generally must be at prices not less than 100% and 85%, for incentive and nonqualified stock
                                   F-14
options, respectively, of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are established at the estimated fair value of the stock on the date of grant.

A summary of the status of the Company's stock options is as follows:


                                         Weighted-Average
              Share    Exercise   Exercise    Fair       Remaining
             Options   Price      Price     Value at       Life
                                             Grant

Balance,
December 31,
1997		       448,091  $0.16-1.69 $	0.38		                   6.99
Granted	      87,500	  0.06-0.66	  0.52	      0.35
Canceled	  ( 144,191)	 0.16-0.38	  0.29
Exercised	 (  32,123)  0.16-0.25	  0.17

Balance,
December 31,
1998		       359,277  $0.06-1.69  $0.47         		          8.12
Granted		          -
Canceled		         -
Expired	   ( 359,277) 	0.06-1.69	  0.47

Balance,
December 31, 1999	 -

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed in FASB Statement 123. The Company estimates the fair value of the stock options at the grant date by using the Black-Scholles option pricing-model with the following weighted-average assumptions used for grants in 1998: dividend yield of 0; expected volatility of 167 percent; risk-free interest rates of 4.7; and expected lives of 5 to 10 years for the plan options. Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                           1999               1998

Net loss attributed to
common shareholders:

	As reported	                         $(	836,514)	      $(	2,917,000)
	Pro forma	                            (	836,514)        (	2,970,000)

Basic and diluted loss per share:

	As reported	                    $(          .23)	  $(           .67)
	Pro forma	                       (          .23)	   (          0.68)

During 1999, no additional options were granted and all outstanding options expired with employee termination.

9.	RELATED PARTY TRANSACTIONS

Actionwell, Development, Ltd. (ADL)

A former member of the Board is President of the Company's prime subcontractor for the production of the Company's storage controllers, which met approximately 90% of the Company's requirements (Note 16). For the years ended December 31, 1999 and 1998, the Company purchased approximately $2,481,000 and $1,025,000 from this prime subcontractor, respectively. As of December 31, 1999 and 1998, amounts due to this subcontractor were approximately $497,070 and $1,115,000, respectively. During the year ended December 31, 1999, ADL filed for bankruptcy protection.

Note receivable, stockholder

In March 1997, the Company received a non interest bearing unsecured note totaling $300,000 from a shareholder in exchange for preferred stock. As of December 31, 1999 and 998, the Company, at the direction of the shareholder, had offset $300,000 and $248,000, respectively of the note against $819,000 accounts payable due to the shareholder.

Notes payable, stockholders

During 1999 and 1998, the Company entered into debt agreements with shareholders for approximately $79,000 and $934,000, respectively. A summary of these debt agreements follows:

Years ended December 31,                           1999       1998

Bridge loan to shareholder at the rate of 15%;
due on demand; convertible to preferred stock
at $1.00 per share					                          $ 529,000	$ 450,000

Bridge loan to shareholder at the rate of 10%;
due on demand; convertible to preferred stock
at $1.00 per share					                            229,000	  229,000

Bridge loan to shareholder at the rate of 15%;
due on demand; convertible to preferred stock
at $1.00 per share					                            255,000   255,000

Total							                                  $	 1,013,000	$ 934,000

10.	SEGMENT INFORMATION

The operations of the Company are in one industry segment and include primarily the design, development, manufacture and sales of controller boards. The Company's customers consist primarily of original equipment manufacturers, value-added resellers, value-added distributors, system integrators and dealers in this industry.

For the year ended December 31, 1998, three customers accounted for 46% of net revenues. At December 31, 1998, these three customers accounted for 66% of accounts receivable.

For the year ended December 31, 1999, five customers accounted for 46% of net revenues. At December 31, 1999, these five customers accounted for 100% of accounts receivable (prior to the DTC sale (Note 14)).

11.	INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 1999 and 1998 is as follows.


                                                        1999        1998

	Tax benefits computed at statutory rate	        $(   205,257)  $(	920,040)
	Increase in valuation allowance	 	                   205,257 	    920,040
	Permanent and other differences		                          -	   	       -
	State income taxes	  	                                 1,000     	  1,000
	     			                                          $	   1,000    $	  1,000

Significant components of the Company's deferred tax assets (benefits) and liabilities are summarized below.
                                                       1999       1998

	Depreciation	                                    $	32,000    $	32,000
	Reserves not currently deductible		                    -      318,000
	Accrued liabilities		                                  -       77,000
	Net operating losses		                         35,562,000  35,357,000
	Tax credit carryovers		                         2,075,000   2,075,000
	Valuation allowance	                       (	  37,669,000)(37,859,000)
				                                              $	     -   $ 	     -

For the years ended December 31, 1999 and 1998 income tax expense is comprised of the following components.

	Current tax expense	                     $	1,000	$	1,000
	Deferred tax expense	  	                       -	 	    -
				                                      $	1,000	$	1,000

As of December 31, 1999, the Company has approximately $102 million of regular net operating losses to offset future Federal income tax. These carry forwards expire in the years 2001 through 2018. In addition, the Company has approximately $2.1 million of Federal tax credits expiring 2000 through 2010.

The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership change" as defined by the Internal Revenue Code (Note 14), the Company's ability to utilize the Federal and California net operating losses could be reduced. The Company has not made this determination as of December 31, 1999.

12.	OTHER STATEMENT OF CASH FLOWS DISCLOSURES

For the years ended December 31, 1999 and 1998, supplemental disclosures of cash flow information is as follows:

                                                      1999           1998

Cash paid for interest	                       $    156,935	    $	 156,000
Cash paid for income taxes		                         1,000		        1,000
Non cash investing and financing activities:
	Issuance of preferred stock in payment of
		accounts payable		                                     -		      122,000
	Decrease note receivable, stockholder in payment
		of accounts payable		                                  -		      107,000
	Sale of assets in exchange for contract
       receivable		                                 75,000              -


13.		FINANCIAL INSTRUMENTS

The Company's financial instruments, which potentially subject it to credit and other risks, consists of its cash, accounts receivable, short-term debt and notes payable, stockholders.

Cash

The Company maintains its cash in bank deposit and other accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks involving its cash.

Accounts receivable, trade

The Company accounts receivable result from granting credit to its customers without collateral on a net thirty day basis to its customers located primarily in the United States and Taiwan (through early 1999). The Company believes its customer acceptance, billings and collections procedures are adequate to protect the Company against any significant credit risks involving its accounts receivable. At December 31, 1999 and 1998, 100% and 66%, respectively, of the Company's accounts receivable were represented by five and three customers, respectively (Note 10). Management believes their accounts receivable are fairly stated at estimated net realizable amounts.

Short-term debt

Management believes the carrying value of the Company's short-term debt, primarily accounts payable and the line of credit arrangement, represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable debt with comparable risks.

Notes payable, stockholders

Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

14.		SUBSEQUENT EVENT

In March 2000, the Company entered into a purchase and sales agreement with a corporation owned by a stockholder and former officer of the Company. The agreement was effective December 31, 1999. Pursuant to the agreement, the acquiring corporation purchased the remaining assets of the Company by assuming $60,500 of liabilities and for $ 75,000 cash, which was paid to the Company in April 2000. This transaction has been reflected in the accompanying consolidated financial statements as occurring on the December 31, 1999 effective date. Below is a schedule of the assets sold
In the transaction for the above consideration totaling $135,000.
		Cash	                         $	10,393
		Accounts receivable		          102,796
		Inventories		                   18,326
		Other assets	  	                 3,985
				                             135,000