Form 10-Q
period 2000-06-30
PHOTONICS CORP
filed 2000-08-02
CIK 912844

FORM 10-Q
              	SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON, D.C.  20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
        For the Six Month period ended June 30, 2000

[  ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             	SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __. Commission file number ____

                         PHOTONICS CORPORATION

     (Exact name of Small Business Issuer as specified in its charter)

      California             		            77-0102343
 (State or other jurisdiction of (I.R.S. Employer Identification No.)
  incorporation or organization)

     1222 Alderwood Avenue                             (408) 745-9320
   Sunnyvale, California 94089
(Address of Principal Executive Offices)  Issuer's telephone number)

Check whether the issuer:   (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the Past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   			No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 30, 2000 was 6,765,496 shares.

                           PHOTONICS CORPORATION

                    For the quarter ended June 30, 2000

                                     INDEX
                                                              Page Number

PART I FINANCIAL INFORMATION                                       4

ITEM I Interim Financial Statements

Consolidated Balance Sheet as of
June 30, 2000 and June 30, 1999                                    5

Consolidated Statements of Operation
For the Three months and Six months
ending June 30, 2000 and June 30, 1999                             6

Consolidated Statement of Cash Flows
For the Six months ending March 31, 2000 and June 30, 1999         7

Notes to Consolidated Financial Statements                         8

ITEM 2  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                9

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings                                          10

ITEM 2 Changes in Securities                                      10

ITEM 3 Defaults Upon Senior Securities                            10

ITEM 4 Submission of Matters of a Vote of Security Holders        10

ITEM 5 Other Information                                          10

ITEM 6 Exhibits and Reports on Form 8-K                           10

SIGNATURE                                                         10

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

                               PHOTONICS CORPORATION
                             Consolidated Balance Sheet
                               (Amounts in thousands)

                                              June 30,        June 30,
                                                2000            1999
                                             (Unaudited)     (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                           16                6
Accounts Receivable less reserves                    0              427
Other Receivables                                    0                0
Inventories, net                                     0              327
Prepaid expenses and other current assets            0               47
Total current assets                                16              807

Furniture and equipment, net                         0               18
Other Assets                                         0               15
Total Assets                                        16              840

Liabilities and shareholders equity (deficiency)
Current Liabilities:
Accounts payable                                 1,780            1,669
Accrued liabilities                                362              328
Note Payable - AR Credit Line                        0              125
Due to Related Parties                           2,071            2,075
Other                                                0                0
Total current liabilities                        4,213            4,197

Deferred Taxes                                       0                0
Total Liabilities                                4,213            4,197

Minority interest in subsidiaries                                   125
Shareholders' equity (deficiency):
Common stock                                    46,344           44,096
Treasury stock                                       0                0
Capital subscription                                 0            2,339
Accumulated deficit                            (50,541)         (50,070)
Cumulative translation adjustment                    0              154

Total shareholders' equity (deficiency)         (4,197)          (3,481)

Total liabilities and shareholders' equity     $    16            $ 840


The accompanying notes are an integral part of these consolidated
Financial statements.

                            PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

                 Three months ended June 30,    Six months ended June 30,
                     2000           1999           2000             1999
               (Unaudited)   (Unaudited)     (Unaudited)      (Unaudited)
REVENUES:
  Net Product Sales  $   0      $      0     $      691      $      691

  Cost of Revenues       0             0            152             152
                       ----------    -------     ----------    ----------
     Gross Profit        0             0            539             539

OPERATING EXPENSES:
  Research and
  development            0           104              0             116
  Selling, general and
    administration      57           396             59             424
                       ------      -------     ----------      ----------
    Total operating
      expense           57           500             59             540

    Income (loss) from
    operations         (57)          (89)           (59)             (1)

OTHER INCOME (EXPENSE):
  Interest income        0             0              0               0
  Interest expense       0          (106)           (53)           (131)
  Other Income           0            54              0              48
  Other expense        (54)         (197)          (110)           (203)
                       -----    ----------     ----------      ----------

    Total other
   income (expense)    (54)         (338)          (222)           (285)

 Provision for taxes     0             0              0               0

    Net income (loss)$(111)     $   (338)     $    (222)     $     (285)


Net income (loss) per
    share             (.02)         (.05)          (.03)           (.04)
                       =====     =========     ==========      ==========
Shares used in
per share calculation 6,765,496  6,800,272      6,765,496        6,80,272
                       =======  ==========     ==========      ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL

                            PHOTONICS CORPORATION
                                  FORM 10-QSB
                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)

                                            Three months ended June 30,
                                               2000                1999
                                         (Unaudited)          (Unaudited)
                                         -----------          -----------
Cash flows from operating activities:
   Net income (loss)                   $     (111)            $   (201)
   Adjustments to reconcile net cash
   used in operating activities:
   Depreciation                                 0                    3

Changes in operating assets and liabilities:
     Accounts Receivable                        0                  (62)
     Inventories                                0                   23
     Deposits and prepaid expenses              0                   12
     Accounts payable                          54                  219
     Due to Related Parties                     0                   26
     Accrued Liabilities                        0                  (44)
     Other                                      0                    0
Net Cash Provided by (used for) Operations $  (57)           $     (24)
                                           =======             =========
Cash flows from Investing Activities:
    Sale (Purchase) of Property
    and Equipment                             ( 0)                  (0)
Net Cash used in Investing Activities      $  ( 0)           $      (0)
                                           =======             =========
Cash Flows from Financing Activities:
  Proceeds from Capital Stock Subscription      0                    0
  Net Borrowings (Repayments) under Bank Lines  0                  (22)
  Borrowing (repayments of other debt ), net    0                    0
  Other Equity Transactions, net                0                    0
Net Cash provided by (used for) Financing       0            $     (22)
                                              =====           =========
Net increase (decr.) in Cash and Cash
  Equivalents                                 (57)                (46)
Cash and Cash Equivalents Beginning of
  Period                                       73                  76
Cash and Cash Equivalents at end of
  Period                                    $  16             $     6
                                             ======             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL
STATEMENTS.

                             PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2000
                                   (Unaudited)

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

5. Due to Related Parties
All of the directors and officers of the Company have resigned as of June 30, 2000. For comparison purpose, the amount owed to the past directors and officers or surviving parties are shown here.

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

The Company failed to file the 10K annual report for the period ending December 31, 1999 with audited financials in a timely manner and was delisted from the Bulletin Board during the quarter. The Company changed the auditor to Turner, Stone & Company and filed an amended 10-K with audited financial on June 21, 2000. The Company plans to have its stock re-listed on the Bulletin Board. However there is no assurance the Company will succeed to have its stock re-listed.

During the quarter, the Company terminated the merger/acquisition agreement with Realestate4sale.com and signed a similar agreement with its successor Repipeline.com, Texas (REP-T) with essentially the same terms and conditions. The Company also formed a wholly owned subsidiary Repipeline.com, Delaware (REP-D), for this merger/acquisition purpose. Without the merger with REP-T, the only choice of the Company is filing bankruptcy with less than $0.01 per dollar for all creditors, and debt holders, and no money for shareholders. Therefore the Company has put all its energy for the pending merger acquisition.

The Company has all preferred shareholders converted their preferred shares to common shares and obtaining the consent of 85% of the Company's creditors and debt holders to settlements agreements that are acceptable to REP-T. Therefore the Company has met the financial terms set by REP-T for the pending merger/acquisition, and will seek shareholders approval in the coming shareholders meeting planned for July 2000. However, government agencies can disapprove this merger/acquisition, and they often do, either party of a merger/acquisition can withdraw and they often do, shareholders or board of directors of either of the companies can disapprove the pending merger/ acquisition, and they often do, there are no assurance the pending merger acquisition will consummate.

Year 2000

To the Company's best knowledge, the Company has suffered no adverse effect of Y2K problems. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of any changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

Liquidity and Capital Resources

Liquidity and capital resources of the Company continue to decrease during the quarter mainly due to legal and auditing expenses associated with the pending merger/acquisition. The Company negotiated such that REP-T will pay the legal expenses associated with the merger/acquisition when Company's money, $16,000 at the end of the quarter, is exhausted.

PART II      OTHER INFORMATION

ITEM 1     Legal Proceedings

No new legal claims were filed against the Company during this quarter. ACI Electronics, Bay Alarm, Danka Financial Services, Danka Office Image, Insight Electronics, and Innovative Vanguard, all creditors of the Company, have filed claims against the Company. All these claims have been acceptable by REP, and has been or will be negotiated by the current or future officers of the Company.

Two former employees of the company filed complains against the Company for paying the vacation pays a month after they were laid off June 1969. One of the two employees, a female, also filed sexual bias and harassment complains against the Company. The Company has settled both the vacation pay and sexual bias/harassment claims by paying the penalty of a month of salary to both employees.

ITEM 2     Changes in Securities

Cooley Godward has cancelled their subscription of 80,000 preferred per agreement with the Company due to failure of the Company to pay the balance owed to them. All other Preferred shares (2,248,134) have been converted to common as of June 30, 2000.

ITEM 3      Defaults Upon Senior Securities

None

ITEM 4       Submission of Matters to a Vote of Security Holders

The Company has filed the Proxy Statement with SEC on July 14, 2000 for the coming shareholders' meeting planned for July 31, 2000 for approving the pending merger/acquisition, issuance of additional stocks for acquiring REP-T, conversion of approximately $3.5MM debt to equity, sale of Sunnyvale Technology, election of the new board of directors, approval of stock options, approval of new auditors, and other issues may come to the attention of the Company.

ITEM 5     Other Information

Not applicable
                           -10-
ITEM 6     Exhibits and Reports on Form 8k

Exhibit 27.1    Financial Data Schedule

The Company filed a Form PRE 14A, a Preliminary Proxy Statement for the annual shareholders meeting.

The Company filed a Form 8-K on July 11, 2000 reporting a change in Auditors, Sale of Sunnyvale Technologies and change of location for The corporate headquarters.

The Company filed a Form 8-K on June 5, 2000 for change auditor containing the consent letter from the former auditor.

The Company filed a Form 8-K/A on April 20, 2000 containing the consent letter from the former Auditors.

SIGNATURE
Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION
DATE:    August 1, 2000
BY:   /s/ James T. Koo
Acting Chief Financial Officer