Form 10-K/A
period 1999-12-31
PHOTONICS CORP
filed 2000-10-19
CIK 912844

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              AMENDMENT NUMBER 2
                                   10-KSB

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

                         PHOTONICS CORPORATION
                           AND SUBSIDIARIES
                       STATEMENTS OF CASH FLOWS
                 YEAR ENDED DECEMBER 31, 1999 AND 1998
                                                  1999            1998
Cash flows from operating activities:
Net loss		                                    $(603,697)	$( 2,706,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Gain on sale of available for sale securities          -    (  	50,000)
Loss on impairment of long lived assets	               - 	     303,000
Issuance of pref stock in exchange for debt      425,950	      122,000
Depreciation		                                     6,471
14,000
Net recovery of doubtful accounts		                    -	     (
	88,000)
Advances		                                        52,000
-
Accounts receivable		                            255,235	    1,003,000
Inventories		                                    331,674	      570,000
Prepaid expenses and other assets		               53,469	     (
1,000)
Accounts payable		                               647,523
24,000
Accrued expenses	                            ( 1,104,032)	    (	69,000)
Due to AMI	  	                                         -	      514,000
Minority interest	  	                            125,000	    	       -
				  	                                          543,290
	   2,342,000
		Cash provided by operations	                 189,593	 (
364,000)

Cash flows from investing activities:
Cash sold to related corporation	              (	 10,393)
-
Proceeds from sale of investment	 	                    -	      221,000
Purchase of property and equipment	               25,544	  (   	87,000)
		Cash used in investing activities               15,151
134,000

Cash flows from financing activities:

Proceeds from line of credit		                         -	    2,167,000
Repayments of line of credit	                  (	147,000)   (2,020,000)
Proceeds from short-term debt		                        -	      230,000
Repayments of short-term debt		                        -	  (   216,000)
Sale of preferred stock		                              -	      100,000
Issuance of common stock from options	 	               -
6,000
Shareholder loans proceeds	  	                   576,070
-

	Cash used in financing activities	  	           429,070
	267,000

Net increase (decrease) in cash	               (	 42,000)
37,000
Cash at beginning of period	  	                   42,000
5,000

Cash at end of period                          $	      -	    $	 42,000
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