Form 10-Q
period 2000-09-30
PHOTONICS CORP
filed 2000-11-09
CIK 912844

                          FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
        For the three Month period ended September 30, 2000

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

Yes    X      No
The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 2000 was 6,765,496 shares.

                           PHOTONICS CORPORATION

                    For the quarter ended September 30, 2000

                                     INDEX
                                                               Page Number

PART I FINANCIAL INFORMATION                                        4

ITEM I Interim Financial Statements

Consolidated Balance Sheet as of
September 30, 2000 and September 30, 1999                          5

Consolidated Statements of Operation
For the Three months and Nine months
ending September 30, 2000 and September 30, 1999                   6

Consolidated Statement of Cash Flows
For the Nine months ending September 30, 2000 and
     September 30, 1999                                             7

Notes to Consolidated Financial Statements                         8

ITEM 2  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                9

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings                                           10

ITEM 2 Changes in Securities                                       10

ITEM 3 Defaults Upon Senior Securities                            10

ITEM 4 Submission of Matters of a Vote of Security Holders        10

ITEM 5 Other Information                                           10

ITEM 6 Exhibits and Reports on Form 8-K                           10

SIGNATURE                                                          10

                                              -3-

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

                               PHOTONICS CORPORATION
                             Consolidated Balance Sheet
                               (Amounts in thousands)

                                               September 30,  September 30,
                                                 2000            1999
                                              (Unaudited)     (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                            0                4
Accounts Receivable less reserves                    0              333
Other Receivables                                    0                0
Inventories, net                                     0              247
Prepaid expenses and other current assets            0               11
Total current assets                                 0              595

Furniture and equipment, net                         0                8
Other Assets                                          0               15
Total Assets                                          0              618

Liabilities and shareholders equity (deficiency)
Current Liabilities:
Accounts payable                                 1,780            1,457
Accrued liabilities                                362              383
Note Payable - AR Credit Line                        0              523
Due to Related Parties                           2,071            2,093
Other                                                 0                0
Total current liabilities                        4,213            3,986

Deferred Taxes                                       0                0
Total Liabilities                                4,213            3,986

Minority interest in subsidiaries                    0              125
Shareholders' equity (deficiency):
Common stock                                    46,344           44,085
Treasury stock                                       0                0
Capital subscription                                 0            2,519
Accumulated deficit                            (50,557)         (50,251)
Cumulative translation adjustment                    0              154

Total shareholders' equity (deficiency)         (4,213)          (3,368)

Total liabilities and shareholders' equity     $     0            $ 618

The accompanying notes are an integral part of these consolidated
Financial statements.

                                                -5-

                            PHOTONICS CORPORATION
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)

        Three months ended September 30,    Nine months ended September 30,
                     2000           1999           2000             1999
               (Unaudited)   (Unaudited)     (Unaudited)      (Unaudited)

REVENUES:
  Net Product Sales  $   0      $    130     $        0      $      821

  Cost of Revenues       0            54              0             206
                       ----------    -------     ----------    ----------
     Gross Profit        0            76              0             615

OPERATING EXPENSES:
  Research and
  development            0             2              0             118
  Selling, general and
    administration       0            24             59             448
                       ------      -------     ----------      ----------
    Total operating
      expense            0            26             59             566

    Income (loss) from
    operations           0          (50)            (59)             49

OTHER INCOME (EXPENSE):
  Interest income        0             0              0               0
  Interest expense       0          (102)           (53)           (232)
  Other Income           0            10              0              58
  Other expense          0          (55)          (110)           (258)
                       -----    ----------     ----------      ----------

    Total other
   income (expense)      0          (147)          (222)           (432)

 Provision for taxes     0             0              0               0

    Net income (loss)$   0     $    (97)     $    (222)     $     (382)

Net income (loss) per
    share             (.00)         (.02)          (.03)           (.09)
                       =====     =========     ==========      ==========
Shares used in
per share calculation 6,765,496  4,336,186      6,765,496        4,336,186
                       =======  ==========     ==========      ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL

                            PHOTONICS CORPORATION
                                  FORM 10-QSB
                             PHOTONICS CORPORATION
                      Consolidated Statement of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)

                                          Three months ended September 30,
                                                2000                1999
                                         (Unaudited)          (Unaudited)
                                         -----------          -----------

Cash flows from operating activities:
   Net income (loss)                   $        0             $   (382)
   Adjustments to reconcile net cash
   used in operating activities:
   Depreciation                                 0                   13

Changes in operating assets and liabilities:
     Accounts Receivable                        0                  (20)
     Inventories                                0                  103
     Deposits and prepaid expenses              0                   48
     Accounts payable                          38                    7
     Due to Related Parties                     0                   96
     Accrued Liabilities                        0                  (11)
     Other                                       0                    0
Net Cash Provided by (used for) Operations $   38           $     (123)
                                            =======             =========
Cash flows from Investing Activities:
    Sale (Purchase) of Property
    and Equipment                             (0)                  (0)
Net Cash used in Investing Activities      $  (0)           $      (0)
                                            =======             =========
Cash Flows from Financing Activities:
  Proceeds from Capital Stock Subscription      0                  180
  Net Borrowings (Repayments) under Bank Lines  0                   95
  Borrowing (repayments of other debt ), net    0                    0
  Other Equity Transactions, net                0                    0
Net Cash provided by (used for) Financing       0            $      86
                                               =====           =========
Net increase (decr.) in Cash and Cash
  Equivalents                                   0                  (38)
Cash and Cash Equivalents Beginning of
  Period                                       16                   42
Cash and Cash Equivalents at end of
  Period                                    $   0             $      4
                                              ======             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

                                          -7-

                             PHOTONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
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

5. Due to Related Parties
All of the directors and officers of the Company have resigned as of June
29, 1999.  For comparison purpose, the amount owed to the past directors and officers or surviving parties are shown here.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The statements made concerning expected company performance and product commercialization are forward-looking statements and as such are made pursuant to the Safe Harbor Provisions of the Private Securities
Litigation Reform Act of 1995.  The Company's 1999 10-K and 10-KA
contain detailed risk factors that may contribute to the actual results in future periods which could materially differ from forward-looking statements made by the Company.

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

The Company has all preferred shareholders converted their preferred shares to common shares and obtaining the consent of 85% of the Company's creditors and debt holders to settlements agreements that are acceptable to REP-T.  Therefore the Company has met the financial terms set by REP-T for the pending merger/acquisition, and will seek shareholders approval in the coming shareholders meeting planned for November 28, 2000.  However, government agencies can disapprove this merger/acquisition, and they often do, either party of a merger/acquisition can withdraw and they often do, shareholders or board of directors of either of the companies can disapprove the pending merger/ acquisition, and they often do, there are no assurance the pending merger acquisition will consummate.

Liquidity and Capital Resources

Liquidity and capital resources of the Company continue to decrease during the quarter mainly due to legal and auditing expenses associated with the pending merger/acquisition.  The Company negotiated such that
REP-T will pay the legal expenses associated with the merger/acquisition.

PART II      OTHER INFORMATION

ITEM 1     Legal Proceedings

No new legal claims were filed against the Company during this quarter.

ITEM 2     Changes in Securities

None.

ITEM 3      Defaults Upon Senior Securities

None

ITEM 4       Submission of Matters to a Vote of Security Holders

The Company has filed the Definitive Proxy Statement with SEC on October 31, 2000 for the coming shareholders' meeting planned for November 28, 2000 for approving the pending merger/acquisition, issuance of additional stocks for acquiring REP-T, conversion of approximately $3.5MM debt to equity, sale of Sunnyvale Technology, election of the new board of directors, approval of stock options, approval of new auditors, and other issues may come to the attention of the Company.

ITEM 5     Other Information

Not applicable

ITEM 6     Exhibits and Reports on Form 8k

Exhibit 27.1    Financial Data Schedule

On October 31, 2000, the Company filed a Form DEF 14A, a Definitive Proxy Statement for the annual shareholders meeting.

SIGNATURE
Pursuant to the requirements of Section 3 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION
DATE:    November 8, 2000
BY:   /s/ James T. Koo
Acting Chief Financial Officer

EX-27.1
FINANCIAL DATA SCHEDULE
ARTICLE 5

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000 AND THE CONSOLIDATED
STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 OF
PHOTONICS CORPORATION, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
SUCH FINANCIAL STATEMENTS.

MULTIPLIER 1,000

<PERIOD-TYPE>                                  3-MOS
<FISCAL-YEAR-END>                        DEC-31-1999
<PERIOD-START>                           JUL-01-2000
<PERIOD-END>                             SEP-30-2000
<CASH>                                              0
<SECURITIES>                                       0
<RECEIVABLES>                                      0
<ALLOWANCES>                                       0
<INVENTORY>                                        0
<CURRENT-ASSETS>                                   0
<PP&E>                                              0
<DEPRECIATION>                                     0
<TOTAL-ASSETS>                                     0
<CURRENT-LIABILITIES>                          4,213
<BONDS>                                             0
<PREFERRED-MANDATORY>                              0
<PREFERRED>                                        0
<COMMON>                                      46,344
<OTHER-SE>                                   (50,557)
<TOTAL-LIABILITY-AND-EQUITY>                       0
<SALES>                                             0
<TOTAL-REVENUES>                                   0
<CGS>                                               0
<TOTAL-COSTS>                                      0
<OTHER-EXPENSES>                                  16
<LOSS-PROVISION>                                   0
<INTEREST-EXPENSE>                                 0
<INCOME-PRETAX>                                    0
<INCOME-TAX>                                       0
<INCOME-CONTINUING>                                0
<DISCONTINUED>                                     0
<EXTRAORDINARY>                                    0
<CHANGES>                                           0
<NET-INCOME>                                       0
<EPS-PRIMARY>                                   (.00)
<EPS-DILUTED>                                   (.00)