Form 10KSB
period 2000-12-31
PHOTONICS CORP
filed 2001-03-30
CIK 912844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     10-KSB

  [X] Annual Report under section 13 or 15(d) of the Securities  Exchange Act of
    1934 for the fiscal year ended 12/31/00.

                      Commission File Number ______________


                              Photonics Corporation
                         -------------------------------
                (Name of Registrant as Specified In Its Charter)

             California                                   77-0102343
             ----------                                   ----------
      (State of Incorporation)                       (IRS Employer Number)

Suite 400, 12377 Merit Drive
Dallas, Texas  751422                                  972-726-7473 ex 226
(Address of principal executive offices)           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12 (g) of the Act: none

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
Yes ( )  No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [X]  No ( )

State issuer's revenues for the most recent fiscal year:   Zero

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000 was $ 1,364,586. The market value is based upon the average bid price of the Common Stock of $ 0.062 per share on December 31, 2000.

The Company had 32,229,436 shares of common stock, par value of $ 0.001 per share, outstanding as of December 31, 2000.

                                      INDEX

Part I
       Item 1
         Business                                        5
         General                                         5

       Item 2
         Properties                                      7

       Item 3
         Legal Proceedings                               7

       Item 4
         Submission of Matters
         to a Vote of Security Holders                   8

Part II
       Item 5
         Market for Common Equity                        8

       Item 6
         Management's Discussion and Analysis            9
         Liquidity and Capital Resources                11
                  Other Matters                         12

       Item 7
         Financial Statements                           12

       Item 8
         Changes in and Disagreements
         with Accountants on Accounting
         And Financial Disclosures                      12

Part III
       Item 9
         Director, Executive officers,
         Promoters and Control Person:
         Compliance with Section 16a of
         the Exchange Act                               12
         Indemnification Agreement                      13

       Item 10
         Executive Compensation                         13
         Board of Director's Report on
         Repricing of Options/SARs                      14

       Item 11
         Security Ownership of Certain
         Beneficial Owners and Management               14

       Item 12
         Certain Relationships and
         Related Transactions                           15

       Item 13
         Exhibits and Reports on Form 8K                16

         Signature Page                                 16

         Quarter 4 Income Statement Comparison          16

Introduction

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

Part I
Item 1.    Business
General

Photonics d.b.a. Data Technology resulted from the merger of Photonics Corporation and DTC Data Technology Corporation in March 1996. The Company marketed and sold IDE, I/O, BIOS upgrade, and SCSI products for IBM compatible PCs to Value Added Resellers (VARs), and System integrators through distribution and retailers for the upgrade after market.

Photonics had difficulty in maintaining revenue and profitability.

            Selected Historical Financial Information
            (in thousands, except per share amounts)
                             Years Ended December 31,  Six Months Ended June 30,
                              1997     1998     1999            2000
                                                             (unaudited)

PHOTONICS
Historical Statement of
 Operations Data:
 Net revenues ...............$5,662   $3,484   $  724          $    0
  Loss from operations.......  (399)  (2,705)    (964)            (59)
  Net loss ..................  (459)  (2,708)  (1,416)           (222)
  Net loss per share ........$ (.11)  $(0.62)  $ 0.32)         $ (.03)
  Weighted average shares
  Outstanding................ 4,173    4,336    4,336           4,765



                             Years Ended December 31,  Six Months Ended June 30,
                              1997     1998     1999             2000
                                                              (unaudited)

PHOTONICS
Historical Balance
 Sheet Data:
 Cash and cash equivalents...$      5   $   42   $   75     $   16
Total assets.................   2,807      852       75         16
Current liabilities..........   3,018    4,018    3,970      4,213
Total shareholders' equity
      (deficiency............    (813)  (3,291)  (3,895)    (4,197)


Consequently, during late January and into the first few days of February 2000, days before the Company planed to file Chapter 11, the Company was contacted by and reached an initial, non-binding agreement to acquire RealEstate4Sale.com
(RE4S). Since this acquisition agreement is superior to the filing of a bankruptcy proceeding, the Company has deferred the Chapter 11 filing; and has been actively pursuing the acquisition of RE4S and, following the termination of that transaction, the acquisition of REP-T. However, no assurance can be given that the acquisition will complete. Failure to consummate this acquisition, the only alternative for the Company will be filing Chapter 7 for liquidation. The Company estimates after paying off the priority employee payroll and vacation debt, the unsecured debt holder will receive less than two cents ($0.02) for every dollar of debt. No assurance can be given that there will be funds generated to pay any person. Registrant does not expect its shareholders to obtain any monies if it is required to file liquidation.

The initial, non-binding agreement to acquire RE4S was terminated as of May 31, 2000. The Agreement, executed as of June 30, 2000, was executed with a majority of the same group of principals who represented RE4S but with their newly formed company REP-T. The merger was approved by the shareholder's of Photonics and REpipeline.com on November 28, 2000.

REpipeline.com is a vertical service provider to the commercial real estate industry. REpipeline rolled out their internet based commercial real estate services in late December 2000 in the Dallas, Texas Market. The roll out of its services was to correct any technology problems and to refine the market plan for the company services. The company has as of March 28, 2001 signed up 85 subscribers for its services in the Dallas market and the plan is to expand into 32 cities by the end of 2001.

The commercial real estate business community is comprised of Real Estate Brokers, Lessees, Property Managers, Attorneys, Contractors, Office Furniture/Space Planners and many other industries related companies. The U.S. Census Bureau reports that the Real Estate Brokerage industry consists of 740,000 Real Estate Brokers/Agents. These professionals generate over 20 billion transactions annually. In addition, there are 29 other company categories such as estate attorneys, architects and contractors that total approximately another 5 to 7 million. Annual revenue potential for REpipeline's subscription services is $1.5 billion and the online contract signing annual revenue is $220 million.

REpipeline will focus its services to the small and midsize company market which represent 80% of the market which spends over $57 billion annually on technology. Our competitor's currently only offer single solution sites. REpipeline will offer multiple workflow and transaction management tools while integrating multiple Internet based services into one site. The Company will acquire online commercial real estate services and software applications; and aggregate these into a "One Stop" Internet site.

The Company will expand its portfolio of services to the newly acquired customers. In addition, the new customer base and sales force of all acquired companies will be utilized to maximize the sale of the Company's other services. REpipeline.com will consolidate overhead while marketing the acquired company's Trademarks & Brands and services by regional markets. Currently there is no major consolidator of Internet companies; therefore the Company is in a unique position to provide an exit strategy for many one-dimensional sites.

We are currently in discussion with two acquisitions candidates. It is our plan to acquire these companies for stock in Photonics. We have targeted 150 acquisition candidates that provide technology services and software solutions to the commercial real estate business community.

We are in discussions with a company in Canada to start a separate company and use REpipeline technology to launch REpipeline Canada. A North American strategy for REpipeline's trademark with low capital risk for REpipeline in Canada should have a positive effect on the company's value and earnings.

The company has finalized the on-line contract signing technology and will integrating it into the Internet operating system in the second quarter of 2001. The on-line computer conferencing technology partner has been selected and an agreement signed. These two technology solutions will be introduced in the second quarter of 2001.

Employees

As of March 31, 2001, Photoncis had no employees and no operating business. REpipeline.com has four full time employees and one part time employee, as well as four consulting programmers.

Merger Description

Photonics Corporation issued 62,508,934 shares of its Common Stock, $.001 par value per share ("PHOX Common Stock") to shareholders of REPT-T pursuant to a Stock Purchase Agreement (the "Agreement") dated as of June 30, 2000 by and between Photonics and REpipeline.com, Inc. ("REP-T"), a Texas corporation. In accordance with the terms of the Agreement, REpipeline.com, Inc., a Delaware corporation and a subsidiary of PHOX, will acquire all of the outstanding shares of stock of REP-T in exchange for the issuance of new shares of PHOX which will result in the shareholders of REP-T owning approximately 85% of all of the shares of common stock of PHOX.

Issuance of Shares:

                                                               Number of Shares

Creditors converting to common shares                                   555,919
Unpaid salaries satisfied with common shares                            130,829
Loans from creditors                                                    565,006
Past due interest on loans                                              188,126
Preferred dividends due                                                 490,318
Disputed payables                                                     2,090,120
James T. Koo preferred stock conversion adjustment                      245,500
REP-T shareholders                                                   18,127,707
REP-T Acquisition and Finance
         Potential Acquisition: First Data Systems      600,000
         Potential Acquisition: System Specialists    1,200,000
         Officer Options                             14,708,078
         Available for financing or acquisitions     27,873,549
         Total                                       44,381,627      44,381,627

TOTAL NEW SHARES ISSUED                                              66,775,152

Number of shares issued and outstanding prior to November 29, 2000    6,765,496

TOTAL Shares issued as of November 28, 2001                          73,540,648

The Combined Company has 73,540,648 shares issued and 32,229436 shares outstanding. The Company holds 41,311,212 in Treasury through its Acquisition and Finance Subsidiary, for the express purpose of future corporate financing and acquisitions.

Item 2.  Properties

The Company sold all its property to Sunnyvale Technology Corporation as of December 31, 1999. The Company formally moved its office to that of REpipeline.com, Inc. immediately after the merger on November 28, 2000. REpipeline.com subleases approximately 4,700-sq. ft. of office space at a monthly cost of $5,000. The term of the sublease expires on December 31, 2001.

Item 3.  Legal Proceedings - Photonics Corporation

1.       Abstract  of  judgment  dated  October  12,  1999;   Plaintiff  Insight
         Electronics.   Defendant  Data  Technologies  Corporation.   Amount  of
         judgment: $110,252.00

2.       Abstract  of  judgment   dated   October  12,  1999;   Plaintiff:   ACI
         Corporation.   Defendant  Data  Technologies  Corporation.   Amount  of
         judgment: $16,753.00

3. Default Judgment February 17, 2000, Plaintiff Danka Funding Company v. Defendant Photonics, Docket No. L-8482-99, Superior Court of New Jersey Law Division, Bergen County for $40,474.00 with proposed settlement offer by Danka of $ 30,355.72 as of March 22, 2000. (lease of Kodak 85 Copier)

4. Litigation Superior Court, Contra Costa County, CA., Plaintiff L.A. Commercial Group, Inc (Bay Alarm) Defendant Photonics Corporation, for the amount of $8,666.00

5. Abstract of Judgment dated January 13, 2000, Judicial District Court of Harris County, Texas, Plaintiff Innovative Vanguard Group, Inc. v. Defendant Photonics Corporation. Amount of judgment $ 99,630.45.

         In addition, Photonics Corporation has the following liens filed against it assets:

1.       Type of lien:              Personal Property Tax
         Lien holder:               State of California/ Santa Clara County
         Amount of lien:            $5,444.87
         Date of lien:              November 6, 1998
         Debtor:                    Photonics Corporation

2.       Type of lien:              Personal Property Tax
         Lien holder:               State of California/ Santa Clara County
         Amount of lien:            $6,119.54
         Date of lien:              November 5, 1999
         Debtor:                    Photonics Corporation

Legal Proceeding- REpipeline.com

In July 2000, REpipeline acquired the assets and certain liabilities of Realestate4sale.com (RE4S). One of the assets REpipeline did not acquire was a claim by the company against Doug Fonteno. Prior to his displacement from RE4S on April 1, 2000, Mr. Fonteno made numerous non interest bearing advances to himself and several entities controlled by him totaling approximately $ 183,906.

Previously, on April 28, 2000, the Board of Directors of Realestate4sale.com had voted to expunge all shares of RE4S owned by Mr. Fonteno, his family members and/or affiliated companies, which were issued for inadequate consideration and lacked proper approval by the Board of Directors of RE4S. These shares, totaling 3,909,267. These expunged shares are held in treasury by a wholly owned nominee corporation to be reissued in the future to outsiders for corporate financing of the Company and /or acquisition.

For financial statement purposes, these advances have been written off as uncollectable in the accompanying financial statements. In July, 2000, REpipeline.com make a loan to RealEstate4Sale.com in order to allow RE4S to properly file legal action to claim and retrieve the $183,906. Any amount received RE4S in the future will be used to repay REpipeline.com and the other creditors of RE4S, and be recorded as income in that period. This lawsuit is scheduled for trail in August 2001. REpipeline.com's management does not believe the outcome of its lawsuit with RE4S founder will have an adverse effect on the Company's financial position, operating results or cash flows.

Item 4.  Submission of Matter to a Vote of Security Holders

The Company held a Shareholder's Meeting on November 28, 2000, at which time these items were approved.

     Proposal #1:          To consider  and vote upon a proposal to authorize an
                           increase in the number of authorized common shares of the Company to 200,000,000 shares, and Preferred
                           Shares to 50,000,000 shares.

     Proposal #2:          To  consider  and vote upon a  proposal  to amend the
                           Bylaws of Photonics Corporation to provide for a minimum four and maximum of seven members of the Board of Directors.

     Proposal #3:          To  consider,  vote  upon  and  elect  four  Board of
                           Directors to serve until the next annual meeting of the shareholders. Nominees: T. James Vaughn, G.
                           Thomas Bailey,  Joseph F. Langston,  Jr. and James T.
                           Koo.

     Proposal #4:          To  consider  and vote upon a proposal  to ratify the
                           Conversion   of   approximately   $  3.5  million  of
                           corporate   indebtedness   into   common   stock   of
                           Photonics.

     Proposal #5:          To  consider  and vote upon a proposal  as set out in
                           the  Stock  Purchase  Agreement  dated as of June 30,
                           2000 between  Photonics  Corporation (the "Company"),
                           REpipeline.com,  Inc., a Delaware  corporation  and a
                           wholly  owned  subsidiary  of the Company  ("REP-D"},
                           REpipeline.com,  Inc., a Texas corporation  ("REP-T")
                           and  the   selling   shareholders   of   REP-T   (the
                           "Agreement") and to authorize the acquisition of REP-T, Inc. by REP-D of Photonics, through the issuance of a majority of the shares of Common Stock of Photonics.

     Proposal #6:          To  consider  and vote upon the  ratification  of the
                           actions of James T. Koo and  indemnification of James
                           T. Koo relating to the actions that he has taken in preparing and consummating the transactions set out in the Agreement.

     Proposal #7:          To  consider  and vote upon a proposal  to ratify the
                           incorporation of Sunnyvale Technology Corporation as a subsidiary of Photonics Corporation, Inc., the transfer of the assets and business of DTC Data
                           Technology,  a division of  Photonics,  to  Sunnyvale
                           Technology Corporation and the sale of 90% of the shares of Sunnyvale Technology Corporation to James
                           T. Koo.

     Proposal #8           To  consider  and vote upon a  proposal  to approve a
                           Qualified Stock Option Plan for the officers of the Corporation.

     Proposal #9:          To  consider  and vote upon a  proposal  to approve a
                           Stock Option Plan for the outside directors of the Corporation.

     Proposal #10:         To  consider  and vote upon a proposal  to ratify the
                           employment of new Auditors, Turner Stone & Company of
                           Dallas, Texas.

     Proposal #11:         To transact such other  business as may properly come
                           before the meeting.

All the matters past by a substantial majority vote of the shareholders, and the proposed merger with REpipeline.com, Inc., a Texas corporation, was immediately completed.

PART II

Item 5.  Market for Common Equity

The Company's Common Stock trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol: PHOX for Photonics Corporation.

 Historical Market Price Data for the Common Common Stock of Photonics Corporation The following table sets forth the range of high and low closing sales prices for Photonics Common Stock for the periods indicated:

                                                    High           Low

     Fiscal- Year Ended December 31, 1997
                   Fourth Quarter                  $0.312         $0.312
     Fiscal Year Ended December 31, 1998
                   First Quarter                    $0.50         $0.50
                   Second Quarter                  $0.625         $0.625
                   Third Quarter                   $0.343         $0.343
                   Fourth Quarter                  $0.312         $0.312
     Fiscal Year Ending December 31, 1999
                   First Quarter                   $0.218         $0.218
                   Second Quarter                  $0.187         $0.187
                   Third Quarter                   $0.20          $0. 20
                   Fourth Quarter                  $0.25          $0.218
     Fiscal Year Ending December 31, 2000
                   First Quarter                   $1.00          $0.750
                   Second Quarter                  $0.50          $0.500
                   Third Quarter                   $0.30          $0.062
                   Fourth Quarter                  $0.375         $0.062

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

As of December 31, 2000, the Company had no preferred stock outstanding and all dividends that were in arrears were fully satisfied by the issuance of common stock

Item 6.  Management's Discussion and Analysis

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

The Company's revenues in fiscal 1999 decreased to $0.72 million, a 77% decline from 1998 revenues of $3.484 million. Massive inventory write off resulted from the Company's move to a much smaller headquarter space during the year. The Company sold its operating assets as of December 31, 1999, and consequently had no sales during 2000.

Prior to the merger on November 28, 2000, Photonics Corporation and its subsidiaries have an estimated debt of $3.5 MM. (Face amount, not including all accrued interest, penalties or legal expenses) and this debt is past due, in default with no visible means of repayment. The former Board of Directors had discussions with legal counsel concerning the alternative of filing for protection under bankruptcy. All of the debt that the Company owes is classified as overdue accounts payable incurred during the prior three years of operations. However, as part of the acquisition of REP-T, a majority of the accounts payable debt holders have agreed to convert such debt to equity. The conversion of this debt to equity in the newly capitalized Company will provide the Company with the ability to avoid the need for an immediate bankruptcy filing. The debt holders that have agreed to convert their debt to common shares.

This approximate $ 3.5 million in debt were given .45 shares of common stock for every $1.00 of debt, with allowance for litigation and disputed accounts. Once the conversion of debt to equity is completed, the debt holders will hold approximately 4,265,563 shares of common stock or approximately 14.6 % ownership of common stock of the post acquisition Company's shares outstanding.

The former insiders of PHOX and their survivors represent approximately $2 million of the approximate $3.5 million of total debt. They also converted their debt to common shares on the same terms and conditions as the trade creditors.

Approximately $1.1 million of debt was not convert into common stock of Photonics. However, the Company allocated shares to these non-participating debt holders as though they had participated. In addition, the Company allocated additional shares for unknown liabilities.

To avoid further complications with this uncooperative debt and to disassociate itself from the significant retained earnings deficit of Photonics Corporation, the Company filed an SB-2 on March 23, 2001 to distribute the common shares of REpipeline.com, Inc., a Delaware corporation to the holders of Photonics Corporation. The record date being the date of approval from the Securities and Exchange Commission for the transfer.

In addition, to avoid any failure resulting from a major creditor not accepting the conversion of debt to common shares, Mr. James T. Koo agreed to indemnify the Company, conditioned upon and following the acquisition of REpipeline.com, for cash claims from existing creditors of the Company above $500,000 for a period of one year. The indemnity is limited to an amount equal to and is secured only by Mr. Koo's holdings of stock in the Company. Such holdings total over 500,000 shares. In exchange for the indemnity.

The Company merged with REpipeline.com, a Texas corporation on November 29, 2000. However, REpipeline.com is a formation company and had no revenues during 2000.

Liquidity and Capital Resources

The Company has working capital of $____ million and its current liabilities exceed its current assets by $ _____ million.

Item 2.1  Financial Statements

The financial statements and supplementary data provided pursuant to this Item are not available in final audited form as of the date hereof.

Combined Financials of Photonics Corporation and REpipeline.com, Inc. The unaudited pro forma of the combined financial statements of Photonic and REP for the six months ended June 30, 2000, and twelve months ended December 31, 2000, give effect to the merger as if it had occurred on January 1, 2000.

                              Photonics Corporation
                             Combined Balance Sheet
                             (Amounts in thousands)

                                                           Combined
                                                     June 30     December 31
                                                       2000          2000
                                                   (Unaudited)   (Unaudited)
                                                   -----------   -----------

Assets
Current Assets:
Cash and cash equivalents                                   89            39
Accounts Receivable less reserves                            0             0
Prepaid expenses and other current assets                    0             0

Total current assets                                        89            39


Furniture and equipment, net                                 8             8
Other Assets                                               116           285

Total Assets                                               200           332

Liabilities and shareholders equity
(deficiency)
Current Liabilities:
Accounts payable (1)                                        59            59
Accrued liabilities (2)                                     19             3
Due to Related Parties (3)                                  32           108
Other                                                        0            45

Total current liabilities                                  111           214

Disputed Accounts

Common stock                                                73            73

Treasury stock

Capital subscription                                    50,557        51,443
Accumulated deficit                                    (51,151)      (51,409)

Total shareholders' equity (deficiency)                     90           117

Total liabilities and shareholders' equity                 200           332

                              Photonics Corporation
                        Combined Statements of Operations
                  (Amounts in thousands, except per share data)



                                              Six months        Twelve months
                                                 ended              ended
                                             June 30, 2000       December 31,
                                             (Unaudited)             2000
                                             -------------       (Unaudited)
                                                                -------------

REVENUES:

Net Product Sales                                       0                  0
Cost of Revenues                                        0                  0

Gross Profit                                            0                  0

OPERATING EXPENSES:
Web Site Development                         $         86       $        141
Marketing and Promotion                                29                 49
Compensation & Benefits                                62                128
General & Administrative                              291                498
Depreciation & Amortization
Total operating expense                               469                815
Income (loss) from operations                $       (469)      $       (815)

OTHER INCOME (EXPENSE):

Interest income                                         0                  0
Interest expense                                        0                  0
Other Income                                            0                  0
Other expense                                         (54)               (54)
Total other income (expense)                          (54)               (54)
Provision for taxes                                     0                  0

Net income (loss)                            $       (511)      $       (869)

Net income (loss) per share                          (.03)              (.04)

Common Stock used in per share calculation     34,766,618(4)      34,766,618

Item 8. Changes in and Disagreements with Accountants of Accounting and Financial Disclosure

No Change

PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16a of the Exchange Act

NAME                   TERM       AGE         POSITION WITH THE COMPANY
-------------------------------------------------------------------------------

T. James Vaughn        3 Yrs      56      Chairman of the Board, Director
G. Thomas Bailey       3 Yrs      51      President, CEO, Director
Michael Craven                            Business Development Manager
Joseph F. Langston     3 Yrs      48      VP, Chief  Financial Office, Director
James T. Koo           3 Yrs      59      Director

T. James Vaughn - Chairman of the Board/Director, is 56 years of age. Mr. Vaughan has 30 years of experience in retailing and consulting. Most recently, Mr. Vaughan has been the owner of J. Vaughan Consulting LLC. A boutique consulting agent dealing with one major National account and several start up companies in the B2B Internet area. Prior to that Mr. Vaughan was Vice President of development for a division of Tandy Corp. Mr. Vaughan was National Vice President of stores for Computer City a 110-store chain with revenues in excess of $2,000,000,000. Mr. Vaughan was co-founder and Sr. Vice president of Pace Membership Warehouse, a $3,000,000,000 warehouse club. Mr. Vaughan was founder, President and C.E.O. of Med-club a retailer of medical devices and products to medical professionals and consumers. Mr. Vaughan is experienced in start up companies and has successfully raised the capital to bring two of his own to market as well as assisting in several others. His knowledge of venture funding, IPO's and capital markets is extensive.

George Thomas Bailey - President, CEO/Director is 51 years of age. Mr. Bailey has 30 years of experience in the consumer products, technology, distribution and healthcare Industries. His consumer product career was with Fortune 500 companies, General Foods, Sara Lee and PepsiCo in Senior Management, General Management and Marketing Positions. He held the position of Vice President of
Strategic Planning for FoxMeyer Health Corp. a $6 Billion Health Care Distribution and Technology Company. He was the President and Chief Operating Officer for Health Streams Technology a publicly traded start up technology company that developed and marketed software applications, wide area networking services, outsourcing and integration services to the healthcare vertical segment. He held the position of President and CEO for NECCO, a rollup and consolidation of environmental companies.

Earlier in his career, he was a real estate broker and building contractor in the state of Florida. Most recently, he was a consultant that advised companies on strategic planning, operations planning, technology, business process reengineering and e-commerce.

Mr. Bailey's experiences and skills are in brand management classical marketing, software development, mergers and acquisitions, business restructuring, start up and rapid growth companies and general management.

He earned his undergraduate degree from Florida State University and a MBA from the University of Florida. Upon graduation from Florida State University Mr. Bailey was a professional athlete with the Philadelphia Eagles in the National Football league for five years.

Michael Craven - Vice President of Sales & Business Development, is 40 years of age. Mr. Craven has over 15 years of experience in sales, marketing and business management. Mr. Craven was most recently the President & CEO of Hebel SouthCentral; a U.S. subsidiary of the worldwide German based Hebel AG. Mr. Craven was responsible for all aspects of this start-up company involved in the introduction and development of a new structural system for use in the U.S. commercial design and construction industry. Hebel ultimately merged with Matrix, a division of J.A. Jones, Inc. Prior to that Mr. Craven was the Executive Vice President of Materials Marketing Corporation responsible for all U.S. commercial sales and operations. Mr. Craven not only has experience with start-up operations but also with the sales and marketing development of a completely new technology and industry. Mr. Craven has extensive experience in the area of developing and managing high performance sales organizations particularly within complex selling environments. Mr. Craven is a veteran of the U.S. Navy where he earned numerous awards and commendations for his outstanding leadership skills.

Joseph F. Langston Jr. - Chief Financial Officer/Director, is 48 years of age. Mr. Langston has over 20 years experience as a Chief Finance Officer for various public companies, including Trans-Western Exploration and Search Exploration. The last 3 1/2 years Mr. Langston has worked with small and medium companies overseeing securities filings, registration documents and raising capital. He is experienced in all aspects of the requirements to become a public entity, as well as lead in raising capital through the public markets and institutional investors.

James T. Koo - Director, is 59 years of age. Mr. Koo has over 30+ years in the electronics industry, most recently has been an unpaid consultant to the Company from June 23, 1999 to present for overseeing selling of the Company. He served as the President and member of the Board of DTC since 1994, CEO, President and member of the Board of Photonics Corp. since 1996. From 1992 to 1994 he was a Vice President of Qume Corporation and General Manager of DTC Data Technology Corporation, then a wholly owned subsidiary of Qume Corporation. Prior to joining DTC, from 1984 until April 1992, Mr. Koo was with Mosel-Vitelic, a developer and manufacturer of memory integrated circuits. There he held several positions including Senior Vice President of Engineering, Operations, Marketing, Marketing and Sales of Taiwan Operations, and other management positions.

Board Committees and Meetings

The Board has an Audit Committee and a Compensation Committee. The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; and receives and considers the accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls.

The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate.

The Board of Directors will receive reimbursement of expenses for their direct out of pocket expenses incurred in fulfilling their duties and responsibilities, as well as stock opinions pursuant to Proposal 6.

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

The Company understands that the staff of the SEC is of the opinion that statutory, charter, and contractual provisions as those described above have no effect on claims arising under the federal securities laws. The Company is not aware of any material threatened or ongoing litigation or proceeding, which may result in a claim for such indemnification

Item 10.  Compensation of the Executive Officers

Compensation Philosophy

We operate in a highly competitive and rapidly changing high technology industry. The goals of the compensation program are to align compensation with our newly revised business objectives and the performances of the employees, to enable us to attract, retain and reward executive officers and other key personnel who contribute to the long-term success of the Company, and to motivate them to enhance long-term shareholder value. Key elements of this philosophy are:

1. Total compensation should be sufficiently competitive with other companies in similar or related industries so that we can attract and retain qualified personnel.

2. We desires to maintain annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

3. We desires to provide significant equity-based performance based incentives for executives and other key employees to ensure that they are motivated over the long-term to respond to business challenges and opportunities as owners and not just as employees.

4. Industry benchmark reports were used from PriceWaterHouseCoopers, VentureOne and Spencer Stuart to develop the executive compensation plans. The plans have been developed to position the compensation packages in the 50% to 70% percentile for base salary, bonus and equity compensation. The industries that were used were the consolidation industry and Internet start up companies.

Compensation of the Executive Officers

The following sets forth information in tabular form regarding compensation for the Company's Chief Executive Officer and other executive officers.

                                                 Annual Compensation
           Name and                         ----------------------------
      Principal Position                    Year       Salary      Bonus
      ------------------                    ----      --------     -----

Mr. Thomas Bailey                           2000      $225,000      --
       President and Chief
       Executive Officer

Mr. Chip Langston                           2000      $165,000      --
       Chief Financial
       Officer

Mr. Michael Craven                          2000      $135,000      --
       Vice President Sales
       & Business Development

Salaries are annualized for a full year and the Board of Directors will determine annual bonus. The CEO position annual bonus potential is 100% of salary, the CFO is 60% of salary and the Vice President of Sales and Business Development is 50% of salary.

Mr. Langston compensation is paid to Langston Investments, Inc.

The following table sets forth certain information regarding nonstatutory stock options for REP stock granted during 2000 as part of the employment agreements for the employees listed below. These options will be assumed by Photonics as part of the acquisition of REP and will be converted to Photonics stock.

Qualified Stock Option Plan

                          Number of
                          Securities
                          Underlying      Exercise Price      Grant Date
                           Options        --------------      ----------
                          ----------
Name
----
Mr. Thomas Bailey------   500,000             $.10           June 1, 2000
Mr. Chip Langston------   375,000*            $.10           June 1, 2000
Mr. Michael Craven-----   325,000             $.10           June 1, 2000

*Mr. Langston's options are held by The Langston Family Limited Partnership.

The qualified stock option plan will vest at thirty three percent (33%) on an annual basis for three years with an exercise price of $.10. The stock options exercise time period is five years.

           Non Qualified Stock Option Plan Bailey, Langston and Craven

The following sets forth information in tabular form regarding compensation for the Company's Chief Executive Officer and other executive officers of the Company.

                                                    Annual Compensation
           Name and                         ----------------------------
      Principal Position                    Year       Salary      Bonus
      ------------------                    ----      --------     -----
Mr. Thomas Bailey                           2000      $225,000      --
       President and Chief
       Executive Officer

Mr. Chip Langston                           2000      $165,000     --
       Chief Financial
       Officer

Mr. Michael Craven                          2000      $135,000     --
       Vice President Sales
       & Business Development

(1) Salaries are annualized for a full year and annual bonus will be determined by the Board of Directors. The CEO position annual bonus potential is 100% of salary, the CFO is 60% of salary and the Vice President of Sales and Business Development is 50% of salary.

(2) Mr. Langston and Mr. Craven's long term compensation will be determined by the Board of Directors during the year 2000.

The following table sets forth certain information regarding nonstatutory stock options for REP-T stock granted during 2000 as part of the employment agreements for the employees listed below. These options will be assumed by Photonics as part of the acquisition of REP-T and will be converted to Photonics stock.

                            Number of
                           Securities
                           Underlying       Exercise Price      Grant Date
                            Options         --------------     ------------
                          -----------

                            500,000*            $.10           June 1, 2000
Mr. Thomas Bailey-------- 1,500,000**           $.10           June 1, 2000
Mr. Chip Langston--------   375,000*            $.10           June 1, 2000
Mr. Michael Craven-------   325,000*            $.10           June 1, 2000

* Options are for shares of stock post acquisition. They are not subject to the exchange ratio (the "Exchange Ratio") of approximately 10.56 to 1.

** These options are for shares issued but not outstanding and held in the REP-T
subsidiary,   Acquisition  and  Finance  Corporation..   These  shares  are  pre
acquisition shares and will be increased by the Exchange Ratio.

           Non Qualified Stock Option Plan Bailey, Langston and Craven

The non-qualified stock option plan for each executive has three performance targets. The Executive is only eligible to exercise the stock options when a performance target is met. The stock options are for a period of ten (10) years at an exercise price of $.10.

                      Number of
                      Securities                     Performance Targets
                      Underlying  Exercise
                      Options      Price    Target One  Target Two  Target Three
                      ----------  --------  ----------  ----------  ------------
Name
-----
Mr. Thomas Bailey---  14,708,078    $.10     7,354,039   3,677,019    3,677,019
Mr. Chip Langston---   1,500,000    $.10       700,000     400,000      400,000
Mr. Michael Craven--   1,300,000    $.10       625,000     325,000      325,000



Performance Targets

The performance targets for the Executives are designed to maintain continuity in the management team and link the equity opportunity to increasing shareholder value.

Mr. Bailey's stock option plan requires him to rescind and return to the company performance target number one if he resigns from the company prior to one year of service. Performance target number two requires Mr. Bailey to raise capital to support the growth of the Company and performance target number three is based on building the company infrastructure to support the growth of the company and acquisition targets.

Mr. Langston's stock option plan requires him to serve one year of service to receive performance target number one. To qualify for performance target number two Mr. Langston must exceed cash management objectives and for performance target number three meet acquisition targets.

Mr. Craven's stock option plan requires him to serve one year of service to receive performance target number one. In order to qualify for performance target number two he must achieve a subscriber sign up target and for performance target number three he must surpass the sign up objectives for the ASP business.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The  following  table  sets  forth the  shares  of the  Company's  Common  Stock beneficially after the completion of the merger between Photonics and REpipeline.com, Inc. by each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, and by all former directors and officers as a group.

                                                 Issued         Outstanding
                                                ---------------------------
                                Beneficially    Percent           Percent
Beneficial Owner                Owned           Owned (1)         Owned (2)
----------------                ------------    ---------         ---------
Acquisition & Finance Corp.      41,311,212       56.17%             0.00%
C/o REpipeline.com, Inc.

James Vaughan                       703,560        0.96%             2.18%
Chairman of the Board

Thomas Bailey                     1,509,890        2.05%             4.68%
President/Direct

Joseph Langston                   1,808,928        2.46%             5.61%
C.F.O./Director

Michael Craven                      831,072        1.13%             2.58%
Vice President

James T. Koo                        858,475        1.17%             2.66%
Director

Dale Sparrow                      3,032,705        4.12%             9.41%

David S. Lee                      1,475,360        2.01%             4.58%

Other Shareholders               22,009,446       29.93%            68.29%

Total Shares Issued              73,540,648      100.00%           100.00%
Total Shares Outstanding         32,229,436

The Company holds  41,311,212 in Treasury  through its  Acquisition  and Finance
Subsidiary,   for  the  express  purpose  of  future  corporate   financing  and
acquisitions. These are considered to be issued, but not outstanding.

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

2. Shares held by the subsidiary are not considered outstanding for calculating Earnings Per Share.


Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

EXHIBT II

                       Computation of Earning per Common Share
                         December 31,          December 31,
                           1999                  1998


Exhibit 2.1 Plan of Acquisition,  Reorganization,  etc.

The Company transferred all assets of its operating division, DTC data technologies, to Sunnyvale Technologies Corporation and sold 90% of Sunnyvale Technologies Corporation. See Management Discussion and Analysis above..

The Company merged with REpipeline.com, Inc., a Texas corporation, as previously discussed.

Exhibit 27.1 Financial Data Schedule

The Company filed a Form 8-K on June 25, 1999 reporting the Company's decision of cease operation and sale of the Company.

The Company filed a Form 8-K on April 12, 2000 reporting a change in Auditors, Sale of Sunnyvale Technologies and change of location for the corporate headquarters.

The Company filed a Form 8-K on March 22, 2001 reporting the approval of shareholders at the November 28, 2000, Shareholder's Meeting described above.

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Photonics Corporation

/s/ George Thomas Bailey
----------------------------------
George Thomas Bailey
President and Chief Executive Officer
REpipeline.com, Inc.

President - Director of Photonics Corporation