Form 10KSB/A
period 2000-12-31
PHOTONICS CORP
filed 2001-05-30
CIK 912844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    10-KSB/A

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

                              Photonics Corporation

                                and Subsidiaries

                          (A Development Stage Company)

                              Financial Statements

                                       and

                          Independent Auditor's Report

                          Year Ended December 31, 2000

                                       and

                   For the Periods August 19, 1999 (Inception)

                       Through December 31, 2000 and 1999

                                 C O N T E N T S
                                 ---------------



AUDITOR'S REPORT.............................................................F-1

CONSOLIDATED BALANCE SHEETS..................................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT.............................F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS..................................F-5 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................F-7 - F-14

                          Independent Auditor's Report


Board of Directors
Photonics Corporation
    and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Photonics Corporation and subsidiaries (a development stage company), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and for the periods August 19, 1999 (inception) through December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonics Corporation and subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the above referenced periods in conformity with generally accepted accounting principles.

As explained in Note 1, the Company entered into a merger transaction during 2000 that was accounted for as a reverse merger with the Company being the acquired entity for financial reporting purposes. As a result, the accompanying consolidated financial statements have been restated to present the financial position and operating results of the acquiring entity for financial reporting purposes.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As also discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Turner, Stone & Company, L.L.P.
-----------------------------------
Turner, Stone & Company, L.L.P.
Certified Public Accountants
May 9, 2001


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------



                                     Assets
                                     ------

                                                                           2000           1999
                                                                       -----------    -----------

Current assets:
     Cash                                                              $    20,030    $      --
     Advances to former employees                                           36,661         68,016
                                                                       -----------    -----------

         Total current assets                                          $    56,691    $    68,016
                                                                       -----------    -----------

Property and equipment, at cost, net of
     accumulated depreciation of $2,997
     and $999, respectively                                                  6,993          8,991
                                                                       -----------    -----------
Other assets
     Capitalized web site development costs,
             Less accumulated amortization of $6,432 and
                $0, respectively                                           255,166         14,812
     Rental security deposit                                                15,696           --
                                                                       -----------    -----------

                                                                       $   304,496    $    91,819
                                                                       ===========    ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                           $   525,042    $    23,312
     Accrued expenses                                                      172,076           --
     Notes payable, stockholder                                             45,000           --
                                                                       -----------    -----------
         Total current liabilities                                         712,118         23,312
                                                                       -----------    -----------

Commitments and contingencies                                                 --             --

Stockholders' deficit:
     Preferred stock, $1.00 par and liquidation value,
         6,000,000 shares authorized, no shares issued
        and  outstanding, no preferences determined                           --             --
     Common stock, $.001 par value, 200,000,000
        shares authorized, 73,540,638 issued and
        27,068,901 shares outstanding                                       73,540         73,540
     Paid in capital in excess of par                                      981,503        114,122
     Accumulated deficit                                                (1,492,665)      (119,155)
     Treasury Stock 46,471,747 shares common
        stock, at cost                                                        --             --
                                                                       -----------    -----------

                                                                          (437,622)        68,507
                                                                       -----------    -----------

                                                                       $   304,496    $    91,819
                                                                       ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             PHOTONICS CORPORATION
                             ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------
 FOR THE PERIODS AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 1999
 ------------------------------------------------------------------------------




                                      Year Ended     Year Ended     Cumulative
                                       12/31/00       12/31/99    from Inception
                                     -----------    -----------   --------------

Revenues                             $      --      $      --      $      --

Cost and Expenses
     Web site development costs          384,492         65,821        450,313
     Marketing and promotion              49,954          8,987         58,941
     Compensation and benefits            45,513         18,587         64,100
     General and Administrative          519,073         23,761        542,834
     Acquisition Costs                   364,694           --          364,694
     Depreciation and amortization         8,430            999          9,429
                                     -----------    -----------    -----------
                                       1,372,156        118,155      1,490,311

Loss from operations                  (1,372,156)      (118,155)    (1,490,311)

Interest expense                           1,354          1,000          2,354
                                     -----------    -----------    -----------

Loss before income taxes              (1,373,510)      (119,155)    (1,492,665)

Provisions for income tax benefits          --             --             --
                                     -----------    -----------    -----------

Net loss                             $(1,373,510)   $  (119,155)   $(1,492,665)
                                     ===========    ===========    ===========

Loss per share
     Basic
     Diluted





The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                ------------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------


                                                                                                   Additional
                                         Preferred Stock                    Common Stock             Paid-In       Accumulated
                                       Shares          Amount           Shares        Amount         Capital         Deficit
                                       ------          ------           ------        ------         -------         -------

Balance at 12/31/98, as
   originally reported                2,328,136    $  2,328,000       4,396,271    $      4,396   $ 44,091,604    $(49,869,000)

Adjustment to give effect to
     reverse merger and
     retroactive restatement of
   equity accounts                   (2,328,136)   $(2,328,000)      (4,396,271)   $    (4,396)   $(44,091,604)  $ 49,869,000

Balance at 12/31/98, as
    adjusted for reverse merger            --              --              --              --             --              --

Common stock issued for
     Organizational services                                          3,930,267             393

Common stock issued for cash                                            171,947              17        187,251

Reclassification of equity
     accounts                                                        67,295,345          72,915        (72,915)           --

Net income (loss)                                                                                                     (119,156)
                                   ------------    ------------    ------------    ------------   ------------    ------------

Balance at 12/31/99                        --              --        71,397,559          73,326        114,336        (119,156)

Common stock issued for cash                                            807,581              81        759,178

Common stock issued for services                                      1,335,508             134        107,990

Net loss                                                                                                            (1,373,510)
                                   ------------    ------------    ------------    ------------   ------------    ------------

Balance at 12/31/00                                $                 73,540,648    $     73,540   $    981,503    $ (1,373,510)
                                   ============    ============    ============    ============   ============    ============



                                      Treasury
                                       Stock          Total
                                       -----          -----

Balance at 12/31/98, as
   originally reported             $       --      $ (3,291,000)

Adjustment to give effect to
     reverse merger and
     retroactive restatement of
   equity accounts                 $       --      $  3,291,000

Balance at 12/31/98, as
    adjusted for reverse merger            --              --

Common stock issued for
     Organizational services                                393

Common stock issued for cash                            187,269

Reclassification of equity
     accounts                             --               --

Net income (loss)                                      (119,156)
                                   ------------    ------------

Balance at 12/31/99                     154,000      (3,291,000)

Common stock issued for cash                            759,259

Common stock issued for services                        108,123

Net loss                                             (1,373,510)
                                   ------------    ------------

Balance at 12/31/00                $               $   (437,622)
                                   ============    ============


The accompany notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                      YEAR ENDED DECEMBER 31, 2000 AND 1999
                      -------------------------------------
 FOR THE PERIODS AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000 AND 1999
 ------------------------------------------------------------------------------




                                                Year Ended   Year Ended     Cumulative
                                                 12/31/00     12/31/99    from Inception
                                                ---------    ---------    --------------

Cash flows from operating activities:
     Cash received from customers               $    --      $    --         $    --
     Cash paid to employees                       (86,920)     (16,920)       (103,840)
     Cash paid to suppliers                      (272,303)     (76,531)       (348,834)
     Interest paid                                   --         (1,000)         (1,000)
     Income taxes paid                               --           --              --
                                                ---------    ---------       ---------

        Cash used in operating activities        (359,223)     (94,451)       (453,674)
                                                ---------    ---------       ---------

Cash flows from investing activities;
     Purchase of property and equipment              --         (9,990)         (9,990)
     Web development expenditures                (151,314)     (14,812)       (166,126)
     Rental deposit advanced                      (15,696)        --           (15,696)
     Advances to former employees                (216,518)     (68,016)       (284,534)
     Advances to Photonics Corporation            (41,477)        --           (41,477)
                                                ---------    ---------       ---------

        Cash used in investing activities        (425,005)     (92,818)       (517,823)
                                                ---------    ---------       ---------


Cash flows from financing activities:
     Proceeds from issuance of common stock       729,258      187,269         946,527
     Proceeds from note payable, shareholder       45,000         --            45,000
                                                ---------    ---------       ---------

        Cash provided by financing activities     804,258      187,269         991,527
                                                ---------    ---------       ---------

Net increase (decrease) in cash                    20,030         --            20,030

Cash at beginning of the period                      --           --              --
                                                ---------    ---------       ---------

Cash at end of the period                       $  20,030    $    --         $  20,030
                                                =========    =========       =========




The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------
                   FOR THE PERIODS AUGUST 19, 1999 (INCEPTION)
                   -------------------------------------------
                       THROUGH DECEMBER 31, 2000 AND 1999
                       ----------------------------------



                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash used in Operations
                         ------------------------------


                                             Year Ended     Year Ended      Cumulative
                                              12/31/00       12/31/99     from Inception
                                            -----------    -----------    --------------


Net Loss                                    $(1,373,510)   $  (119,155)    $(1,492,665)
                                            -----------    -----------     -----------

Adjustment to reconcile net loss to
    net ash used in operations

     Depreciation and amortization          $     8,430    $       999     $     9,429
     Common Stock issued for services           108,123            393         108,516
     Provision for uncollectable advances       247,873           --           247,873
     Acquisition costs                          364,694           --           364,694
     Increase in accounts payable               118,613         23,312         141,925
     Increase withholding taxes payable         166,554           --           166,554
                                            -----------    -----------     -----------
                                              1,014,287         24,704       1,038,991
                                            -----------    -----------     -----------

Net cash used in operating activities       $  (359,223)   $   (94,451)    $  (453,674)
                                            ===========    ===========     ===========


                       Supplemental Disclosure of Non Cash
                       -----------------------------------
                       Investing and Financing Activities
                       ----------------------------------


Issuance of common stock in
    exchange for services                   $   108,123    $     --        $   108,516

Web development expenditures
    incurred as accounts payable            $    65,422    $     --        $    65,422




The accompanying notes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and operations
-----------------------

Photonics Corporation, dba DTC Data Technology (the Company, Photonics, DTC), a California corporation, began from a merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company did design, develop, and market Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sale the Company or its assets. Since that date, the Company has been inactive.

On November 28, 2000, the Company merged with REpipeline.com, a Texas corporation, an Internet vertical service provider to the commercial real estate industry, by issuing 18,127,707 common stock shares valued at $18,128 in exchange for all of the outstanding common stock of REpipeline.com, Inc. (REP).

The transaction was accounted for as a reverse merger using the purchase method of accounting with REP acquiring Photonics for financial reporting purposes. The purchase price of Photonics was allocated among its net assets based on their relative fair values. Because Photonics did not have any assets and only liabilities and had no business operations, no portion of the purchase price was allocated to goodwill. Instead, the excess of the purchase price over the fair value of net assets acquired has been charged against operations and reflected in the accompanying consolidated financial statements as an acquisition cost.

REpipeline.com, Inc. was incorporated in the state of Texas on June 8, 2000. On July 10, 2000, the Company agreed to purchase the assets and assume the certain liabilities and shareholder's equity of RealEstate4Sale.com. RealEstate4Sale.com, ("RE4S") was incorporated in Colorado on August 17, 1999, and its purpose was to provide commercial real estate listings on the Internet. However, the concept was deemed to be too narrow for the marketplace, which requires a wider variety of services to the commercial real estate market over the Internet, which are best addressed by the expanded concept of REP. REP, and Photonics by virtue of its reverse merger acquisition, is currently in the development stage. Its new website was completed in December 2000 and marketing began in January 2001.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the general accounts of the Company and its one subsidiary REpipeline.com, a Delaware corporation, and REP Acquisition and Finance, Inc., a nominee corporation. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of presentation and going concern uncertainty
---------------------------------------------------

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of December 31, 2000 has a net working capital deficit of approximately $680,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its operations and management anticipates revenues to be generated by the end of 2001. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management estimates
--------------------

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

Cash flows
----------

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. None of the Company's cash is restricted.

Revenue recognition
-------------------

The primary source of revenue will be Subscription Income, which is a $22.95 per month charge to the users. This subscription allows the user unlimited access the website for a variety of uses. Secondary revenue is derived from commissions on services sold to the website subscriber which are provided by outside sources. These services currently consist of sign, card, brochure preparation and distribution; and will soon include procurement preparation and conferencing.

Property and equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years.

Loss per share
--------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the year ended December 31, 2000 and the periods August 19, 1999 ( inception ) through December 31, 2000 and 1999, basic loss per share amounts are computed using , and , respectively, weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed exercise of outstanding stock options because the effect would be antidilutive.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Long-lived assets
-----------------

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. The company incurred no substantial impairment of long-lived assets charge during 2000 or 1999.

Web site development costs
--------------------------

The Company accounts for its costs of developing its web site (Note 2) pursuant to EITF Abstract No. 00-02. Pursuant to this pronouncement, all costs incurred for planning activities have been charged to expense. Costs incurred for development of the web site and its infrastructure are being capitalized and will be amortized using the straight-line method over its estimated useful live of three years, beginning in December 2000, when the web site became available for use. Costs incurred to operate the web site will be charged to expense.

Stock based incentive program
-----------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has granted options in November 2000, and continues to use the accounting prescribed by APB Opinion No. 25. As such, the Company is required to disclose pro forma net income and loss per share amounts as if the fair value method of accounting has been applied (Note X).

2.       WEB SITE DEVELOPMENT

During August 1999, the RE4S purchased a web site domain name for $ 90,000. This web site allowed the RE4S to provide commercial listings of real estate properties over the Internet. However, the focus of these services was too narrow and was not accepted by the commercial real estate market, therefore the Company subsequently abandoned this web site and returned it to the seller, who forgave the remaining $ 64,000 balance owed on the purchase price. During the year ended December 31, 2000, the actual payments made for this web site totaling $26,000, along with the operating costs, were charged to expense. The RE4S website technology was discontinued and REpipeline's technology platform was available for testing by customers on December 1, 2000.

In connection with the development of REpipeline's website, the Company has capitalized $231,548 of development costs, which consist primarily of the internal labor costs of employees directly associated with the development activity and external direct costs of materials and services consumed during the development activity. These costs will be amortized over the three year estimated useful life of the web site beginning December 1, 2000.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


3.       PREFERRED STOCK

In December 1996, the Company entered into a Private Placement Memorandum (PPM) for the sale of up to 3,600,000 shares of Series A Convertible Preferred Stock, at $1.00 per share, with minimum lots being 25,000 shares. The Series A Convertible Preferred Stock was convertible into common stock on a 1 for 1 basis, and carries a provision for a 10% cumulative dividend, with dividends in arrears greater than 12 months being payable in the form of common stock at the equivalent rate of $1.00 per common share. The Series A shares also have a liquidation preference of $1.00 per share and voting rights.

As a condition of the merger transaction with REP (Note 1), the Company converted all of its outstanding preferred stock, along with cumulative dividends in arrears totaling $490,318, into common stock. At December 31, 2000, no preferred stock shares are outstanding.

4.       RELATED PARTY TRANSACTIONS

Prior to the Company's merger transaction with REP (Note 1), the Company had outstanding notes payable to stockholders totaling $1,510,000 and accrued interest payable relating to these notes payable of $306,758. The Company also had an outstanding note payable totaling $497,000 and accrued interest payable related to this note payable of $111,300 to a former creditor whose President was a former director of the Company. The notes were unsecured, due on demand, convertible into preferred stock and contained interest rates of 10% to 15%. As a condition of the merger, these notes payable and all accrued interest were converted into 867,657 common stock shares.

In October 2000, the Company borrowed $45,000 from a stockholder. The note payable is due on or before August 31, 2001, bears interest at 9.0% and is unsecured. The note also grants an option, which expires on August 31, 2001, to purchase 45,000 common stock shares at $1.00 per share.

5.       COMMITMENTS AND CONTINGENCIES

         Employment agreements
         ---------------------

On May 1, 2000, the Company entered into an employment agreement with George Thomas Bailey, its President/CEO. The agreement, which expires June 30, 2003, provides for annual compensation of $150,000 increasing to $225,000 after the Company raises $2 million in equity funding. In addition, the agreement provides a $200,000 signing bonus, payable after the above funding has been raised. The company has the option to pay half of the amount payable in common stock shares of the company valued at the bid price of the stock as of the effective date of the agreement. In the case of termination, the agreement provides for a 12 month salary severance package, reduced by 50% if the termination is for cause. The agreement provides for an equity bonus package if the Company completes its proposed merger with a public company (Note 7) and if the Company achieves various goals as these goals are defined in the agreement. In the case of the Photonics merger, an option to purchase at $0.10 per share approximately 11,000,000 shares would be issued to Mr. Bailey.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


In addition, this employment agreement provides qualified stock options for 500,000 of the Company's common stock at an exercise price of $ 0.10 per share (post merger). These options vest over the three year term of the employment agreement and automatically expire three years from the date they vest. Upon termination, all vested options must be exercised within 45 days or they expire and all non-vested options will be cancelled. Subject to the approval of the Photonic's shareholders.

Leases
------

The Company is obligated under a non-cancelable operating sublease agreement for its office facilities, effective May 1, 2000 and expiring December 31, 2001. The agreement provides for a monthly rental payment of $5,232 and a three month security deposit. There is no option for renewal. Prior to May 1, 2000, the RE4S leased office space from its founder, a corporation of Mr. Fonteno (Note 3) under a month to month agreement at $3,000 per month. Rent under this agreement totaled $15,000.

Legal matters - Photonics Corporation
-------------------------------------

The Company is subject to legal proceedings that arise in the ordinary course of business. These listed lawsuits are the result of defaulted accounts payable of Photonics prior to the merger with REpipeline.com, Inc. and consequently common stock has been allocated for the payment of these payables in accordance with the agreed participation of other Photonics' accounts payable. Management believes that the outcome of one or more of these matters can and will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

Legal matters - REpipeline.com
------------------------------

Many of the employees of the Company had previously been employees of RE4S. Tom Bailey, who was hired as President and CEO of RE4S on January 27, 2000, resigned his position as of May 1, 2000, citing a breach of Contract and failure to disclose the criminal background of Mr. Douglas Fonteno, the founder and acting officer of RE4S. Tom Bailey incorporated REpipeline.com, Inc., a Texas corporation subsequent to leaving as President of RE4S.

In April 2000, Mr. Fonteno was incarcerated for parole violation from a prior conviction of securities fraud. On April 28, 2000, the board of directors voted to expunge all shares of RE4S owned by Mr. Fonteno, his family members and/or affiliated companies, which were issued for inadequate consideration and proper approval by the Board of Directors. These shares, totaling 3,909,267, are currently held in treasury by a wholly owned nominee corporation to be reissued in the future to outsiders for corporate financing of the Company and /or acquisition.

Prior to his displacement from RE4S, Mr. Fonteno made numerous non interest bearing advances to himself and several entities controlled by him totaling $183,906. Although these advances have been written off as uncollectable in the accompanying financial statements, the Company is in the process of obtaining a Writ of Garnishment against Mr. Fonteno in the amount of $180,858 and will attempt to collect this amount. Any amount received in the future will be recorded as income.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


6.       EMPLOYEE BENEFIT PLANS

The Company maintains a Shared Savings Plan (the SSP) covering substantially all of its U.S. employees. The SSP allows employees to defer from 2% to 12% of their compensation  to the  maximum  amount  permitted  by law.  Employee  and Company contributions  are  considered tax deferred under Section 401(k) of the Internal
Revenue  Code.  Under the terms of the SSP,  the Company will  contribute,  on a quarterly basis,  shares of its common stock to each employee's account equal in value to 40% of the employee's  contributions,  limited, however to $2,000 or 6%
of   compensation   per  calendar   year,   whichever  is  less.  The  Company's
contributions vest at the rate of 25% for each full year of service, as defined, but become 100% vested upon normal retirement,  disability or death.  During the years ended  December 31, 2000 and 1999,  the Company made no  contributions  of common stock to the SSP.

7.       STOCK OPTION PLAN


The  Company's  stock  option plan (the 1997 Stock  Option  Plan) allows for the
issuance  of  incentive  and   nonqualified   stock  options  to  employees  and
consultants  of the Company.  Options  granted  under the Plan are generally for periods  not to exceed ten years and  generally  must be at prices not less than
100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated  fair  value of the  stock on the date of grant as  determined  by the
Board of Directors.  Options granted to shareholders who own greater than 10% of the  outstanding  stock are established at the estimated fair value of the stock on the date of grant.

Stock  options   granted  by  the  company  to  others  are  for  primarily  for professional services and bonus consideration. The professional services consist of legal and investment  banking.  Bonus consideration was provided to Mr. James
Koo for a one year unsecured note of $ 45,000. These options are for a period of not greater  than five (5) years and for a Strike  Price of the then  prevailing average closing bid price for the previous 30 consecutive trading days. The most often used Strike Price has been $ 0.10 per share.

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

                                              Year Ended     Year Ended       Cumulative
                                               12/31/00       12/31/99     from Inception
                                               --------       --------     --------------

Net loss attributed to common shareholders:

         As reported                         $  (836,514)   $(2,917,000)    $(1,492,665)
         Pro forma                              (836,514)    (2,970,000)

Basic and diluted loss per share:

         As reported                         $  (       )   $(         )
         Pro forma                              (       )    (         )

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


8.       INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the year ended December 31, 2000 and the periods August 19, 1999 ( inception ) through December 31, 2000 and 1999 is as follows.

                                 Year Ended   Year Ended      Cumulative
                                  12/31/00     12/31/99     from Inception
                                  ---------    ---------    --------------
Tax expense (benefit) computed
at statutory rate                 $(467,000)   $(405,000)      $(507,500)
Increase in valuation allowance     467,000      405,000         507,500
                                  ---------    ---------       ---------
                                  $    --      $    --         $    --
                                  =========    =========       =========

Significant components of the Company's deferred tax assets (benefits) and liabilities are summarized below. All of which have been fully affected by a valuation reserve.


              Net operating loss carry forward         $  508,300
              Depreciation and amortization                  (800)
                                                       ----------
                                                       $  507,500

As of December 31, 2000, the Company has approximately $1,400,000 of regular net operating losses to offset future federal income tax, which expire through the year 2010. Prior to the Company's merger transaction with REP, the Company had prior net operating loss carry forwards of approximately $ 102 million and tax credit carry forwards of approximately $ 2 million. The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership change" as defined by the Internal Revenue Code, the Company's ability to utilize the federal and California net operating losses could be reduced. With respect to the merger transaction with REP (Note 1), the Company has not made this determination and it is not certain whether any of these prior carry forwards will be utilized.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


9.       FINANCIAL INSTRUMENTS

The Company's financial instruments, which are held for trading purposes and which potentially subject it to credit and other risks, consists of its cash, its advances to former employees and its notes payable, stockholders.

Cash
----

The Company maintains its cash in bank deposit and other accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks involving its cash.

Advances to former employees
----------------------------

The Company's advances to its former employees are non interest bearing, due on demand and are secured by 28,186 shares of the Company's common stock issued to the former employees but held by the Company. Management believes this collateral will be sufficient to induce repayment of the advances and that it is not exposed to any significant credit risks affecting these advances and that these advances are fairly stated at estimated net realizable amounts.

Notes payable, stockholders

Management believes the carrying value of this note represent the fair value of this financial instruments because its terms are similar to those in the lending market for comparable loans with comparable risks.

10.      INTERIM FINANCIAL DATA

During the fourth quarter of the year ended December 31, 2000, the Company entered into a merger transaction that was accounted for as a reverse merger with the Company being the acquired entity for financial reporting purposes (Note 1). As a result, the accompanying consolidated financial statements have been restated to present the financial position and operating results of the acquiring entity for financial reporting purposes. Accordingly, this basis of presentation is not comparable with the interim financial data presented in previous fiscal quarters.

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