Form 10-Q
period 2001-03-31
PHOTONICS CORP
filed 2001-05-31
CIK 912844

FORM 10-Q
                               AMENDMENT NUMBER 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Three Month period ended March 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____ to _____. Commission file number ____

                              PHOTONICS CORPORATION


        (Exact name of Small Business Issuer as specified in its charter)

                California                             77-0102343
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

               Suite 400                             (972) 726-7473
12377 Merit Drive, Dallas, Texas  75251
(Address of Principal Executive Offices)      (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X                        No


The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 2001 was 28,068,901 shares.

                              PHOTONICS CORPORATION

                      For the quarter ended March 31, 2001

                                      INDEX

                                                                     Page Number
                                                                     -----------

Introduction                                                               3

PART I FINANCIAL INFORMATION                                               5

ITEM I  Interim Financial Statements

Consolidated Balance Sheet as of
March 31, 2001 and March 31, 2000                                          6

Consolidated Statements of Operation
For the Three months
ended March 31, 2001 and March 31, 2000                                    7

Consolidated Statements of Stockholders' Deficit
For the Three months ended March 31, 2001 and
For the Years ended December 31, 2000 and 1999                             8

Consolidated Statement of Cash Flows
For the Three months ended March 31, 2001 and March 31, 2000               9

Notes to Consolidated Financial Statements                                11

ITEM 2  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       13

PART II OTHER INFORMATION
ITEM 1  Legal Proceedings                                                 13
ITEM 2  Changes in Securities                                             14
ITEM 3  Defaults Upon Senior Securities                                   14
ITEM 4  Submission of Matters of a Vote of Security Holders               14
ITEM 5  Other Information                                                 14
ITEM 6  Exhibits and Reports on Form 8-K                                  14
SIGNATURE                                                                 14

                                  INTRODUCTION


This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward- looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

General
Photonics Corporation, dba DTC Data Technology (the Company, Photonics, DTC), a California corporation, began from a merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company did design, develop, and market Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) products for personal computers. However, as a result of reoccurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sale the Company or its assets. Since that date, the Company has been inactive in its original business operations.

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

REpipeline.com, Inc. was incorporated in the state of Texas on June 8, 2000. On July 10, 2000, the Company agreed to purchase the assets and assume the certain liabilities and shareholder's equity of RealEstate4Sale.com. RealEstate4Sale.com, ("RE4S") was incorporated in Colorado on August 17, 1999, and its purpose was to provide a commercial real estate listings on the Internet. However, the concept was deemed to be too narrow for the marketplace, which requires a wider variety of services to the commercial real estate market over the Internet, which are best addressed by the expanded concept of REP. REP, and Photonics by virtue of its reverse merger acquisition, is currently in the development stage. Its new website was completed in December 2000 and marketing began in January 2001.

The accompanying consolidated financial statements include the general accounts of the Company and its one subsidiary REpipeline.com, a Delaware corporation, and REP Acquisition and Finance, Inc., a nominee corporation. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

Basis of presentation and going concern uncertainty. The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of December 31, 2000 has a net working capital deficit of approximately $680,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its operations and management anticipates revenues to be generated by the end of 2001. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition
The primary source of revenue will be Subscription Income, which is a $22.95 per month charge to the users. This subscription allows the user unlimited access the website for a variety of uses. Secondary revenue is derived from commissions on services sold to the website subscriber, which are provided by outside sources. These services currently consist of sign, card, brochure preparation and distribution; and will soon include procurement preparation and conferencing.

Property and equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years.

Loss per share
Basic losses per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted losses per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the year ended December 31, 2000 and the periods August 19, 1999 (inception) through December 31, 2000 and 1999, basic loss per share amounts are computed using, and, respectively, weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed exercise of outstanding stock options because the effect would be antidilutive.

Long-lived assets
The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. The company incurred no substantial impairment of long-lived assets charge during 2000 or 1999.

Web site development costs
The Company accounts for its costs of developing its web site ( Note 2 ) pursuant to EITF Abstract No. 00-02. Pursuant to this pronouncement, all costs incurred for planning activities have been charged to expense. Costs incurred for development of the web site and its infrastructure are being capitalized and will be amortized using the straight line method over its estimated useful live of three years, beginning in December 2000, when the web site became available for use. Costs incurred to operate the web site will be charged to expense.

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

Web Site Development
During the period August 16, 1999 (inception) through June 30, 2000, the RE4S purchased a web site domain name for $ 90,000. This web site allowed the RE4S to provide commercial listings of real estate properties over the Internet. However, the focus of these services was too narrow and was not accepted by the commercial real estate market. Therefore the Company subsequently abandoned this web site and returned it to the seller, who forgave the remaining $ 64,000 balance owed on the purchase price. The actual payments made for this web site totaling $26,000, along with the operating costs, were charged to expense. The RE4S website technology was discontinued and REpipeline's technology platform was launched June 1, 2000.

In connection with the development of REpipeline's website, the Company has capitalized $ 217,249 of development costs, which consist primarily of the internal labor costs of employees directly associated with the development activity and external direct costs of materials and services consumed during the development activity. These costs will be amortized over the three year estimated useful life of the web site beginning at the time the web site is available for use, currently anticipated to be in November 2000.


PART 1       FINANCIAL INFORMATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements are read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      MARCH 31, 2001 and DECEMBER 31, 2000
                      ------------------------------------



                                     Assets
                                     ------

                                                             March 31, 2001   December 31, 2000
                                                             --------------   -----------------
Current assets:
     Cash                                                      $     3,075       $    20,030
     Advances to former employees                                   36,661            36,661
                                                               -----------       -----------

         Total current assets                                  $    39,736       $    56,691
                                                               -----------       -----------

Property and equipment, at cost, net of
     accumulated depreciation of $3,497
     and $2,997, respectively                                        6,493             6,993
                                                               -----------       -----------
Other assets
     Capitalized web site development costs,
         Less accumulated amortization of $18,009 and
         $6,432, respectively                                      233,161           255,166
     Rental security deposit                                        15,696            15,696
                                                               -----------       -----------

                                                               $   295,086       $   304,496
                                                               ===========       ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                   $   565,470       $   525,042
     Accrued expenses                                              255,038           172,076
     Notes payable, stockholder                                     45,000            45,000
                                                               -----------       -----------
         Total current liabilities                                 865,508           712,118
                                                               -----------       -----------

Commitments and contingencies                                         --                --

Stockholders' deficit:
     Preferred stock, $1.00 par and liquidation value,
        6,000,000 shares authorized, no shares issued
        and  outstanding, no preferences determined                   --                --
     Common stock, $.001 par value, 200,000,000
        shares authorized, 73,540,638 issued and
        28,068,901 shares outstanding                               73,540            73,540
     Paid in capital in excess of par                            1,041,503           981,503
     Accumulated deficit                                        (1,685,466)       (1,492,665)
     Treasury Stock 45,471,747 shares common
        stock, at cost                                                --                --
                                                               -----------       -----------

                                                                  (570,422)         (437,622)
                                                               -----------       -----------

                                                               $   295,086       $   304,496
                                                               ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 and for
                -------------------------------------------------
                        THE YEAR ENDED DECEMBER 31, 2000
                        --------------------------------
       FOR THE PERIODS AUGUST 19, 1999 (INCEPTION) THROUGH MARCH 31, 2001
       ------------------------------------------------------------------




                                     Three Months    Year Ended    Cumulative
                                       03/31/01       12/31/00   from Inception
                                     -----------    -----------    -----------

Revenues                             $      --      $      --      $      --

Cost and Expenses
     Web site development costs           52,961        384,492        503,274
     Marketing and promotion              20,546         49,594         79,487
     Compensation and benefits            39,454         45,513        103,554
     General and Administrative           67,482        519,073        610,316
     Acquisition Costs                         0        364,694        364,694
     Depreciation and amortization        12,077          8,430         21,506
                                     -----------    -----------    -----------
                                         192,520      1,372,156      1,682,831

Loss from operations                    (192,520)    (1,372,156)    (1,682,831)

Interest expense                             281          1,354          2,635
                                     -----------    -----------    -----------

Loss before income taxes                (192,801)    (1,373,510)    (1,685,466)

Provisions for income tax benefits          --             --             --
                                     -----------    -----------    -----------

Net loss                             $  (192,801)   $(1,373,510)   $(1,685,466)
                                     ===========    ===========    ===========

Loss per share
     Basic
     Diluted


The accompanying notes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                ------------------------------------------------
                 THREE MONTHS ENDED MARCH 31, 2001, and for the
                 ----------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

                                                                                                        Additional
                                              Preferred Stock                  Common Stock               Paid-In       Accumulated
                                          Shares          Amount          Shares          Amount          Capital         Deficit
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/98, as
  originally reported                     2,328,136    $  2,328,000       4,396,271    $      4,396    $ 44,091,604    $(49,869,000)
Adjustment to give effect to
  reverse merger and
  retroactive restatement of
  equity accounts                        (2,328,136)   $ (2,328,000)     (4,396,271)   $     (4,396)   $(44,091,604)   $ 49,869,000
Balance at 12/31/98, as
  adjusted for reverse merger                  --              --              --              --              --              --
Common stock issued for
    Organizational services                    --              --         3,930,267             393            --              --
Common stock issued for cash                   --              --           171,947              17         187,251            --
Reclassification of equity
     accounts                                  --              --        67,295,345          72,915         (72,915)           --
Net income (loss)                              --              --              --              --              --          (119,156)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/99                            --              --        71,397,559          73,326         114,336        (119,156)

Common stock issued for cash                   --              --           807,581              81         759,178            --
Common stock issued for services               --              --         1,335,508             134         107,990            --
Net loss                                       --              --              --              --              --        (1,373,510)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/00                            --      $       --        73,540,648    $     73,540    $    981,503    $ (1,373,510)
                                       ============    ============    ============    ============    ============    ============

Common stock issued for cash                   --              --            60,000              60          59,940            --
Common stock issued for services               --              --              --              --              --              --
Net loss                                       --              --              --              --              --          (192,801)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at 03/31/01                            --      $       --        73,600,648    $     73,600    $  1,040,993    $ (1,566,311)
                                       ============    ============    ============    ============    ============    ============

                                         Treasury
                                           Stock           Total
                                       ------------    ------------

Balance at 12/31/98, as
  originally reported                  $       --      $ (3,291,000)
Adjustment to give effect to
  reverse merger and
  retroactive restatement of
  equity accounts                      $       --      $  3,291,000
Balance at 12/31/98, as
  adjusted for reverse merger                  --              --
Common stock issued for
    Organizational services                    --               393
Common stock issued for cash                   --           187,269
Reclassification of equity
     accounts                                  --              --
Net income (loss)                              --          (119,156)
                                       ------------    ------------

Balance at 12/31/99                         154,000      (3,291,000)

Common stock issued for cash                   --           759,259
Common stock issued for services               --           108,123
Net loss                                       --        (1,373,510)
                                       ------------    ------------

Balance at 12/31/00                    $       --      $   (437,622)
                                       ============    ============

Common stock issued for cash                   --            60,000
Common stock issued for services               --              --
Net loss                                       --          (192,801)
                                       ------------    ------------

Balance at 03/31/01                    $       --      $   (132,801)
                                       ============    ============


The accompany notes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 THREE MONTHS ENDED MARCH 31, 2001, and for the
                 ----------------------------------------------
                     YEAR ENDED DECEMBER 31, 2000 , and for
                     --------------------------------------
       FOR THE PERIODS AUGUST 19, 1999 (INCEPTION) THROUGH MARCH 31, 2001
       ------------------------------------------------------------------




                                             Three Months Ended    Year Ended     Cumulative
                                                  03/31/01          12/31/00    from Inception
                                                  --------          --------    --------------

Cash flows from operating activities:
     Cash received from customers               $      --         $      --       $      --
     Cash paid to employees                         (30,920)          (86,920)       (134,760)
     Cash paid to suppliers                        (128,997)         (272,303)       (477,831)
     Interest paid                                     --               (--)           (1,000)
     Income taxes paid                                 --                --              --
                                                -----------       -----------     -----------

        Cash used in operating activities          (159,917)         (359,223)       (613,591)
                                                -----------       -----------     -----------

Cash flows from investing activities;
     Purchase of property and equipment                --               (--)           (9,990)
     Web development expenditures                        (0)         (151,314)       (166,126)
     Rental deposit advanced                             (0)          (15,696)        (15,696)
     Advances to former employees                        (0)         (216,518)       (284,534)

     Advances to Photonics Corporation                   (0)          (41,477)        (41,477)
                                                -----------       -----------     -----------

        Cash used in investing activities                (0)         (425,005)       (517,823)
                                                -----------       -----------     -----------


Cash flows from financing activities:
     Proceeds from issuance of common stock          60,000           729,258       1,006,527
     Proceeds from note payable, employee
         Or shareholder                              82,962            45,000         127,962
                                                -----------       -----------     -----------

        Cash provided by financing activities       142,962           804,258       1,074,489
                                                -----------       -----------     -----------

Net increase (decrease) in cash                     (16,955)           20,030           3,075

Cash at beginning of the period                        --                --              --
                                                -----------       -----------     -----------

Cash at end of the period                       $     3,075       $    20,030     $     3,075
                                                ===========       ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  THREE MONTHS ENDED MARCH 31, 2001 and for the
                  ---------------------------------------------
                        YEAR ENDED DECEMBER 31, 2000 and
                        --------------------------------
       FOR THE PERIODS AUGUST 19, 1999 (INCEPTION) THROUGH MARHC 31, 2001
       ------------------------------------------------------------------



                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash used in Operations
                         ------------------------------


                                                           Three Months Ended     Year Ended        Cumulative
                                                                 03/31/01          12/31/00       from Inception
                                                                 --------          --------       --------------

Net Loss                                                     $     (192,801)    $   (1,373,510)   $   (1,685,466)
                                                             --------------     --------------    --------------

Adjustment to reconcile net loss to
    net ash used in operations

     Depreciation and amortization                           $       12,077     $        8,430    $       21,506
     Common Stock issued for services                                     0            108,123           108,516
     Provision for uncollectable advances                                 0            247,873           247,873
     Acquisition costs                                                    0            364,694           364,694
     Increase in accounts payable                                   153,390            118,613           295,315
     Increase withholding taxes payable                                   0            166,554           166,554
                                                             --------------     --------------    --------------
                                                                    165,467          1,014,287         1,204,458
                                                             --------------     --------------    --------------

Net cash used in operating activities                        $      (27,334)    $     (359,223)   $     (481,008)
                                                             ==============     ==============    ==============


                       Supplemental Disclosure of Non Cash
                       -----------------------------------
                       Investing and Financing Activities
                       ----------------------------------


Issuance of common stock in
    exchange for services                                    $            0     $         --      $      108,516

Web development expenditures
    incurred as accounts payable                             $       52,961     $         --      $      118,383



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


Earnings (loss) per share
-------------------------

Conforming to SFAS No. 128, the Company has changed its method of computing earnings per share and restated all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options has been excluded.

Inventories
-----------

Inventories are stated at the lower of cost (on a first-in,  first-out basis) or
market  value  (net  realizable   value),   and  include  material,   labor  and
attributable overhead.

Property, Plant, and Equipment
------------------------------

Property and equipment are stated at cost and, other than leasehold improvements, are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or remaining term of the related lease.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

After selling of Sunnyvale Technology Corp. the Company has ceased all operations and has $75,000 cash and has no other assets or operating expenses. The only expenses are legal and auditing expenses related to the pending merger/acquisition with RE4S.com.

The interest payments are to the preferred A shareholders. They are payable in commons at $1 per common shares subject to Board approval.

Year 2000
---------

To the Company's best knowledge, the Company has suffered no adverse effect of Y2K problems. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of any changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

Liquidity and Capital Resources
-------------------------------

Liquidity and capital resources of the Company continue to decrease during the quarter. However the only expenses of the company is the legal and auditing expense for the pending merger/acquisition. The Company believes the current cash available is adequite.

PART II      OTHER INFORMATION
ITEM 1     Legal Proceedings

In April 2001, the Company settled the litigation of Innovative Vanguard, a former sales representative of the Company which had been previously filed against the Company for the past due payments and commission earned.

Two ex-employees of the Company have filed complaints with State of California, department of Labor for not receiving the full wage due when terminated. The Company has paid the penalty of salaries up to 28 days to each of the two employees.

An ex-employee of the Company has filed complaints with State of California for sexual bias and sexual harassment. The Company (considers the case without merit and) has settled the case with the payments of the salary penalty described in the paragraph above, and no additional penalty.

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

ITEM 2     Changes in Securities

None

ITEM 3      Defaults Upon Senior Securities

None

ITEM 4 Submission of Matters to a Vote of Security Holders

Effective for election Company's new board of directors, approve the merger/acquisition of RE4S, issuance of additional common shares, grant of stock options, Sunnyvale Technology Corp. and a stock dividend of the remaining 10% of the shares to Photonics shareholders.

ITEM 5     Other Information

Not applicable

ITEM 6     Exhibits and Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    May 30, 2001

BY:  /s/ George Thomas Bailey
   ----------------------------------------
   George Thomas Bailey
   President and Chief Executive Officer