Form 10QSB
period 2001-06-30
PHOTONICS CORP
filed 2001-08-20
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Three Month period ended June 30, 2001

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

Yes    X           No


The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of June 31, 2001 was 28,068,901 shares.

                              PHOTONICS CORPORATION

                       For the quarter ended June 30, 2001

                                      INDEX
                                                                     Page Number

Introduction                                                                   2

PART I FINANCIAL INFORMATION                                                   4

ITEM I  Interim Financial Statements

Consolidated Balance Sheet as of
June 30, 2001 and December 31, 2000                                            5

Consolidated Statements of Operation
For the Six months ended June 30, 2001 and December 31, 2000                   6

Consolidated Statement of Cash Flows
For the Three months ended June 30, 2001 and December 31, 2000                 7

Notes to Consolidated Financial Statements                                     8

ITEM 2  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            8

PART II OTHER INFORMATION
ITEM 1  Legal Proceedings                                                     10
ITEM 2  Changes in Securities                                                 10
ITEM 3  Defaults Upon Senior Securities                                       10
ITEM 4  Submission of Matters of a Vote of Security Holders                   10
ITEM 5  Other Information                                                     10
ITEM 6  Exhibits and Reports on Form 8-K                                      10
SIGNATURE                                                                     10

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


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                       JUNE 30, 2001 and DECEMBER 31, 2000
                       -----------------------------------



                                     Assets
                                     ------
                                                             June 30, 2001   December 31, 2000
                                                             -------------   -----------------
Current assets:
     Cash                                                     $     7,791       $    20,030
     Advances to former employees                                  34,024            36,661
                                                              -----------       -----------

         Total current assets                                 $    41,814       $    56,691
                                                              -----------       -----------

Property and equipment, at cost, net of
     accumulated depreciation of $3,997
     and $ _____ respectively                                       5,993             6,993
                                                              -----------       -----------
Other assets
     Capitalized web site development costs,
             Less accumulated amortization of $29,586 and
                $ 6,432, respectively                             221,584           255,166
     Rental security deposit                                       10,359            15,696
                                                              -----------       -----------

                                                              $   279,751       $   304,496
                                                              ===========       ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                  $   155,438       $   308,524
     Accrued expenses                                             245,978           172,076
     Notes payable, stockholder                                    45,000            45,000
                                                              -----------       -----------
         Total current liabilities                                865,508           712,118
                                                              -----------       -----------

Convertible Debenture due Employees                               370,526           216,518

Stockholders' deficit:
     Preferred stock, $1.00 par and liquidation value,
         6,000,000 shares authorized, no shares issued
        and  outstanding, no preferences determined                  --                --
     Common stock, $.001 par value, 200,000,000
        shares authorized, 73,540,638 issued and
        30,568,901 shares outstanding                              73,540            73,540
     Paid in capital in excess of par                           1,182,746           981,503
     Accumulated deficit                                       (1,793,478)       (1,492,665)
     Treasury Stock 42,971,747 shares common
        stock, at cost                                               --                --
                                                              -----------       -----------

                                                                 (537,192)         (437,622)
                                                              -----------       -----------

                                                              $   279,751       $   304,496
                                                              ===========       ===========



The accompanying notes are an integral part of the consolidated financial statements.
*  Reclassification  of Employee  Compensation  Accrual as Long Term Convertible
Note

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 and for
                 ----------------------------------------------
                        THE YEAR ENDED DECEMBER 31, 2000
                        --------------------------------
        FOR THE PERIODS AUGUST 19, 1999 (INCEPTION) THROUGH JUNE 30, 2001
        -----------------------------------------------------------------




                                      Six Months     Year Ended     Cumulative
                                       06/30/01       12/31/00    from Inception
                                     -----------    -----------   --------------

Revenues                             $      --      $      --      $      --

Cost and Expenses
     Web site development costs           52,961        384,492        503,274
     Marketing and promotion              41,546         49,594        100,487
     Compensation and benefits            49,408         45,513        113,508
     General and Administrative          131,783        519,073        674,617
     Acquisition Costs                         0        364,694        364,694
     Depreciation and amortization        24,654          8,430         34,083
                                     -----------    -----------    -----------
                                         300,352      1,372,156      1,790,663

Loss from operations                    (300,352)    (1,372,156)    (1,790,663)

Interest expense                             461          1,354          2,815
                                     -----------    -----------    -----------

Loss before income taxes                (300,813)    (1,373,510)    (1,793,478)

Provisions for income tax benefits          --             --             --
                                     -----------    -----------    -----------

Net loss                             $  (192,801)   $(1,373,510)   $(1,793,478)
                                     ===========    ===========    ===========

Loss per share
     Basic/ Diluted                  $ (0.006307)   $(0.0449316)   $  (0.05867)







The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                ------------------------------------------------
                   SIX MONTHS ENDED JUNE 30, 2001, and for the
                   -------------------------------------------
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     --------------------------------------

                                                                                                        Additional
                                              Preferred Stock                  Common Stock               Paid-In       Accumulated
                                          Shares          Amount          Shares          Amount          Capital         Deficit
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at 12/31/98, as
   originally reported                    2,328,136    $  2,328,000       4,396,271    $      4,396    $ 44,091,604    $(49,869,000)
Adjustment to give effect to
     reverse merger and
     retroactive restatement of
   equity accounts                       (2,328,136)   $ (2,328,000)     (4,396,271)   $     (4,396)   $(44,091,604)   $ 49,869,000
Balance at 12/31/98, as
   adjusted for reverse merger                 --              --              --              --              --              --
Common stock issued for
   Organizational service                      --              --         3,930,267             393            --              --
Common stock issued for cash                   --              --           171,947              17         187,251            --
Reclassification of equity
   accounts                                    --              --        67,295,345          72,915         (72,915)           --
Net income (loss)                              --              --              --              --              --          (119,156)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/99                            --              --        71,397,559          73,326         114,336        (119,156)

Common stock issued for cash                   --              --           807,581              81         759,178            --
Common stock issued for services               --              --         1,335,508             134         107,990            --
Net loss                                       --              --              --              --              --        (1,373,510)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/00                            --      $       --        73,540,648    $     73,540    $    981,503    $ (1,373,510)
                                       ============    ============    ============    ============    ============    ============

Common stock issued for cash from
   Treasury                                    --              --         3,500,000           3,500         197,490            --

Common stock issued for services
Net loss                                       --              --              --              --              --          (300,813)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at 06/30/01                            --      $       --        73,540,648    $     77,040    $  1,178,993    $ (1,674,323)
                                       ============    ============    ============    ============    ============    ============

                                         Treasury
                                           Stock           Total
                                       ------------    ------------


Balance at 12/31/98, as                $       --      $ (3,291,000)
   originally reported
Adjustment to give effect to
     reverse merger and
     retroactive restatement of        $       --      $  3,291,000
   equity accounts
Balance at 12/31/98, as                        --              --
   adjusted for reverse merger
Common stock issued for                        --               393
   Organizational service                      --           187,269
Common stock issued for cash
Reclassification of equity                     --              --
   accounts                                    --          (119,156)
Net income (loss)                      ------------    ------------

                                            154,000      (3,291,000)
Balance at 12/31/99
                                               --           759,259
Common stock issued for cash                   --           108,123
Common stock issued for services               --        (1,373,510)
Net loss                               ------------    ------------

                                       $       --      $   (437,622)
Balance at 12/31/00                    ============    ============


Common stock issued for cash from              --           197,490
   Treasury                                                  60,000

Common stock issued for services               --          (300,813)
Net loss                               ------------    ------------

                                       $       --      $   (540,945)
Balance at 06/30/01                    ============    ============







The accompany notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   SIX MONTHS ENDED JUNE 30, 2001, and for the
                   -------------------------------------------
                     YEAR ENDED DECEMBER 31, 2000 , and for
                     --------------------------------------
        FOR THE PERIODS AUGUST 19, 1999 (INCEPTION) THROUGH JUNE 30, 2001
        -----------------------------------------------------------------




                                              Six Months Ended    Year Ended      Cumulative
                                                  06/30/01         12/31/00     from Inception
                                              ----------------   -----------    --------------
Cash flows from operating activities:
     Cash received from customers               $      --        $      --       $      --
     Cash paid to employees                         (40,873)         (86,920)       (144,713)
     Cash paid to suppliers                         (76,563)        (272,303)          (--)
     Interest paid                                     (461)           (--)           (1,461)
     Income taxes paid                                 --               --              --
                                                -----------      -----------     -----------

        Cash used in operating activities          (117,897)        (359,223)          (--)
                                                -----------      -----------     -----------

Cash flows from investing activities;
     Purchase of property and equipment                --              (--)           (9,990)
     Web development expenditures                        (0)        (151,314)       (166,126)
     Rental deposit advanced                          5,337          (15,696)        (10,359)
     Advances to former employees                     2,637         (216,518)       (281,897)
     Advances to Photonics Corporation                   (0)         (41,477)        (41,477)
                                                -----------      -----------     -----------

        Cash used in investing activities             7,974         (425,005)       (509,849)
                                                -----------      -----------     -----------


Cash flows from financing activities:
     Proceeds from issuance of common stock          90,991          729,258       1,037,518
     Proceeds from note payable, employee
         Or shareholder                                --             45,000          45,000
                                                -----------      -----------     -----------

        Cash provided by financing activities        90,991          804,258       1,082,518
                                                -----------      -----------     -----------

Net increase (decrease) in cash                     (18,932)          20,030           7,791

Cash at beginning of the period                        --               --              --
                                                -----------      -----------     -----------

Cash at end of the period                       $     7,791      $    20,030     $     7,791
                                                ===========      ===========     ===========






The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   SIX MONTHS ENDED JUNE 30, 2001 and for the
                   ------------------------------------------
                        YEAR ENDED DECEMBER 31, 2000 and
                        --------------------------------
        FOR THE PERIODS AUGUST 19, 1999 (INCEPTION) THROUGH JUNE 30, 2001
        -----------------------------------------------------------------



                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash used in Operations
                         ------------------------------


                                                           Six Months Ended     Year Ended      Cumulative
                                                               06/30/01          12/31/00     from Inception
                                                           ----------------    -----------    --------------

Net Loss                                                     $  (300,813)      $(1,373,510)     $     (--)
                                                             -----------       -----------      -----------

Adjustment to reconcile net loss to
    net ash used in operations

     Depreciation and amortization                           $    16,224       $     8,430      $      --
     Common Stock issued for services                                  0           108,123          108,516
     Provision for uncollectable advances                              0           247,873          247,873
     Acquisition costs                                                 0           364,694          364,694
     Increase in accounts payable                                (79,184)          118,613             --
     Increase in notes payable                                   370,526              --               --
     Increase withholding taxes payable                                0           166,554          166,554
                                                             -----------       -----------      -----------
                                                                 307,566         1,014,287             --
                                                             -----------       -----------      -----------

Net cash used in operating activities                        $     6,753       $  (359,223)     $     (--)
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

Launch of Services

REpipeline.com Inc an operating subsidiary of Photonics has launched its services in the Dallas Texas market. To date the Company has 120 users of its online services. During the second quarter fiscal 2001 the company did not expand its marketing efforts due to a declining cash reserves. REpipeline management elected to reduce expenses and conserve cash outlays. The management of the company is seeking additional capital for short term working as well as evaluating other strategic alternatives.

Strategic Alternatives.

The collapse of the dot.com market and the economic down turn in the general economy has severely limited REpipeline.com's ability to raise needed capital for the company. The company management has contacted several organizations that are in a synergistic space for Internet services offered to the commercial real estate business community. The Company is exploring options to sell the company assets or being acquired by a company that is in a better cash position. The management is pursing short-term cash opportunities and at this point has not received any commitment to fund the short-term capital needs of the company. The management is in discussions with several groups regarding long term capital and should complete their discussions in the third quarter of 2001.


PART II      OTHER INFORMATION
ITEM 1     Legal Proceedings

During the quarter, Photonics reached an agreement with Insight Electronics, a former vendor, and Innovative Vanguard, a former sales representative of the Company regarding the filed legal Proceedings against the Company for the past due payments and commission earned. The Company reached an agreement to retire the debt owed to Innovative Vanguard and stop legal proceedings for an exchange of common shares for Photonics.

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

PHOTONICS CORPORATION

DATE:    August 13, 2001

BY:  /s/ George Thomas Bailey
   -------------------------------------------
         George Thomas Bailey
         President and Chief Executive Officer