Form 10QSB
period 2001-09-30
PHOTONICS CORP
filed 2001-11-14
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

               For the Three Month period ended September 30, 2001

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

   For the transition period from _____ to _____. Commission file number _______

                              PHOTONICS CORPORATION

        (Exact name of Small Business Issuer as specified in its charter)

                California                              77-0102343
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

        47 S. Palm Avenue, Suite 210                  (972) 745-3020
         Sarasota, Florida  34236
   (Address of Principal Executive Offices)     (Issuer's telephone number)


   12377 Merit Drive, Dallas, Texas 75251 #400        (972) 726-7473
   Sarasota,  Florida  34236
  (Former Address of Principal              (Issuer's former telephone number)
      Executive Offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

Yes    X           No
      ---             ---

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 8, 2001 was 65,501,206 shares.

                              PHOTONICS CORPORATION

                    For the quarter ended September 30, 2001

                                      INDEX

                                                                     Page Number

Introduction                                                             2

PART I FINANCIAL INFORMATION

ITEM I  Interim Financial Statements
Condensed and Consolidated Balance Sheet as of
September 30, 2001 and September 30, 2000                                6

Condensed and Consolidated Statements of Operation
For the Three and Nine months ended
September 30, 2001 and September 30, 2000                                7

Condensed and Consolidated Shareholders' Deficit
for September 30, 2001                                                   8

Condensed and Consolidated Statement of Cash Flows
For the Three and Nine months ended
September 30, 2001 and September 30, 2000                                9

Reconciliation of Net Loss To Net Cash used in Operations               10

Notes to Condensed and Consolidated Financial Statements                11

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     13

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                14
ITEM 2 Changes in Securities                                            14
ITEM 3 Defaults Upon Senior Securities                                  14
ITEM 4 Submission of Matters of a Vote of Security Holders              14
ITEM 5 Other Information                                                15
ITEM 6 Exhibits and Reports on Form 8-K                                 15

SIGNATURE                                                               16

                                  INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

GENERAL

Photonics Corporation, d/b/a DTC Data Technology (the "Company", "Photonics", or "DTC"), a California corporation was formed from a merger of Photonics
Corporation with DTC Data Technology in March of 1996. The Company designed, developed, and marketed Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date, the Company had been inactive in its original business operations.

On November 28, 2000, the Company merged with REpipeline.com, a Texas Corporation, an Internet vertical service provider to the commercial real estate industry, by issuing 18,127,707 common stock shares valued at $18,128 in exchange for all of the outstanding common stock of REpipeline.com, Inc. ("REP").

The transaction was accounted for as a reverse merger using the purchase method of accounting with REP acquiring Photonics for financial reporting purposes. The purchase price of Photonics was allocated among its net assets based on their relative fair market values. Because Photonics did not have any assets or business operations, no portion of the purchase price was allocated to goodwill. Instead, the excess of the purchase price over the fair value of net assets acquired has been charged against operations and reflected in the accompanying consolidated financial statements as an acquisition cost.

REpipeline.com, Inc. was incorporated in the state of Texas on June 8, 2000. On July 10, 2000, the REpipeline.com, Inc., a Texas Corporation agreed to purchase the assets and assume the certain liabilities and shareholder's equity of RealEstate4Sale.com. RealEstate4Sale.com ("RE4S") was incorporated in Colorado on August 17, 1999, and its purpose was to provide commercial real estate listings on the Internet. Subsequent to the acquisition of RealEstate4Sales.com, the Company reincorporated REpipeline.com, Inc. into a Delaware corporation and made it a wholly owned subsidiary.

However, the concept was deemed to be too narrow for the marketplace, which requires a wider variety of services to the commercial real estate market over the Internet, which are best addressed by the expanded concept of REP. REP and Photonics, by virtue of their reverse merger acquisition, is currently in the development stage. Its new website was completed in December 2000 and marketing began in January 2001 with no results or revenues to date.

Subsequent to the end of the quarter, the Company purchased all the outstanding shares of The Sarasota Group, Inc. and elected new officers and directors for the Company. The new management is actively seeking additional developed, revenue producing entities that might be a good merger candidate for the Company.

The accompanying consolidated financial statements include the general accounts have the Company and its subsidiaries REpipeline.com, a Delaware corporation, and REP Acquisition and Finance, Inc., a nominee corporation. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

Basis  of  presentation  and  going  concern  uncertainty.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and has been unable to secure additional financing or growth. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its operations and to provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by Management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue  recognition

Since  inception,  the  company  has  not  generated  any  revenue.

Property  and  equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years.

Loss  per  share

Basic losses per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted losses per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the year to date ending September 30, 2001, the year ended December 31, 2000 and the periods August 19, 1999 (inception) through December 31, 2000 and 1999, basic loss per share amounts are computed using, and, respectively, weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed exercise of outstanding stock options because the effect would be annihilative.

Long-lived  assets

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. The company incurred no substantial impairment of long-lived assets charge during 2001, 2000 or 1999.

Stock  based  incentive  program

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has granted options in November 2000, and continues to use the accounting prescribed by APB Opinion No. 25. As such, the Company is required to disclose pro forma net income and loss per share amounts as if the fair value method of accounting has been applied.

Web  Site  Development

During the period August 16, 1999 (inception) through June 30, 2000, RE4S purchased a web site domain name for $90,000. This web site allowed RE4S to provide commercial listings of real estate properties over the Internet. However, the focus of these services was too narrow and was not accepted by the commercial real estate market. Therefore the Company subsequently abandoned this web site and returned it to the seller, who forgave the remaining $64,000 balance owed on the purchase price. The actual payments made for this web site totaling $26,000, along with the operating costs, were charged to expense. The RE4S website technology was discontinued and Zeppelin's technology platform was launched June 1, 2000. In connection with the development of Zeppelin's website, the Company has capitalized $231,548 of development costs, which consist primarily of the internal labor costs of employees directly associated with the development activity and external direct costs of materials and services consumed during the development activity. These costs will be amortized over the three-year estimated useful life of the web site beginning at the time the web site is available for use, currently anticipated being in November 2000.

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

                             PHOTONICS CORPORATION AND SUSIDIARIES
                             -------------------------------------
                                  (A DEVELOPMENT STAGE COMPANY)
                                 ------------------------------
                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------
                           SEPTEMBER 30, 2001 and SEPTEMBER 30, 2000
                           -----------------------------------------
                                           Assets
                                           ------

                                                      September 30, 2001    September 30, 2000
                                                         (unaudited)           (unaudited)
                                                     --------------------  --------------------
Current assets:
  Cash                                               $               751   $                 0
  Advances to former employees                                    34,024                     0
                                                     --------------------  --------------------
      Total current assets                                        34,775                     0
Property and equipment, at cost, net of
  Accumulated depreciation of $4,497
  and $0 respectively                                              5,493                     0
Other assets
  Capitalized web site development costs,
  Less accumulated amortization of $64,340
  and $0, respectively                                           167,228                     0
  Rental security deposit                                              -                     0
                                                     --------------------  --------------------

Total Assets                                         $           207,496   $                 0
                                                     ====================  ====================

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
  Accounts payable, trade                            $           157,352   $             1,780
  Accrued expenses                                               246,991                   362
  Notes payable, stockholder                                      45,000                 2,071
                                                     --------------------  --------------------
    Total current liabilities                                    449,343                 4,213
                                                     --------------------  --------------------

Convertible Debenture due Employees                                    -                     -
Stockholders' deficit
  Preferred stock, $1.00 par and liquidation value,
  50,000,000 shares authorized, no shares issued
  and outstanding, no preferences determined
                                                                      --                    --
  Common stock, $.001 par value, 200,000,000
  shares authorized, 84,642,000 issued and
  41,818,548 shares outstanding                                   84,642                46,344
  Paid in capital in excess of par                             1,542,659                    --
  Accumulated deficit                                         (1,869,148)              (50,557)
  Treasury Stock 52,568,550 shares common
  stock, at cost                                                      --                    --
                                                     --------------------  --------------------

                                                                (241,847)               (4,213)
                                                     --------------------  --------------------

Total Liabilities and Shareholders Deficit           $           207,496   $                 0
                                                     ====================  ====================

The accompanying notes are an integral part of the consolidated financial statements.

                                  PHOTONICS CORPORATION AND SUBSIDIARIES
                                  --------------------------------------
                                       (A DEVELOPMENT STAGE COMPANY)
                                       -----------------------------
                                         STATEMENTS OF OPERATIONS
                                         ------------------------
                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FOR
                      --------------------------------------------------------------
                            THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                            --------------------------------------------------

                                       Three Months ended September 30    Nine Months Ended September 30
                                           2001              2000             2001             2000
                                       (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                    ----------------  ----------------  ----------------  ----------------
Revenues                            $            --   $            --   $            --   $            --

Cost and Expenses
  Web site development costs                     --                --            52,961                --
  Marketing and promotion                        --                --            55,796                --
  Compensation and benefits                      --                --            49,408                --
  General and Administrative                 10,262                59            92,438                59
  Legal                                       8,500                --             8,500                --
  Employee Stock Debenture                        0                --            50,046                --
  Acquisition Costs                               0                --                --                --
  Depreciation and amortization              20,796                --            65,820                --
                                    ----------------  ----------------  ----------------  ----------------
                                             39,558                59           374,969                59

Loss from operations                        (39,558)              (59)         (374,969)              (59)

Interest expense                              1,053                53             1,514                53
Other expense                                    --               110                --               110
                                    ----------------  ----------------  ----------------  ----------------

Loss before income taxes                    (40,611)             (222)         (376,483)             (222)

Provisions for income tax benefits               --                --                --                --
                                    ----------------  ----------------  ----------------  ----------------

Net loss                            $       (40,611)  $          (222)  $      (376,483)  $          (222)
                                    ================  ================  ================  ================

Loss per share
  Basic/ Diluted                    $       (0.0004)  $       (0.0003)  $       (0.0004)  $       (0.0003)

The accompanying notes are an integral part of the consolidated financial Statements.

                                            PHOTONICS CORPORATION AND SUBSIDIARIES
                                                    ---------------------
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                       ------------------------------------------------
                                           FOR THE PERIOD ENDING SEPTEMBER 30, 2001
                                                   ------------------------

                                                                                                  Additional
                                             Preferred Stock              Common Stock              Paid-In      Accumulated
                                           Shares        Amount        Shares         Amount        Capital        Deficit
                                         -----------  ------------  -------------  ------------  -------------  -------------
Balance at 12/31/98, as
originally reported                       2,328,136   $ 2,328,000      4,396,271   $     4,396   $ 44,091,604   $(49,869,000)

Adjustment to give effect to
reverse merger and
retroactive restatement of
equity accounts                          (2,328,136)  $(2,328,000)    (4,396,271)  $    (4,396)  $(44,091,604)  $ 49,869,000

Balance at 12/31/98, as
adjusted for reverse merger                      --            --             --            --             --             --

Common stock issued for
organizational service                           --            --      3,930,267           393             --             --

Common stock issued for cash                     --            --        171,947            17        187,251             --

Reclassification of equity
accounts                                         --            --     67,295,345        72,915        (72,915)            --

Net income (loss)                                --            --             --            --             --       (119,156)
                                         -----------  ------------  -------------  ------------  -------------  -------------

Balance at 12/31/99                              --            --     71,397,559        73,326        114,336       (119,156)

Common stock issued for cash                     --            --        807,581            81        759,178             --
Common stock issued for services                 --            --      1,335,508           134        107,990             --
Net loss                                         --            --             --            --             --     (1,373,150)
                                         -----------  ------------  -------------  ------------  -------------  -------------


Balance at 12/31/00                              --   $        --   73,540,648(a)  $    73,540   $    981,503   $ (1,373,150)
                                         ===========  ============  =============  ============  =============  =============


Common stock issued for cash                                              60,000

Net loss                                         --            --             --            --             --       (192,801)
                                         -----------  ------------  -------------  ------------  -------------  -------------


Balance at 03/31/01                                                   31,717,022                                 $(1,565,951)

Common stock issued to employees                                       1,300,000
Common stock issued for services                                       1,264,715

Net loss                                         --            --             --            --             --       (108,012)
                                         -----------  ------------  -------------  ------------  -------------  -------------

Balance at 06/30/01                                                   34,281,737                                 $(1,673,963)

Common stock issued to officers                                        3,222,845
Common stock issued to consultants                                     3,727,572
Common stock issued for legal services                                   250,000
Common stock issued for accts payable                                    336,394

Net loss                                         --            --             --            --             --        (56,334)
                                         -----------  ------------  -------------  ------------  -------------  -------------


Balance at 09/30/01                              --            --   41,818,548(b)                                $(1,730,297)
                                         ===========  ============  =============  ============  =============  =============

Footnotes:

(a) As of December 31,2001, there were 44,381,627 shares held in REP-T Acquisition and Finance Corp held as "treasury shares" for future issuances.

(b) As of September 30, 2001, there were 38,572,745 shares held in REP-T Acquisition and Finance Corp held as "treasury shares" and 13,995,805 shares held in Photonics Corporation. In both instances, these shares are considered "treasury shares". Management believes the shares will be cancelled and returned to treasury. Total outstanding shares issued per Corporate Stock Transfer is 94,387,098 as of September 30, 2001.

                     PHOTONICS CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  FOR NINE MONTHS ENDED SEPTEMBER 30, 2001, AND
                  ---------------------------------------------
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2000
                    ----------------------------------------


                                            Nine Months     Nine Months
                                             09/30/01        09/30/00
                                            (unaudited)     (unaudited)
                                           -------------  --------------

Cash flows from operating activities:
  Cash received from customers             $         --   $          --
  Cash paid to employees                        (49,408)             --
  Cash paid to suppliers                        (28,357)             --
  Interest paid                                  (1,514)            (--)
  Income taxes paid                                  --              --
                                           -------------  --------------


     Cash used in operating activities          (79,279)            (--)
                                           -------------  --------------


Cash flows from investing activities;
  Purchase of property and equipment                 --             (--)
  Web development expenditures                       --              --
  Rental deposit advanced                            --              --
  Advances to former employees                       --              --
  Advances to Photonics Corporation                  --              --
                                           -------------  --------------


     Cash used in investing activities               --              --
                                           -------------  --------------


Cash flows from financing activities:
  Proceeds from issuance of common stock         60,000              --
  Proceeds from note payable, employee
     Or shareholder                                  --              --
                                           -------------  --------------


  Cash provided by financing activities          60,000              --
                                           -------------  --------------


Net increase (decrease) in cash                 (19,279)             --

Cash at beginning of the period                  20,030              --
                                           -------------  --------------


Cash at end of the period                  $        751   $          --
                                           =============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                     PHOTONICS CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                    NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                    ----------------------------------------
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2000
                    ----------------------------------------

Reconciliation of Net Loss To Net Cash used in Operations


                                         Nine Months    Nine Months
                                          09/30/01       09/30/00
                                         (unaudited)    (unaudited)
                                        -------------  -------------


Net Loss                                $   (376,483)  $         --
                                        -------------  -------------


Adjustment to reconcile net loss to
  net ash used in operations

  Depreciation and amortization         $     59,388   $         --
  Common Stock issued for services           141,732             --
  Decreases in advances                        2,637             --
  Increase in accounts payable                 2,836             --
  Decrease in security deposit                15,696             --
  Increase in accrued expenses                74,915             --
  Increase withholding taxes payable               0             --
                                        -------------  -------------

                                             297,204             --
                                        -------------  -------------


Net cash used in operating activities   $    (79,279)  $        (--)
                                        =============  =============

                     PHOTONICS CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business and operations
-----------------------

Photonics Corporation, d/b/a DTC Data Technology (the "Company", "Photonics", or "DTC"), a California corporation was formed from a merger of Photonics
Corporation with DTC Data Technology in March of 1996. The Company designed, developed, and marketed Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date, the Company had been inactive in its original business operations.

On November 28, 2000, the Company merged with REpipeline.com, a Texas Corporation, an Internet vertical service provider to the commercial real estate industry, by issuing 18,127,707 common stock shares valued at $18,128 in exchange for all of the outstanding common stock of REpipeline.com, Inc. ("REP").

The transaction was accounted for as a reverse merger using the purchase method of accounting with REP acquiring Photonics for financial reporting purposes. The purchase price of Photonics was allocated among its net assets based on their relative fair market values. Because Photonics did not have any assets or business operations, no portion of the purchase price was allocated to goodwill. Instead, the excess of the purchase price over the fair value of net assets acquired has been charged against operations and reflected in the accompanying consolidated financial statements as an acquisition cost.

REpipeline.com, Inc. was incorporated in the state of Texas on June 8, 2000. On July 10, 2000, the REpipeline.com, Inc., a Texas Corporation agreed to purchase the assets and assume the certain liabilities and shareholder's equity of RealEstate4Sale.com. RealEstate4Sale.com ("RE4S") was incorporated in Colorado on August 17, 1999, and its purpose was to provide commercial real estate listings on the Internet. Subsequent to the acquisition of RealEstate4Sales.com, the Company reincorporated REpipeline.com, Inc. into a Delaware corporation and made it a wholly owned subsidiary.

However, the concept was deemed to be too narrow for the marketplace, which requires a wider variety of services to the commercial real estate market over the Internet, which are best addressed by the expanded concept of REP. REP and Photonics, by virtue of their reverse merger acquisition, is currently in the development stage. Its new website was completed in December 2000 and marketing began in January 2001 with no results or revenues to date.

Subsequent to the end of the quarter, the Company purchased all the outstanding shares of The Sarasota Group, Inc. and elected new officers and directors for the Company. The new management is actively seeking additional developed, revenue producing entities that might be a good merger candidate for the Company.

The accompanying consolidated financial statements include the general accounts have the Company and its subsidiaries REpipeline.com, a Delaware corporation, and REP Acquisition and Finance, Inc., a nominee corporation. All inter-company transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

Principles  of  consolidation

The accompanying consolidated financial statements include the general accounts have the Company and its one subsidiary REpipeline.com, a Delaware corporation, and REP Acquisition and Finance, Inc., a nominee corporation. All intercom any transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

Basis  of  presentation  and  going  concern  uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and has not been able to raise additional outside capital for its operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its operations and management anticipates revenues to be generated by the end of 2001. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings  (loss)  per  share

Conforming to SFAS No. 128, the Company has changed its method of computing earnings per share and restated all prior periods. Under the new requirements for calculating earnings per share, the dilative effect of stock options has been excluded.

Property,  Plant,  and  Equipment

Property and equipment are stated at cost and, other than leasehold improvements are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or remaining term of the related lease.

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

Subsequent to the period ending September 30, 2001, new management was put in place to continue operations of the Company. In this period, there were no revenues and no costs of revenues to report.

For the nine months ending September 30, 2001, the Company reported $309,149 in General and Administrative costs compared to $0 for the same period last year. Depreciation and Amortization increased by $65,820 to $65,820 compared to $0 for the same period last year. Interest expense increased to $1,514 to $1,514 compared to $0 for the nine months ended last year. The Company currently has $751 cash on hand compared to $0 cash on hand for last year.

Strategic  Alternatives.

The collapse of the dot.com market and the economic down turn in the general economy has severely limited REpipeline.com's ability to raise needed capital. Management has contacted several organizations that are in a synergistic space for Internet services offered to the commercial real estate business community. The Company is exploring options to sell the company assets, being acquired by a company that is in a better cash position, and/or leveraging its position to attract merger candidates. Management is pursuing opportunities to generate cash but at this point has not received any commitment to fund the short-term capital needs of the Company. Management is in discussions with several groups regarding long-term capital and anticipates completing such discussions in any event in the fourth quarter of 2001.

Spin  Off  of  Repipeline.com

The Company has filed an SB-2 registration statement with the SEC to effect the spin off of REpipeline.com, and is currently responding to initial comments from the SEC. It is intended, once the SB-2 is declared effective by the SEC, the Company will distribute a pro-rata share distribution of REpipeline.com common stock now held by the Company to the shareholders of the Company. The Company does not know what percentage of the shares it currently owns in REpipeline.com that it will distribute to its shareholders.

Subsequent  Events

Acquisition  of  The  Sarasota  Group,  Inc.

Subsequent to the September 30, 2001 quarter end, the Company purchased all the outstanding shares of The Sarasota Group, Inc., a Florida corporation, and created The Sarasota Group, Inc. as a wholly owned subsidiary. Immediately after this transaction was consummated, new board members were elected and the existing directors resigned from the Company.

Growth  in  the  Future

At the time of this filing, the new management was in the process of seeking additional merger candidates. The new management believes there is a good opportunity to find well developed, revenue producing acquisitions that will lead to shareholder growth. Management plans to implement this program in the fourth quarter of 2001.


PART  II   OTHER  INFORMATION

ITEM  1  Legal  Proceedings

In a previous quarter, Photonics reached an agreement with Insight Electronics, a former vendor, and Innovative Vanguard, a former sales representative of the company regarding the filed legal Proceedings against the Company for the past due payments and commission earned. The Company reached an agreement to retire the debt owed to Innovative Vanguard and stop legal proceedings for an exchange of common shares of Photonics.

Two ex-employees of the Company have filed complaints with State of California, Department of Labor for not receiving the full wage due when terminated. The company has paid the penalty of salaries up to 28 days to each of the two employees.

An ex-employee of the Company has filed complaints with State of California for sexual bias and sexual harassment. The Company considered the case without merit and has settled it, without admitting or denying culpability, with the payments of the salary penalty described in the paragraph above.

New management has been put in place as of October 18, 2001. At the time of filing, it is believed there may be more pending or threatening legal actions against the Company, more than are disclosed in this filing. Management will use its best efforts to discover, resolve and report any pending or threatened legal action to the shareholders in future 8K disclosures as material events come about.

ITEM  2  Changes  in  Securities

None

ITEM  3   Defaults  Upon  Senior  Securities

None

ITEM  4   Submissions  of  Matters  to  a  Vote  of  Security  Holders

None

ITEM  5   Other  Information

Subsequent to the end of the quarter, on November 5, 2001, the Company released an 8K announcing the acquisition of The Sarasota Group, Inc., the resignations of T. James Vaughn, G. Thomas Bailey, and Joseph F. Langston, and the appointment of the following directors: Mark Lindberg, Mark Lancaster, Michael Della Donna, Gene Chew, and Dave Feinne.

ITEM  6   Exhibits

Exhibit  "23"  -  Independent  Accountant's  Report


SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS  CORPORATION

DATE:    November 14, 2001

BY:  /s/ Mark  Lindberg
   -------------------------------------------
         Mark  Lindberg
         President and Chief Executive Officer