Form 10KSB
period 2001-12-31
PHOTONICS CORP
filed 2002-03-27
CIK 912844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                   For the Fiscal Year ended December 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

   For the transition period from _____ to _____. Commission file number ____

                              PHOTONICS CORPORATION

        (Exact name of Small Business Issuer as specified in its charter)

            California                                   77-0102343
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  420 E FM 3040, Ste. 118, PMB 216                     (972) 745-3020
       Lewisville, Texas 75067
 (Address of Principal Executive Offices)        (Issuer's telephone number)

     47 S. Palm Avenue, Suite 210                       (972) 745-3020
        Sarasota, Florida 34236
(Former Address of Principal Executive Offices)   (Issuer's telephone number)

12377 Merit Drive, Dallas, Texas 75251 #400             (972) 726-7473
          Sarasota, Florida 34236
       (Former Address of Principal           (Issuer's former telephone number)
           Executive Offices)

Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12 (g) of the Act: COMMON, par value $.001

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

Yes (X)  No ( )

State issuer's revenues for the most recent fiscal year: Zero

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as reported on the OTC Electronic Bulletin Board as of December 31, 2001 was $322,806. The market value is based upon the average bid price of the Common Stock of $ 0.006 per share on December 31, 2001. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 2001 was 65,575,126 shares.

                             Index to Annual Report


                                     PART I

                                                                            Page
                                                                            ----


ITEM 1 BUSINESS                                                               3

ITEM 2 PROPERTIES                                                             4

ITEM 3 LEGAL PROCEEDINGS - PHOTONICS CORPORATION                              4

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    6


                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS                                            6

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS                                   7

ITEM 7 FINANCIAL STATEMENTS                                                  10

            Independent Auditors Consent                                     11
            Balance Sheet                                                    12
            Statement of Operations                                          13
            Stockholders Deficit                                           14-17
            Statement of Cash Flows                                          18
            Statement of Cash Flows - Net Loss Reconciliation                19
            Notes to Financial Statements                                    20

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE                                27


                                    PART III


Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                     27

ITEM 10 EXECUTIVE COMPENSATION                                               29

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       30

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       30

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                     30

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

                                     PART I

ITEM 1 BUSINESS

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

Consequently, during late January and into the first few days of February 2000, days before the Company planned to file Chapter 11, the Company was contacted by and reached an initial, non-binding agreement to acquire RealEstate4Sale.com
(RE4S). Since this acquisition agreement is superior to the filing of a bankruptcy proceeding, the Company deferred the Chapter 11 filing; and was actively pursuing the acquisition of RE4S and, following the termination of that transaction, the acquisition of REpipeline.com, Inc.

The initial, non-binding agreement to acquire RE4S was terminated as of May 31, 2000. The Agreement, executed as of June 30, 2000, was executed with a majority of the same group of principals who represented RE4S but with their newly formed company REpipeline.com, Inc. (Texas).

On November 28, 2000, the Company approved the merger and merged with REpipeline.com, a Texas Corporation, an Internet vertical service provider to the commercial real estate industry, by issuing 18,127,707 common stock shares valued at $18,128 in exchange for all of the outstanding common stock of REpipeline.com, Inc. ("REP").

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

In the fourth quarter, the Company purchased all the outstanding shares of The Sarasota Group, Inc., a Florida Corporation, and made it a wholly owned subsidiary. The company's then current board resigned while simultaneously electing new officers and directors for the Company. The new management is actively seeking additional developed, revenue producing entities that might be a good merger candidate for the Company.

The Company currently does not have any full time or part time employees or consultants, although the Board of Directors provides full time oversight, administration, and conduct of the day to day affairs of the Company.

The accompanying consolidated financial statements include the general accounts have the Company and its subsidiaries REpipeline.com, a Delaware corporation, and The Sarasota Group, Inc., a Florida Corporation. All inter-company transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

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

ITEM 2 PROPERTIES

The Company sold all its property to Sunnyvale Technology Corporation as of December 31, 1999. The Company formally moved its office to that of
REpipeline.com, Inc. immediately after the merger on November 28, 2000. REpipeline.com subleased approximately 4,700-sq. ft. of office space at a monthly cost of $5,000. The term of the sublease expires on December 31, 2001. The Company's subsidiary, REpipeline.com, Inc. is currently in default of this lease agreement.

The Company currently occupies approximately 1,000 square feet of office space at 47 South Palm Avenue, Suite 210, Sarasota, Florida 34236. We receive this office space "rent free" provided by one of the Directors of the Company.

ITEM 3 LEGAL PROCEEDINGS - PHOTONICS CORPORATION

     1.   Abstract  of  judgment  dated  October  12,  1999;  Plaintiff  Insight
          Electronics.   Defendant  Data  Technologies  Corporation.  Amount  of
          judgment: $110,252.00

     2.   Abstract  of  judgment   dated  October  12,  1999;   Plaintiff:   ACI
          Corporation. Defendant Data Technologies Corporation. Amount of judgment: $16,753.00
     3. Default Judgment February 17, 2000, Plaintiff Danka Funding Company v. Defendant Photonics, Docket No. L-8482-99, Superior Court of New
          Jersey Law Division, Bergen County for $40,474.00 with proposed settlement offer by Danka of $ 30,355.72 as of March 22, 2000. (lease of Kodak 85 Copier)
     4. Litigation Superior Court, Contra Costa County, CA., Plaintiff L.A. Commercial Group, Inc (Bay Alarm) Defendant Photonics Corporation, for the amount of $8,666.00.
     5. Abstract of Judgment dated January 13, 2000, Judicial District Court of Harris County, Texas, Plaintiff Innovative Vanguard Group, Inc. v. Defendant Photonics Corporation. Amount of judgment $ 99,630.45.
     6. Notice of Judgment dated November 29, 2000, Santa Clara County Superior Court - Central District, Plaintiff Danka Funding Company, LLC v. Defendant Photonics Corporation. Amount of judgment $ 41,341.89
     7.   Potential litigation - Fireman's Fund for $ 6,030.00.
     8. Potential litigation - Accountant Plus now known as Nelson Staff for $ 2,896.00.
     9. Potential claim from Fudan University, Shanghai, China in the amount of $6,000.00.
     10. Potential claim from an employee of the predecessor company, Qume for employee allegedly contracting "black lung disease" after inhaling ink toner at the office. There has been no contact from this potential claimant for over two years.

In addition, Photonics Corporation has the following liens filed against its assets:

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
         Date of lien:              November 5, 1999
         Debtor:                    Photonics Corporation

Lawsuit against Photonics Corporation and its former officers and directors. See Fonteno note below in Legal Proceedings - REPIPELINE.COM, INC.

New management of Photonics is not currently aware of any additional pending or threatened legal actions, but believes there is a distinct possibility of such actions. Management is not able to quantify such actions in relation to the financial statements represented herein.

LEGAL PROCEEDINGS - REPIPELINE.COM, INC.

Around June 2000, REpipeline.com, Inc. (Texas) acquired the assets of Realestate4sale.com (RE4S). One of the assets REpipeline did not acquire was a claim by the company against Doug Fonteno. Prior to his displacement from RE4S on April 1, 2000, Mr. Fonteno made numerous non interest bearing advances to himself and several entities controlled by him totaling approximately $ 183,906. Previously, on April 28, 2000, the Board of Directors of Realestate4sale.com had voted to expunge all shares of RE4S owned by Mr. Fonteno, his family members and/or affiliated companies, which were issued for inadequate consideration and lacked proper approval by the Board of Directors of RE4S.

The lawsuit against Mr. Fonteno was dropped by the Board in the third quarter of 2001 when the Company was unable to continue to pay for legal fees associated with the lawsuit. REpipeline.com's management does not believe the outcome of its lawsuit with RE4S founder will have an adverse effect on the Company's financial position, operating results or cash flows. On October 18, 2001, Mr. Fonteno filed another lawsuit against REpipeline.com, Photonics, and former officers and directors of the Company claiming various charges and claims of wrong doing. Management believes this will be considered frivolous or without merit by the court system and will ask for a summary dismissal.

There is a lien from the State of Texas against REpipeline.com, Inc. for unpaid wages to a former employee. The amount of the lien is for $14,344.27.

On October 13, 2001, Today's Staffing, Inc. sued Repipeline.com in the Second Court of Dallas County for unpaid fees associated with telemarketing services provided to the Company. Management has not responded and believes a default judgment will be entered against the Company. The lawsuit is for $7,096 including $1,774 in legal fees.

Management of Repipeline.com, Inc. is currently unaware of any additional pending or threatened legal actions, but believes there is a distinct possibility of such actions since the company has fallen behind in many of its financial obligations. Management is not able to quantify such actions in relation to the financial statements represented herein.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

The Company's Common Stock trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol: PHOX

HISTORICAL MARKET PRICE DATA FOR THE COMMON STOCK OF PHOTONICS CORPORATION

The following table sets forth the range of high and low closing sales prices for Photonics Common Stock for the periods indicated:

                                                    High           Low

     Fiscal Year Ending December 31, 2000
                   First Quarter                   $1.000         $0.750
                   Second Quarter                  $0.500         $0.500
                   Third Quarter                   $0.300         $0.062
                   Fourth Quarter                  $0.375         $0.062
     Fiscal Year Ending December 31, 2001
                   First Quarter                   $0.210         $0.070
                   Second Quarter                  $0.180         $0.055
                   Third Quarter                   $0.065         $0.011
                   Fourth Quarter                  $0.040         $0.006

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2001, there were approximately 2,000 holders of record of our common stock and we had approximately 65,575,126 common shares issued and outstanding.

DIVIDENDS

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

PREFERRED SHARES

As of December 31, 2001, the Company had 1,000,000 shares of preferred stock outstanding, when exercised are convertible into 70% of the outstanding common stock when added together with the previously issued 14,000,000 shares of common stock in the Agreement and Plan of Reorganization with The Sarasota Group shareholders on October 18, 2001.

OPTIONS

As of December 31, 2001, there are 8,679,039 common shares reserved for the exercise of options of the former management team at an exercise price of $0.01 per option. The former management team is G. Thomas Bailey (7,354,039), Joseph "Chip" Langston (700,000), and Michael Craven (625,000). All other options and option agreements have been cancelled.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

In the quarter ending December 31, 2001, new management was put in place to continue operations of the Company.

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

Spin Off of Repipeline.com

The Company has filed an SB-2 registration statement with the SEC to effect the spin off of REpipeline.com, and is currently responding to comments from the

SEC. It is intended, once the SB-2 is declared effective by the SEC, the Company will distribute a pro-rata share distribution of REpipeline.com common stock now held by the Company to the shareholders of the Company. The Company does not know what percentage of the shares it currently owns in REpipeline.com that it will distribute to its shareholders.

Acquisition of The Sarasota Group, Inc.

In the December 31, 2001 quarter end, the Company purchased all the outstanding shares of The Sarasota Group, Inc., a Florida corporation, and created The Sarasota Group, Inc. as a wholly owned subsidiary. Immediately after this transaction was consummated, new board members were elected and the existing directors resigned from the Company.

Subsequent Events:

Acquisition of Equity Interest in Treasure Financial Corp.

On January 11, 2002, the Company announced it had acquired an equity interest in Treasure Financial Corp, a Dallas based broker/dealer. The Company is expected to spin off the entity as a distribution to the shareholders of Photonics Corporation, with a record date of February 1, 2002.

Acquisition of Equity Interest in 3R Environmental PTE LTD

On February 1, 2002, the Company announced it has entered into a letter of intent to acquire a 25% interest in 3R Environmental PTE LTD, world wide environmental firm located in Singapore. This agreement has not yet closed as of the date of filing.

Acquisition of Genesis Oil & Gas, Inc.

On February 27, 2002, the Company announced it has acquired Genesis Oil & Gas, Inc., a California corporation owning gas leases in Kansas. The Company is expected to transfer the assets of Genesis into a wholly owned subsidiary.

Decision not to pursue Letter of Intent with Electronic Marketers

The Company's Board of Directors has decided not to finalize an agreement to acquire Electronic Marketers.

Growth in the Future

New management is in the process of seeking additional merger candidates. The new management believes there is a good opportunity to find well developed, revenue producing acquisitions that will lead to shareholder growth.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

The company did not produce any revenue in period ending December 31, 2001.

COSTS AND EXPENSES

The company incurred losses from operations for the twelve months ended December 31, 2001 of $829,878 as compared to losses of $1,373,510 for the same period last year. The reduction in costs is associated with the "scaling down" of day to day operations of the Company's subsidiary, REpipeline.com.

For the twelve months ended December 31, 2001, the Company incurred General and Administrative costs of $329,773 and Depreciation and Amortization costs of $78,683 as compared to $519,773 and $8,430, respectively for the same period last year. For the twelve months ended December 31, 2001, the Company incurred Acquisition Costs of $143,000 versus $364,369 for the same period last year. For the twelve months ended December 31, 2001, the Company incurred Marketing and Promotion costs of $5,459 and Compensation and Benefits costs of $268,913 as compared to $49,954 and $45,513, respectively for the same period last year.

CAPITAL EXPENDITURES

We do not have any large capital expenditures planned for 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically sustained substantial losses from operations. Any current or future demand for cash could severely effect the decisions of management in pursuit of its business plan. The Company currently does not maintain cash on hand to sustain operations and relies upon the capital and cash contributions of it Board of Directors from time to time to meet certain cash demands of the Registrant.

ITEM 7 FINANCIAL STATEMENTS


                              Photonics Corporation

                                and Subsidiaries

                          (A Development Stage Company)

                              Financial Statements

                                       and

                          Independent Auditor's Report

                     Years Ended December 31, 2001 and 2000

                                       and

                   For the Period August 19, 1999 (Inception)

                            Through December 31, 2001

                          Independent Auditor's Report


Board of Directors
Photonics Corporation
    and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Photonics Corporation and subsidiaries (a development stage company), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000 and for the period August 19, 1999 (inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonics Corporation and subsidiaries, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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


/s/  Turner, Stone & Company, L.L.P.
------------------------------------


Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
March 22, 2002



                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


                                     Assets
                                     ------

                                                                  2000           2001
                                                              -----------    -----------
Current assets:
     Cash$                                                           --      $    20,030
     Advances to former employees                                    --           36,661
                                                              -----------    -----------

         Total current assets                                        --           56,691

Property and equipment, at cost, net of
     accumulated depreciation of $2,997                              --            6,993

Other assets:
     Capitalized web site development costs,
         less accumulated amortization of $83,615
         and $6,432, respectively                                 147,933        225,116
     Rental security deposit                                         --           15,696
                                                              -----------    -----------

                                                              $   147,933    $   304,496
                                                              ===========    ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                  $   524,588    $   525,042
     Accrued expenses                                             222,360        172,076
     Notes payable, stockholder                                    45,000         45,000
                                                              -----------    -----------

         Total current liabilities                                791,948        742,118
                                                              -----------    -----------

Commitments and contingencies                                        --             --

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
        shares authorized, 1,000,000 shares issued
        and  outstanding                                            1,000           --
     Common stock, $.001 par value, 200,000,000
        shares authorized, 118,143,676 and 73,540,648
        shares issued and 65,575,126 and 27,068,901
        shares outstanding, respectively                          118,143         73,540
     Paid in capital in excess of par                           1,559,385        981,503
     Deficit accumulated during the development stage          (2,322,543)    (1,492,665)
     Treasury stock 52,568,550 and 46,471,747
     common stock shares, at no cost                                 --             --
                                                              -----------    -----------

                                                                 (644,015)      (437,622)
                                                              -----------    -----------

                                                              $   147,933    $   304,496
                                                              ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2001
                            -------------------------





                                            Year Ended        Year Ended        Cumulative
                                             12/31/01          12/31/00       from Inception
                                          --------------    --------------    --------------

Revenues                                  $         --      $         --      $         --
                                          --------------    --------------    --------------

Cost and Expenses
     Web site development costs                     --             384,492           450,313
     Marketing and promotion                       5,459            49,954            64,400
     Compensation and benefits                   268,913            45,513           333,013
     General and administrative                  329,773           519,073           872,607
     Acquisition costs                           143,000           364,694           507,694
     Depreciation and amortization                78,683             8,430            88,112
                                          --------------    --------------    --------------
                                                 825,828         1,372,156         2,316,139

Loss from operations                            (825,828)       (1,372,156)       (2,316,139)

Interest expense                                   4,050             1,354             6,404
                                          --------------    --------------    --------------

Loss before income taxes                        (829,878)       (1,373,510)       (2,322,543)

Provisions for income tax benefits                  --                --                --
                                          --------------    --------------    --------------

Net loss                                  $     (829,878)   $   (1,373,510 )  $   (2,322,543)
                                          ==============    ==============    ==============

Loss per share
     Basic                                $         (.02)   $         (.05)   $         (.07)
     Diluted                              $         (.02)   $         (.05)   $         (.07)


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2001
      --------------------------------------------------------------------



                                                     PHOTONICS CORPORATION                            REPIPELINE.COM, INC.
                                 ------------------------------------------------------------    ----------------------------
                                        PREFERRED STOCK                 COMMON STOCK                    COMMON STOCK
                                 ----------------------------    ----------------------------    ----------------------------
                                    SHARES            $             SHARES            $             SHARES            $
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance at 12/31/98, as
   originally reported              2,328,136    $  2,328,136       4,396,271    $      4,396

Conversion of various
   liabilities to common stock                                      3,816,589           3,817

Conversion of preferred stock
   and accrued dividends to
   common stock                    (2,328,136)     (2,328,136)      2,818,454           2,818

Adjustment to give effect to
   reverse merger and
   retroactive restatement of
   equity accounts                                                 62,294,560          62,295      (4,102,214)           (410)
                                 ------------    ------------    ------------    ------------    ------------    ------------

Balance at 8/19/99, as
   adjusted for reverse merger           --              --        73,325,874          73,326      (4,102,214)           (410)

Common stock issued for
   organizational services                                                                          3,930,267             393

Common stock issued
   for cash                                                                                           171,947              17

Net loss
                                 ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/99                      --              --      73,325,874 (a)        73,326            --                (0)







       The accompanying footnotes are an integral part of the consolidated financial statements.



                             PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2001
      --------------------------------------------------------------------




                                  ADDITIONAL
                                   PAID IN       ACCUMULATED
                                   CAPITAL         DEFICIT          TOTAL
                                 ------------    ------------    ------------
Balance at 12/31/98, as
   originally reported           $ 44,091,604    $(49,715,136)   $ (3,291,000)

Conversion of various
   liabilities to common stock      3,371,937                       3,375,754

Conversion of preferred stock
   and accrued dividends to
   common stock                     2,325,318                            --

Adjustment to give effect to
   reverse merger and
   retroactive restatement of
   equity accounts                (49,861,774)     49,715,136         (84,754)
                                 ------------    ------------    ------------

Balance at 8/19/99, as
   adjusted for reverse merger        (72,915)           --              --

Common stock issued for
   organizational services                                                393

Common stock issued
   for cash                           187,251                         187,269

Net loss                                             (119,155)       (119,155)
                                 ------------    ------------    ------------

Balance at 12/31/99                   114,336        (119,155)         68,507


      The accompanying footnotes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2001



                                                     PHOTONICS CORPORATION                            REPIPELINE.COM, INC.
                                 ------------------------------------------------------------    ----------------------------
                                        PREFERRED STOCK                 COMMON STOCK                    COMMON STOCK
                                 ----------------------------    ----------------------------    ----------------------------
                                    SHARES            $             SHARES            $             SHARES            $
                                 ------------    ------------    ------------    ------------    ------------    ------------
Common stock issued for
   cash                                                                                               807,581              81

Common stock issued for
   services                                                                                         1,335,508             134

Acquisition of REP                                                    214,764             214      (2,143,089)           (214

Net loss
                                 ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/00                      --      $       --        73,540,638    $     73,540    $       --      $       --

Common stock issued for
   cash                                                             1,471,933           1,472

Common stock issued for
   services                                                        11,424,644          11,424

Common and preferred stock
   issued for SGI acquisition       1,000,000           1,000      14,200,000          14,200

Common stock issued for
   services to new officers
   and directors                                                    9,482,658           9,483

Common stock issued to
   Company as treasury stock                                        8,023,803           8,024

Net loss
                                 ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/01                 1,000,000    $      1,000     118,143,676 (b)$    118,143    $       --      $       --
                                 ============    ============    ============    ============    ============    ============


      The accompanying footnotes are an integral part of the consolidated financial statements.



                             PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2001


                                  ADDITIONAL
                                   PAID IN       ACCUMULATED
                                   CAPITAL         DEFICIT          TOTAL
                                 ------------    ------------    ------------
Common stock issued for               759,177                         759,258
   cash

Common stock issued for               107,990                         108,123
   services
                                                                         --
Acquisition of REP
                                                   (1,373,510)     (1,373,510)
Net loss                         ------------    ------------    ------------

                                 $    981,503    $ (1,492,665)   $   (437,622)
Balance at 12/31/00

Common stock issued for                83,678                          85,150
   cash

Common stock issued for               317,532                         328,956
   services

Common and preferred stock            127,800                         143,000
   issued for SGI acquisition

Common stock issued for
   services to new officers            56,896                          66,379
   and directors

Common stock issued to                 (8,024)                           --
   Company as treasury stock
                                                     (829,878)       (829,878)
Net loss                         ------------    ------------    ------------

                                 $  1,559,385    $ (2,322,543)   $   (644,015)
Balance at 12/31/01              ============    ============    ============



Footnotes:

(a) As of December 31,2000, there were 44,381,627 shares held in REP-T Acquisition and Finance Corp held as "treasury shares" for future issuances.

(b) As of December 31, 2001, there were 38,572,745 shares held in REP-T Acquisition and Finance Corp held as "treasury shares" and 13,995,805 shares held in Photonics Corporation. In both instances, these shares are considered "treasury shares". Management believes the shares will be cancelled and returned to treasury or used for future acquisitions and financings. Total outstanding shares issued per Corporate Stock Transfer is 118,069,756 as of December 31, 2001.

      The accompanying footnotes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 2001 AND 2000
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2001
                            -------------------------




                                                      Year Ended        Year Ended        Cumulative
                                                       12/31/01          12/31/00       from Inception
                                                    --------------    --------------    --------------
Cash flows from operating activities:
     Cash received from customers                   $         --      $         --      $         --
     Cash paid to employees                                (18,500)          (86,920)         (122,340)
     Cash paid to suppliers                                (86,680)         (313,780)         (476,991)
     Interest paid                                            --                --              (1,000)
     Income taxes paid                                        --                --                --
                                                    --------------    --------------    --------------

        Cash used in operating activities                 (105,180)         (400,700)         (600,331)
                                                    --------------    --------------    --------------

Cash flows from investing activities;
     Purchase of property and equipment                       --                --              (9,990)
     Web development expenditures                             --            (151,314)         (166,126)
     Rental deposit advanced                                  --             (15,696)          (15,696)
     Advances to former employees                             --            (216,518)         (284,534)
                                                    --------------    --------------    --------------

        Cash used in investing activities                     --            (383,528)         (476,346)
                                                    --------------    --------------    --------------


Cash flows from financing activities:
     Proceeds from issuance of common stock                 85,150           759,258         1,031,677
     Proceeds from note payable, shareholder                  --              45,000            45,000
                                                    --------------    --------------    --------------

        Cash provided by financing activities               85,150           804,258         1,076,677
                                                    --------------    --------------    --------------

Net increase (decrease) in cash                            (20,030)           20,030              --

Cash at beginning of the period                             20,030              --                --
                                                    --------------    --------------    --------------

Cash at end of the period                           $         --      $       20,030    $         --
                                                    ==============    ==============    ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 2001 AND 2000
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2001
                            -------------------------



                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash Used in Operations
                         ------------------------------


                                                        Year Ended        Year Ended        Cumulative
                                                         12/31/01          12/31/00       from Inception
                                                      --------------    --------------    --------------
Net loss                                              $     (829,878)   $   (1,373,510)   $   (2,322,543)
                                                      --------------    --------------    --------------

Adjustment to reconcile net loss to
net cash used in operations:

     Depreciation and amortization                    $       78,683    $        8,430    $       88,112
     Common stock issued for services                        395,335           108,123           503,851
     Provision for uncollectable advances                     36,661           247,873           284,534
     Merger acquisition costs                                143,000           364,694           507,694
     (Increase) decrease in assets                            21,190              --              21,190
     Increase (decrease) in accounts
        payable                                                 (455)           77,136            99,993
     Increase (decrease) in accrued
        expenses                                              50,284           166,554           216,838
                                                      --------------    --------------    --------------
                                                             724,698           972,810         1,722,212
                                                      --------------    --------------    --------------

Net cash used in operating activities                 $     (105,180)   $     (400,700)   $     (600,331)
                                                      ==============    ==============    ==============


                       Supplemental Disclosure of Non Cash
                       -----------------------------------
                       Investing and Financing Activities
                       ----------------------------------


Issuance of common stock in
    exchange for services                             $      395,335    $      108,123    $      503,851

Web development expenditures
    incurred as accounts payable                      $         --      $       65,422    $       65,422


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

On November 28, 2000, the Company merged with REpipeline.com, a Texas corporation, an Internet vertical service provider to the commercial real estate industry, by issuing 18,127,707 common stock shares valued at $18,128 in exchange for all of the outstanding common stock of REpipeline.com, Inc. (REP). Immediately after the merger, the Company transferred the net assets and business operations to REPipeline.com, Inc., a Delaware corporation, incorporated on June 8, 2000 as a wholly owned subsidiary of the Company.

Prior to this merger on July 10, 2000, REPipeline.com, Inc., a Texas corporation also incorporated on June 8, 2000, agreed to purchase the assets and assume the certain liabilities and shareholder's equity of RealEstate4Sale.com. RealEstate4Sale.com, ("RE4S") was incorporated in Colorado on August 17, 1999, and its purpose was to provide commercial real estate listings on the Internet. However, the concept was deemed to be too narrow for the marketplace, which requires a wider variety of services to the commercial real estate market over the Internet, which are best addressed by the expanded concept of REP. REP, and Photonics by virtue of its reverse merger acquisition, is currently in the development stage. Its new website was completed in December 2000 and marketing began in January 2001.

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

In October 2001, the Company acquired all of the outstanding common stock of The Sarasota Group, Inc. (SGI), a Florida corporation, in exchange for the issuance of 1,000,000 convertible preferred stock shares (Note 3) and 14,200,000 common stock shares. At the same time, the Company's then current officers and directors resigned (Note 5) and the Company elected new officers and directors.

SGI was incorporated on November 13, 2001, and prior to the acquisition had no assets, liabilities or business operations. The purchase price, which exceeded the fair value of net assets acquired, has been charged against operations and reflected in the accompanying consolidated financial statements as an acquisition cost.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries REpipeline.com, Inc., a Delaware corporation, REP Acquisition and Finance, Inc., a nominee corporation and The Sarasota Group, Inc., a Florida corporation. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of presentation and going concern uncertainty
---------------------------------------------------

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of December 31, 2001 has a net working capital deficit of approximately $640,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its operations and management anticipates revenues to be generated by the end of 2002. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition
-------------------

The primary source of revenue will be Subscription Income, which is a $22.95 per month charge to the users. This subscription allows the user unlimited access to the website for a variety of uses. Secondary revenue is derived from commissions on services sold to the website subscriber which are provided by outside sources. These services currently consist of sign, card, brochure preparation and distribution; and will soon include procurement preparation and conferencing.

Property and equipment
----------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by the straight-line method over estimated useful lives of three to seven years.

Loss per share
--------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the years ended December 31, 2001 and 2000 and the period August 19, 1999 (inception) through December 31, 2001, basic loss per share amounts are computed using 38,340,105, 27,068,901 and 31,714,624, respectively, weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed conversion of preferred stock (Note 3) or the exercise of outstanding stock options (Notes 5 and 7) because the effect would be antidilutive.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets
-----------------

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. The Company has not identified any asset impairments since its inception.

Web site development costs
--------------------------

The Company accounts for its costs of developing its web site (Note 2) pursuant to EITF Abstract No. 00-02. Pursuant to this pronouncement, all costs incurred for planning activities have been charged to expense. Costs incurred for development of the web site and its infrastructure have been capitalized and will be amortized using the straight-line method over its estimated useful live of three years, beginning in December 2000, when the web site became available for use. Costs incurred to operate the web site will be charged to expense.

Stock based incentive program
-----------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize compensation cost for stock-based employee compensation plans using the fair value method of accounting, as defined therein, but allows for the continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the intrinsic value method of accounting prescribed by APB Opinion No. 25. As such, the Company is required to disclose pro forma net income and loss per share amounts as if the fair value method of accounting has been applied (Note 7).

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

In connection with the development of REpipeline's website, the Company has capitalized $231,548 of development costs, which consist primarily of the internal labor costs of employees directly associated with the development activity and external direct costs of materials and services consumed during the development activity. These costs will be amortized over the three year estimated useful life of the web site beginning December 1, 2000. For the years ended December 31, 2001 and 2000 and the period August 19, 1999 (inception) through December 31, 2001, amortization expense totaled $77,183, $6,432 and $83,615, respectively.

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As a condition of the merger transaction with REP (Note 1), the Company converted all of its outstanding preferred stock, along with cumulative dividends in arrears totaling $490,318, into common stock. At December 31, 2000, no preferred stock shares were outstanding.

In April 2001, the Company amended its articles of incorporation to increase the number of preferred stock shares authorized from 6,000,000 shares to 50,000,000 shares, reduce the par value of the preferred stock from $1.00 to $.001 and eliminated its previous rights and preferences.

On October 18, 2001, in connection with the Company's merger with SGI (Note 1), the Company issued 1,000,000 convertible preferred stock shares. The shares are convertible into common stock in an amount such that, when added to the common stock shares already issued to SGI, SGI will own 70% of the outstanding common stock shares of the Company. No other rights or privileges exist with respect to these shares.

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

In October 2000, the Company borrowed $45,000 from a stockholder. The note payable is due on or before August 31, 2001, bears interest at 9.0% and is unsecured. The note also granted an option, which expired on August 31, 2001, to purchase 45,000 common stock shares at $1.00 per share. At December 31, 2001 and 2000, accrued interest payable on this note totaled $5,404 and $1,354, respectively.

5.   COMMITMENTS AND CONTINGENCIES

Employment agreements
---------------------

On July 1, 2000, the Company entered into employment agreements with three former members of executive management. The agreements, which expire through June 30, 2004, provided for annual compensation of totaling $306,000 increasing to $534,000 after the Company raised $2 million in equity funding. In addition, two of the agreements provided signing bonuses totaling $250,000, payable after the above funding has been raised. The Company had the option to pay half of the amount payable in common stock shares of the Company valued at the bid price of the stock as of the effective date of the agreement. In the case of termination, the agreements provided for a 12-month salary severance package, reduced by 50% if the termination is for cause. The agreements also provided stock options to purchase up to 17,508,078 common shares at $.01 per share based on various goals as these goals are defined in the agreements and 1,200,000 common shares at $.01 per share, which vest over three years.

In addition, this employment agreement provided qualified stock options for 500,000 of the Company's common stock at an exercise price of $ 0.10 per share (post merger). These options vest over the three year term of the employment agreement and automatically expire three years from the date they vest. Upon termination, all vested options must be exercised within 45 days or they expire and all non-vested options will be cancelled. Subject to the approval of the Photonic's shareholders.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with the Company's merger with SGI (Note 1), the above agreements were terminated and the Company is no longer obligated under these or any other employment agreements. In this process, stock options to purchase 8,679,039 common stock shares were fully vested to the former executive management members. The options are exercisable at a price of $.01 per share and do not expire (Note 7).

Leases
------

The Company was obligated under a non-cancelable operating sublease agreement for its office facilities, effective May 1, 2000 and which expired on December 31, 2001. The agreement provided for a monthly rental payment of $5,232 and there was no option for renewal. However, in June 2001, the Company was unable to pay its monthly rent and the space was taken back along with the Company's property and equipment. In addition, a three-month security deposit was forfeited. Although the Company is no longer obligated under this agreement, there is no assurance the sublessor will not initiate legal action in the future to recover approximately $30,000 of unpaid rent.

Prior to May 1, 2000, the RE4S leased office space from its founder, a corporation of Mr. Fonteno (see below) under a month-to-month agreement at $3,000 per month. Rent under this agreement totaled $15,000.

The Company currently does not maintain office facilities and is not obligated under any noncancelable obligations.

Legal matters - Photonics Corporation
-------------------------------------

The Company is subject to legal proceedings that arise in the ordinary course of business. Primarily, these lawsuits are the result of defaulted accounts payable of Photonics prior to the merger with REpipeline.com, Inc. and consequently common stock has been allocated for the payment of these payables, which have been reflected in the accompanying consolidated financial statements, in accordance with the agreed participation of other Photonics' accounts payable. Management believes that the outcome of one or more of these matters will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

Legal matters - REpipeline.com, Inc.
------------------------------------

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

Prior to his displacement from RE4S, Mr. Fonteno made numerous non interest bearing advances to himself and several entities controlled by him totaling $183,906. Although these advances have been written off as uncollectable in the accompanying financial statements, the Company began the process of obtaining a Writ of Garnishment against Mr. Fonteno in the amount of $180,858 and was attempting to collect this amount. However, this action was discontinued in mid 2001 due to the Company's lack of working capital.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   EMPLOYEE BENEFIT PLANS

The Company adopted a Shared Savings Plan (the SSP) covering  substantially  all of its  employees.  The SSP  allows  employees  to defer from 2% to 12% of their compensation  to the  maximum  amount  permitted  by law.  Employee  and Company contributions  are  considered tax deferred under Section 401(k) of the Internal
Revenue  Code.  Under the terms of the SSP,  the  Company can  contribute,  on a quarterly basis,  shares of its common stock to each employee's account equal in value to 40% of the employee's  contributions,  limited, however to $2,000 or 6%
of   compensation   per  calendar   year,   whichever  is  less.  The  Company's
contributions vest at the rate of 25% for each full year of service, as defined, but become 100% vested upon normal retirement,  disability or death. Neither the
Company nor any of its employees have made any contributions to this plan.

7.   STOCK OPTION PLAN

The  Company's  stock  option plan (the 1997 Stock  Option  Plan) allows for the
issuance  of  incentive  and   nonqualified   stock  options  to  employees  and
consultants  of the Company.  Options  granted  under the Plan are generally for periods  not to exceed ten years and  generally  must be at prices not less than
100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated  fair  value of the  stock on the date of grant as  determined  by the
Board of Directors.  Options granted to shareholders who own greater than 10% of the  outstanding  stock are established at the estimated fair value of the stock on the date of grant.  Stock  options  granted  by the  Company  to  others  are primarily for legal and investment banking services.

In  connection  with the  Company's  acquisition  of SGI (Note 1),  the  Company
renegotiated  the  stock  options   previously  granted  to  former  members  of
management  (Note 5).  These  options  for  8,679,039  common  stock  shares are considered a new grant pursuant to the above  pronouncement and are revalued for purposes of the pro forma  information.  These options are fully vested,  do not expire and exercisable at $.01 per share, the closing bid price of the Company's common stock on the date of grant.  Accordingly,  no compensation was charged to income using the intrinsic value method of accounting.

SFAS 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed in this pronouncement. The
Company estimates the fair value of the stock options at the grant date by using the Black-Scholles option pricing-model with the following weighted-average assumptions: dividend yield of 0; expected volatility of 187 percent; risk-free interest rates of 5.6%; and expected lives of three years. The estimated fair value of these options was determined to be $.01. Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                Year Ended        Year Ended          Cumulative
                                                 12/31/01          12/31/00         from Inception
                                              --------------    --------------      --------------
Net loss attributed to common shareholders:

         As reported                          $     (829,878)   $     (1,373,510)   $   (2,322,543)
         Pro forma                            $     (916,668)   $     (1,471,989)   $   (2,507,812)

Basic and diluted loss per share:

         As reported                          $         (.05)   $           (.05)   $         (.07)
         Pro forma                            $         (.05)   $           (.05)   $         (.08)

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Other than the deferred tax asset relating to the Company's net operating losses, which totals approximately $750,000 and which has been fully offset by a valuation reserve, the Company does not have any other significant deferred tax assets or liabilities.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2001 and 2000 and the period August 19, 1999 (inception) through December 31, 2001 is as follows.

                                   Year Ended      Year Ended      Cumulative
                                    12/31/01        12/31/00     from Inception
                                 --------------  --------------  --------------

Tax expense (benefit) computed
     at statutory rate           $     (282,000) $      467,000) $     (749,000)
Increase in valuation allowance         282,000         467,000         749,000
                                 --------------  --------------  --------------
                                 $         --    $         --    $         --
                                 ==============  ==============  ==============

As of December 31, 2001, the Company has approximately $2,200,000 of regular net operating losses to offset future federal income tax, which expire through the year 2011. Prior to the Company's merger transaction with REP, the Company had prior net operating loss carry forwards of approximately $ 102 million and tax credit carry forwards of approximately $ 2 million. The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership change" as defined by the Internal Revenue Code, the Company's ability to utilize the federal and California net operating losses could be reduced. With respect to the merger transaction with REP (Note 1), the Company has not made this determination and it is not certain whether any of these prior carry forwards will be utilized.

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Notes payable, stockholders
---------------------------

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

In addition, during the fourth quarter of the year ended December 31, 2001, various year-end adjustments were made that affected the operating results reported for the quarter ended September 30, 2001. The effect of these adjustments would have decreased assets by approximately $40,000, increased liabilities by approximately $300,000 and increased stockholders' deficit and net loss by approximately $340,000.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE:

None

                                    PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2001. A summary of the background and experience of each of these individuals immediately follows the table.

Michael Della Donna        41              Chairman, CEO, Secretary and Director
Mark Lindberg              34              President, CFO, and Director
David Feinne               41              Director
Gene Chew                  62              Director
Donald Hejmanowski         41              Director
Daniel Koch                41              Director
Mark Lancaster*            44              Former Secretary and Director

*    - resigned on December 30, 2001 as a Director and Secretary of the Company

Michael Della Donna, 41, is the Chairman, CEO, Secretary, and a Director of our Company. From March 1996 to November 1999, he was the managing partner of Brownstone Partners, a financial capital firm that specialized in strategic and business planning, capital raising and strategic design. Between March 1991 and January 1994, Mr. Della Donna acted as a financial consultant with global firms, including Smith Barney and Dean Witter. He has also consulted with companies on ways to be more efficient in their use of capital and manpower and assisted in mapping out plans of strategy for companies to reach specific goals and thresholds. Mr. Della Donna received his BS degree from H. Lehman College.

Mark Lindberg, 34, is President, CFO and Director of our Company. Mr. Lindberg has more than 12 years of experience in public accounting, domestic and international finance and management of public and private companies. From time to time, Mr. Lindberg holds various positions as President and CFO of other publicly traded companies. His term as an officer and director in the public companies is generally for short periods as determined in a planned reorganization or completion of a public offering. Mr. Lindberg currently serves as an officer and director in two OTC companies, both in planned reorganizations. Prior to this, he served as Chairman and CEO of an OTC Bulletin Board Internet holding company. From 1991 to 1996, Mr. Lindberg directed the operations of National Health Care Discount, Inc. in Dallas, Texas, a private direct marketer of health and wellness services. Mr. Lindberg started his career as a Tax Specialist at Deloitte & Touche in Kansas City, Missouri. Mr. Lindberg has a Bachelor of Science degree in accounting from Baker University where he attended on a golf scholarship.

David Feinne, 41, is a Director of our Company. Prior to that, Mr. Feinne served as Vice President of Sales and Operations for Union Standard, an international importer/exporter of high end manufacturing equipment. Mr. Feinne also served as Operations Manager for Robert Half International, one of the largest recruitment firms in the world. Mr. Feinne also worked for Coopers and Lybrand. Mr. Feinne received his Bachelor of Science in accounting from Boston University and his Masters of Science in Economics from CCNY.

Gene E. Chew, 62, is a Director of our Company. From 1997 to present, Mr. Chew has been President of American International Petroleum, a NASDAQ traded refiner and marketer of asphalt based products. Prior, Mr. Chew was President of TRIFINERY, a Gulf Coast refinery. Mr. Chew has also held upper-management positions with Transgulf Petroleum, British Petroleum and Petro Diamond. Mr. Chew received his Bachelor in Accounting from Lehigh University.

Donald Hejmanowski, 41, is a Director of our Company. Mr. Hejmanowski is currently Vice President of Finance and a Director of NuTek, Inc., a reporting company. From 1990 to present, Mr. Hejmanowski was President of HDL, Inc. an investment bank that specialized in mergers and acquisitions, capital raising and investor relations. Mr. Hejmanowski has also served as President of Genesis Oil and Gas and as President of New Lift, Inc. Mr. Hejmanowski also has serv ed as a financial consultant for 10 years and was a NYSE branch manager for Tripp and Co. Mr. Hejmanowski received his Bachelor of Science in finance and a Bachelor of Arts in Economics from Eastern Illinois.

Daniel Koch, 41, is a Director of our Company. Mr. Koch currently serves as Vice President of Sales and Marketing for OTT-LITE Technology, has over 20 years of senior management experience in sales and marketing with such companies as Wyeth-Ayerst Laboratories, SofSource Inc. and Philip Morris USA. Mr. Koch received his BA from Ohio State University and his MBA from the University of North Dakota.

Mark Lancaster, 44, resigned from the company on December 30, 2001 as Secretary and Director.

Our directors receive no cash compensation for their services as directors. Our policy is to reimburse non-employee directors for expenses actually incurred in connection with attending meetings of our board of directors. Directors and executive officers are also eligible for stock and option grants under our stock option plans as determined by our board of directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that from January 1, 2001 through December 31, 2001, some, but not all, filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met. In 2002, the Company intends to aid and assist its officers, directors and greater than 10% stockholders to meet timely filing deadlines.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

                          Year         Salary         Bonus         Stock Awards

Michael Della Donna       2001         $0             $0            $14,700
Chairman/CEO              2000         $0             $0            $0
                          1999         $0             $0            $0

Mark Lindberg             2001         $0             $0            $16,679
President                 2000         $0             $0            $0
                          1999         $0             $0            $0

David Feinne              2001         $0             $0            $1,750
CFO                       2000         $0             $0            $0
                          1999         $0             $0            $0

Mark Lancaster (3)        2001         $0             $0            $17,500
Secretary                 2000         $0             $0            $0
                          1999         $0             $0            $0

G. Thomas Bailey (1)      2001         $114,500       $0            $73,035
Former President          2000         $0             $0            $0
                          1999         $0             $0            $0

Joseph Langston (1)(2)    2001         $30,250        $0            $33,468
Former CFO                2000         $0             $0            $0
                          1999         $0             $0            $0

(1) Mr. Bailey and Mr. Langston have options exercisable at $0.01 per share of 7,354,039 and 700,000 respectively. This is not included in their yearly compensation since the bid price on December 31, 2001 was $0.006 per share.

(2) All compensation paid to Joseph Langston was paid to the Langston Family Limited Partnership.

(3) Mark Lancaster resigned as a Director and Secretary of the Company on December 30, 2001 to pursue other business interests.

EMPLOYMENT AGREEMENTS

There are no current employment agreements with any of the officers or directors. All previous agreements have been cancelled through the issuance of notes payable and stock.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2001, certain information concerning the beneficial ownership of each class of our voting stock held by:

     - each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

     -    each of our directors; - each of our executive officers; and

     -    all of our executive officers and directors as a group.

NAME AND ADDRESS (1)   COMMON (2)    % COMMON (3)   PREFERRED (2)   % PREFERRED

Michael Della Donna    3,600,000     5.5%           105,634         10.56%
Mark Lindberg          2,582,658     3.90            14,084         1.41
David Feinne             550,000     0.80            21,126         2.11
Mark Lancaster(4)      4,890,000     7.46           211,268         21.13
Gene Chew                450,000     0.68            14,084          1.41
Donald Hejmanowski       600,000     0.91            42,254          4.23
Daniel Koch                    0     0                    0          0
G. Thomas Bailey (5)   3,882,349     6.9                  0          0
Joseph Langston (6)    3,175,864     4.8                  0          0

Officers and Directors
as a group             12,267,658   18.72%          408,450         40.85%

     (1) The address of each officer and director is 47 South Palm Avenue, Suite 210, Sarasota, Florida 34236.
     (2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Figures are as of December 31, 2001.
     (3) As of December 31, 2001, there were 38,572,745 shares held in REP-T Acquisition and Finance Corp, a nominee corporation, held as "treasury shares" and 13,995,805 shares held in Photonics Corporation. In both instances, these shares are considered "treasury shares". Management believes the shares will be cancelled and returned to treasury or used for future acquisitions and financings. The total outstanding shares issued per Corporate Stock Transfer are 118,143,676 as of December 31, 2001.
     (4) Mark Lancaster resigned as a Director and Secretary of the Company on December 30, 2001 to pursue other business interests.
     (5) G. Thomas Bailey resigned as President on October 18, 2001. Does not include vested options, exercisable at $0.01, in the amount of 7,354,039.
     (6) Joseph Langston holds his shares in Langston Family Limited Partnership and resigned from the Company as CFO on June 30, 2001. Does not include vested options, exercisable at $0.01, in the amount of 700,000.


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

     (1) 8K dated November 5, 2001 announcing the acquisition of The Sarasota Group, Inc., resignation of current directors and appointment of new directors.
     (2) 8K dated May 30, 2001, announcing the resignation of James T. Koo as a director of the company.

     (3) 8K dated March 21, 2001, announcing the approval of the November 28, 2000 acquisition of REpipeline.com, Inc., amendment to the Articles of Incorporation, appointment of new directors.

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    March 26, 2002

BY:  /s/ Mark Lindberg
   -------------------
   Mark Lindberg
   President