Form 10QSB
period 2002-03-31
PHOTONICS CORP
filed 2002-05-08
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                 For the Three Month period ended March 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

   For the transition period from _____ to _____. Commission file number ____

                              PHOTONICS CORPORATION

        (Exact name of Small Business Issuer as specified in its charter)

                California                                77-0102343
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization)

    420 E FM 3040, Ste. 118, PMB 216                    (972) 745-3020
         Lewisville, Texas 75067
 (Address of Principal Executive Offices)        (Issuer's telephone number)

         47 S. Palm Avenue, Suite 210                   (972) 745-3020
            Sarasota, Florida 34236
(Former Address of Principal Executive Offices)  (Issuer's telephone number)

12377 Merit Drive, Dallas, Texas 75251 #400             (972) 726-7473
            Dallas, Texas 75251                        (Issuer's former
(Former Address of Principal Executive Offices)        telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
      ---            ---

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of May 1, 2002 was 65,567,126 shares.

                              PHOTONICS CORPORATION

                      For the quarter ended March 31, 2002

                                      INDEX
                                                                     Page Number

Introduction                                                              3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                       3

Condensed and Consolidated Balance Sheet as of
March 31, 2002                                                            4

Condensed and Consolidated Statement of Operations
For the Three Months ended March 31, 2002
and March 31, 2001                                                        5

Condensed and Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2002
and March 31, 2001                                                        6

Notes to Condensed and Consolidated Financial Statements                  8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Plan of Operations                                         10

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                 12
ITEM 2 Changes in Securities                                             13
ITEM 3 Defaults Upon Senior Securities                                   13
ITEM 4 Submission of Matters of a Vote of Security Holders               13
ITEM 5 Other Information                                                 13
ITEM 6 Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                14

EXHIBIT "A" - Independent Accountant's Report                            15

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements are read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001

                                     Assets
                                     ------

                                                                        2002
                                                                    -----------
Current assets:
     Cash                                                           $      --
     Advances to former employees                                          --
                                                                    -----------

         Total current assets                                              --

Property and equipment                                                     --

Other assets:
     Capitalized web site development costs,
         less accumulated amortization of $103,411                      128,137
     Rental security deposit                                               --
                                                                    -----------

                                                                    $   128,137
                                                                    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
     Accounts payable, trade                                        $   524,588
     Accrued expenses                                                   230,882
     Notes Payable, stockholder                                          45,000
     Loan Due Director                                                   18,488
                                                                    -----------

         Total current liabilities                                      818,958
                                                                    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, 1,000,000 shares issued
        and outstanding                                                   1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 118,143,676 shares issued
        and 65,575,126 shares outstanding                               118,143
     Paid in capital in excess of par                                 1,559,385
     Deficit accumulated during the development stage                (2,369,349)
     Treasury stock 52,576,550
        common stock shares, at no cost                                    --
                                                                    -----------
                                                                       (690,821)
                                                                    -----------

                                                                    $   128,137
                                                                    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2002



                                     Quarter Ended     Quarter Ended       Cumulative
                                         3/31/02           3/31/01       from Inception
                                     --------------    --------------    --------------

Revenues                             $         --      $         --      $         --
                                     --------------    --------------    --------------

Cost and Expenses
     Web site development costs                --              52,961           450,313
     Marketing and promotion                   --              20,546            64,400
     Compensation and benefits                 --              39,454           333,013
     General and administrative              25,876            87,385           898,483
     Acquisition costs                         --                --             507,694
     Depreciation and amortization           19,796            19,796           107,908
                                     --------------    --------------    --------------
                                             45,672           220,142         2,359,938

Loss from operations                        (45,672)         (220,142)       (2,361,811)

Interest expense                              1,134               281             7,538
                                     --------------    --------------    --------------

Loss before income taxes                    (46,806)         (220,142)       (2,369,349)

Provisions for income tax benefits             --                --                --
                                     --------------    --------------    --------------

Net loss                             $      (46,806)   $   (220,142 )    $   (2,369,349)
                                     ==============    ==============    ==============

Loss per share
     Basic                           $       (.0007)   $        (.003)   $        (.004)
     Diluted                         $       (.0007)   $        (.003)   $        (.004)


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2002

                                                Quarter Ended     Quarter Ended       Cumulative
                                                    3/31/02           3/31/01       from Inception
                                                --------------    --------------    --------------
Cash flows from operating activities:
     Cash received from customers               $         --      $         --      $         --
     Cash paid to employees                               --             (30,920)         (122,340)
     Cash paid to suppliers                            (12,484)          (44,681)         (489,475)
     Interest paid                                        --               1,354            (1,000)
     Income taxes paid                                    --                --                --
                                                --------------    --------------    --------------

        Cash used in operating activities              (12,484)          (76,955)         (612,815)
                                                --------------    --------------    --------------

Cash flows from investing activities;
     Purchase of property and equipment                   --                --              (9,990)
     Web development expenditures                         --               (--)           (166,126)
     Rental deposit advanced                              --               (--)            (15,696)
     Advances to former employees                         --               (--)           (284,534)
                                                --------------    --------------    --------------

        Cash used in investing activities                 --               (--)           (476,346)
                                                --------------    --------------    --------------


Cash flows from financing activities:
     Proceeds from issuance of common stock -           60,000         1,031,677
     Proceeds from loan due director                    12,484              --              63,488
                                                --------------    --------------    --------------

        Cash provided by financing activities           12,484            60,000         1,095,165
                                                --------------    --------------    --------------

Net increase (decrease) in cash                           --             (16,955)             --

Cash at beginning of the period                           --                --                --
                                                --------------    --------------    --------------

Cash at end of the period                       $         --      $        3,075    $         --
                                                ==============    ==============    ==============



               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2002

                           Reconciliation of Net Loss
                         To Net Cash Used in Operations


                                                 Quarter Ended     Quarter Ended       Cumulative
                                                     3/31/02           3/31/01       from Inception
                                                 --------------    --------------    --------------

Net loss                                         $      (46,806)   $     (220,142)   $   (2,369,349)
                                                 --------------    --------------    --------------

Adjustment to reconcile net loss to net cash used in operations:

     Depreciation and amortization               $       19,796    $       19,796    $      107,908
     Common stock issued for services                      --                --             503,851
     Provision for uncollectable advances                  --                --             284,534
     Merger acquisition costs                              --                --             507,694
     (Increase) decrease in assets                         --                --              21,190
     Increase (decrease) in accounts
        payable                                            --              40,429            99,993
     Increase (decrease) in accrued
        expenses                                         14,526            82,962           231,364
                                                 --------------    --------------    --------------
                                                                          143,187         1,756,534
                                                 --------------    --------------    --------------

Net cash used in operating activities            $      (12,484)   $      (76,955)   $     (612,815)
                                                 ==============    ==============    ==============


                       Supplemental Disclosure of Non Cash
                       Investing and Financing Activities


Issuance of common stock in
    exchange for services                        $         --      $         --      $      503,851

Web development expenditures
    incurred as accounts payable                 $         --      $       52,961    $       65,422





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     PHOTONICS CORPORATION AND SUBSIDIARIES
                     --------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

ITEM 2 MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONIDTION AND PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends that we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

Strategic Alternatives.

The collapse of the dot.com market and the economic down turn in the general economy has severely limited REpipeline.com's ability to raise needed capital. Management has contacted several organizations that are in a synergistic space for Internet services offered to the commercial real estate business community. The Company is exploring options to sell the company assets, being acquired by a company that is in a better cash position, and/or leveraging its position to attract merger candidates. Management is pursuing opportunities to generate cash but at this point has not received any commitment to fund the short-term capital needs of the Company. Management is in discussions with several groups regarding long-term capital and anticipates completing such discussions in any event in the second quarter of 2002.

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

Acquisition of Equity Interest in Treasure Financial Corp.

On January 11, 2002, the Company announced it had signed a letter of intent to acquire an equity interest in Treasure Financial Corp, a Dallas based broker/dealer. The Company is expected to spin off the entity as a distribution to the shareholders of Photonics Corporation, with a record date of February 1, 2002.

Acquisition of Equity Interest in 3R Environmental PTE LTD

On February 1, 2002, the Company announced it has entered into a letter of intent to acquire a 25% interest in 3R Environmental PTE LTD, world wide environmental firm located in Singapore. This agreement has not yet closed as of the date of filing.

Acquisition of Genesis Oil & Gas, Inc.

On February 27, 2002, the Company announced it has acquired Genesis Oil & Gas, Inc., a California corporation owning gas leases in Kansas. The Company is expected to transfer the assets of Genesis into a wholly owned subsidiary. This agreement has not yet closed as of the date of filing.

Growth in the Future and Going Concern

New management is in the process of seeking additional merger candidates. The new management believes there is a good opportunity to find well developed, revenue producing acquisitions that will lead to shareholder growth. Over the past five months, current directors have financially supported the company by loaning the company $18,488 to support on-going operations. There can be no assurances made that the directors will continue to support the company and its operations personally.

Subsequent Events:
------------------

Change in Transfer Agents

Effective April 18, 2002, the Board of Directors elected to change transfer agents to Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco Texas 75034 (469) 633-0101. With the intended direction of the company in the future, this change should lead to substantial savings.

Cancellation of Treasury Shares

On April 20, 2002, the board of directors agreed to cancel approximately 52,576,550 common shares currently held in certificate form in treasury and held in a "nominee" subsidiary corporation. Prior to any issuance of new shares for pending acquisitions, the current outstanding shares are 65,567,126.

PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings

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

None

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Submissions of Matters to a Vote of Security Holders

None

ITEM 5 Other Information

None

ITEM 6 Exhibits

Exhibit "A" - Independent Accountant's Report

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    May 8, 2002

BY:  /s/ Mark Lindberg
   -------------------
   Mark Lindberg
   President

                                   Exhibit "A"

                         Independent Accountant's Report

We have reviewed the accompanying consolidated balance sheet of Photonics Corporation and subsidiaries as of March 31, 2002 and the related statement of operations and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Turner, Stone & Company, LLP
--------------------------------
Turner, Stone & Company, LLP
Certified Public Accountants
May 8, 2002