Form 10QSB
period 2002-06-30
PHOTONICS CORP
filed 2002-08-14
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                 For the Three Month period ended June 30, 2002

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

   For the transition period from _____ to _____. Commission file number ____

                              PHOTONICS CORPORATION

        (Exact name of Small Business Issuer as specified in its charter)

                California                               77-0102343
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

         420 E FM 3040, Ste. 118, PMB 216               (972) 745-3020
            Lewisville, Texas 75067
  (Address of Principal Executive Offices)       (Issuer's telephone number)

         47 S. Palm Avenue, Suite 210                   (972) 745-3020
            Sarasota, Florida 34236
(Former Address of Principal Executive Offices)  (Issuer's telephone number)

 12377 Merit Drive, Dallas, Texas 75251 #400            (972) 726-7473
            Dallas, Texas 75251
(Former Address of Principal Executive Offices)  (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of July 8, 2002 was 75,248,834 shares.

                              PHOTONICS CORPORATION

                       For the quarter ended June 30, 2002

                                      INDEX
                                                                     Page Number

Introduction                                                              3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                       3

Condensed and Consolidated Balance Sheet as of
June 30, 2002                                                             4

Condensed and Consolidated Statement of Operations
For the Six Months ended June 30, 2002
and June 30, 2001                                                         5

Condensed and Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2002
and June 30, 2001                                                         6

Notes to Condensed and Consolidated Financial Statements                  8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Plan of Operations                                         10

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                 11
ITEM 2 Changes in Securities                                             13
ITEM 3 Defaults Upon Senior Securities                                   13
ITEM 4 Submission of Matters of a Vote of Security Holders               13
ITEM 5 Other Information                                                 13
ITEM 6 Exhibits and Reports on Form 8-K                                  13

SIGNATURE
                                                                         14

EXHIBIT "A" - Independent Accountant's Report                            15

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2002

                                     Assets
                                     ------

                                                                        2002
                                                                    -----------
Current assets:
     Cash                                                           $      --
     Advances to former employees                                          --
                                                                    -----------

         Total current assets                                              --

Property and equipment                                                     --

Other assets:
     Capitalized web site development costs,
         less accumulated amortization of $123,207                      108,341
     Oil and gas properties                                              14,822
     Rental security deposit                                               --
                                                                    -----------

                                                                    $   123,163
                                                                    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
     Accounts payable, trade                                        $   524,588
     Accrued expenses                                                   232,016
     Note payable, stockholder                                           45,000
     Loan due director                                                   25,871
                                                                    -----------

         Total current liabilities                                      827,475
                                                                    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, 1,000,000 shares issued
        and outstanding                                                   1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 69,498,834 shares issued
        and 69,498,834 shares outstanding                                69,498
     Paid in capital in excess of par                                 1,623,957
     Deficit accumulated during the development stage                (2,398,767)
                                                                    -----------

                                                                       (704,312)
                                                                    -----------

                                                                    $   123,163
                                                                    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                              THROUGH JUNE 30, 2002



                                      Three Months      Three Months       Six Months        Six Months        Cumulative
                                         6/30/02           6/30/01           6/30/02           6/30/01       from Inception
                                     --------------    --------------    --------------    --------------    --------------

Revenues                             $         --      $         --      $         --      $         --      $         --
                                     --------------    --------------    --------------    --------------    --------------

Cost and Expenses
     Web site development costs                --              23,041            52,961           450,313
     Marketing and promotion                   --              28,448            41,546            64,400
     Compensation and benefits                1,105            25,208             1,105            49,408           334,118
     General and administrative               7,383           103,882            33,259           131,783           905,866
     Acquisition costs                         --                --                --             507,694
     Depreciation and amortization           19,796            12,225            39,592            24,654           127,704
                                     --------------    --------------    --------------    --------------    --------------
                                             28,284           192,801            73,956           300,352         2,390,095

Loss from operations                        (28,284)         (192,801)          (73,956)         (300,352)       (2,390,095)

Interest expense                              1,134              --               2,268               461             8,672
                                     --------------    --------------    --------------    --------------    --------------

Loss before income taxes                    (29,418)         (192,801)          (76,224)         (300,813)       (2,398,767)

Provisions for income tax benefits             --                --                --                --                --
                                     --------------    --------------    --------------    --------------    --------------

Net loss                             $       (9,418)   $     (192,801)   $      (76,224)   $     (300,813)   $   (2,398,767)
                                     ==============    ==============    ==============    ==============    ==============

Loss per share
     Basic                           $       (.0004)   $       (.0029)   $       (.0001)   $       (.0004)   $       (.0060)

 Diluted                             $       (.0004)   $       (.0029)   $       (.0000)   $       (.0004)   $       (.0060)




               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                              THROUGH JUNE 30, 2002

                                                Six Months Ended    Six Months Ended      Cumulative
                                                     6/30/02             6/30/01        from Inception
                                                ----------------    ----------------    ----------------

Cash flows from operating activities:
     Cash received from customers               $           --      $           --      $           --
     Cash paid to employees                                 --               (40,873)           (122,340)
     Cash paid to suppliers                              (19,867)            (76,563)           (496,858)
     Interest paid                                          --                  (461)             (1,000)
     Income taxes paid                                      --                  --                  --
                                                ----------------    ----------------    ----------------

        Cash used in operating activities                (19,867)           (117,897)           (620,198)
                                                ----------------    ----------------    ----------------

Cash flows from investing activities;
     Purchase of property and equipment                     --                  --                (9,990)
     Web development expenditures                           --                 (--)             (166,126)
     Rental deposit advanced                                --                 5,337             (15,696)
     Advances to former employees                           --                 2,637            (284,534)
                                                ----------------    ----------------    ----------------

        Cash used in investing activities                   --                 7,794            (476,346)
                                                ----------------    ----------------    ----------------


Cash flows from financing activities:
     Proceeds from issuance of common stock                 --                90,991           1,031,677
     Proceeds from loan due director                      19,867                --                64,867
                                                ----------------    ----------------    ----------------

        Cash provided by financing activities             19,867              90,991           1,096,544
                                                ----------------    ----------------    ----------------

Net increase (decrease) in cash                             --               (18,937)               --

Cash at beginning of the period                             --                  --                  --
                                                ----------------    ----------------    ----------------

Cash at end of the period                       $           --      $          7,790    $           --
                                                ================    ================    ================


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                              THROUGH JUNE 30, 2002

                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash Used in Operations
                         ------------------------------


                                                Six Months Ended    Six Months Ended       Cumulative
                                                     6/30/02             6/30/01         from Inception
                                                ----------------    ----------------    ----------------

Net loss                                        $        (76,224)   $       (300,813)         (2,398,767)
                                                ----------------    ----------------    ----------------

Adjustment to reconcile net loss to
   net cash used in operations:

     Depreciation and amortization              $         39,592    $         16,224             127,704
     Common stock issued for services                      1,105                --               504,956
     Provision for uncollectable advances                   --                  --               284,534
     Merger acquisition costs                               --                  --               507,694
     (Increase) decrease in notes payable                   --               370,526              21,190
     Increase (decrease) in accounts
        payable                                             --               (79,184)             99,993
     Increase (decrease) in accrued
        expenses                                          15,660                --               232,498
                                                ----------------    ----------------    ----------------
                                                          56,357             307,556           1,778,569
                                                ----------------    ----------------    ----------------

Net cash used in operating activities           $        (19,867)   $          6,753    $       (620,198)
                                                ================    ================    ================


                       Supplemental Disclosure of Non Cash
                       -----------------------------------
                       Investing and Financing Activities
                       ----------------------------------


Issuance of common stock in
    exchange for services                       $          1,105    $           --      $        504,956

Web development expenditures
    incurred as accounts payable                $           --      $         52,961    $         65,422



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

Strategic Alternatives.

The collapse of the dot.com market and the economic down turn in the general economy has severely limited REpipeline.com's ability to raise needed capital. Management has contacted several organizations that are in a synergistic space for Internet services offered to the commercial real estate business community. The Company is exploring options to sell the company assets, being acquired by a company that is in a better cash position, and/or leveraging its position to attract merger candidates. Management is pursuing opportunities to generate cash but at this point has not received any commitment to fund the short-term capital needs of the Company. Management is in discussions with several groups regarding long-term capital and strategic alliances or acquisitions.

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

Acquisition of The Sarasota Group, Inc.

In the quarter ended December 31, 2001, the Company purchased all the outstanding shares of The Sarasota Group, Inc., a Florida corporation, and created The Sarasota Group, Inc. as a wholly owned subsidiary. Immediately after this transaction was consummated, new board members were elected and the existing directors resigned from the Company.

Acquisition of Equity Interest in Treasure Financial Corp.

On January 11, 2002, the Company announced it had signed a letter of intent to acquire an equity interest in Treasure Financial Corp, a Dallas based broker/dealer, for 4,000,000 shares of restricted common stock from Strateginet, Inc., a Florida corporation. On June 8, 2002, management filed an SB2 registration statement with the Securities & Exchange Commission. Management is currently responding to the initial comments from the SEC. The Company is expected to spin off Treasure as a distribution to the shareholders of Photonics Corporation, with a record date of February 1, 2002.

Acquisition of Equity Interest in 3R Environmental PTE LTD

On February 1, 2002, the Company announced it has entered into a letter of intent to acquire a 25% interest in 3R Environmental PTE LTD, world wide environmental firm located in Singapore, for 1,000,000 shares of restricted common stock. This agreement has not yet closed as of the date of filing.

Acquisition of Genesis Oil & Gas, Inc.

On February 27, 2002, the Company announced it has acquired Genesis Oil & Gas, Inc., a California corporation owning gas leases in Kansas, for 3,705,508 shares of restricted common stock. The Company is expected to transfer the assets of Genesis into a wholly owned subsidiary.

Change in Transfer Agents

Effective April 18, 2002, the Board of Directors elected to change transfer agents to Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco Texas 75034 (469) 633-0101. With the intended direction of the company in the future, this change should lead to substantial savings.

Cancellation of Treasury Shares

On April 20, 2002, the board of directors agreed to cancel 52,576,550 common shares currently held in certificate form in treasury and held in a "nominee" subsidiary corporation.

Growth in the Future and Going Concern

New management is in the process of seeking additional merger candidates. The new management believes there is a good opportunity to find well developed, revenue producing acquisitions that will lead to shareholder growth. Over the past eight months, current directors have financially supported the company by loaning the company $24,766 to support on-going operations. There can be no assurances made that the directors will continue to support the company and its operations personally.

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

New management of Photonics is not currently aware of any additional pending or threatened legal actions, but believes there is a possibility of such actions. Management is not able to quantify such actions in relation to the financial statements represented herein.

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

None

ITEM 3 Defaults Upon Senior Securities

None

ITEM 4 Submissions of Matters to a Vote of Security Holders

None

ITEM 5 Other Information

On May 20, 2002, Michael Della Donna resigned as an officer and director to pursue other business interest. There were no disagreements between Mr. Della Donna and the company.

ITEM 6      Exhibits

8K dated May 21, 2002 - notice of  cancellation  of  52,576,550  common  shares.

Exhibit 23.1 - Independent Accountant's Report

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    August 2, 2002

BY:  /s/ Mark Lindberg
   -----------------------
         Mark Lindberg
         President and CFO