Form 10QSB
period 2002-09-30
PHOTONICS CORP
filed 2002-11-14
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934 For the Three Month period ended September 30, 2002

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

         420 E FM 3040, Ste. 118, PMB 216            (972) 745-3020
            Lewisville, Texas 75067
  (Address of Principal Executive Offices)     (Issuer's telephone number)

         47 S. Palm Avenue, Suite 210                (972) 745-3020
            Sarasota, Florida 34236
(Former Address of Principal Executive Offices)(Issuer's telephone number)

12377 Merit Drive, Dallas, Texas 75251 #400          (972) 726-7473
            Dallas, Texas 75251
(Former Address of Principal Executive Offices)(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 12, 2002 was 75,248,834 shares.

                             PHOTONICS CORPORATION

                    For the quarter ended September 30, 2002

                                      INDEX
                                                                     Page Number

Introduction                                                              3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                       3

Condensed and Consolidated Balance Sheet as of
September 30, 2002                                                        4

Condensed and Consolidated Statement of Operations
For the Nine Months ended September 30, 2002
and September 30, 2001                                                    5

Condensed and Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2002
and September 30, 2001                                                    6

Notes to Condensed and Consolidated Financial Statements                  8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Plan of Operations                                         10

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                 11
ITEM 2 Changes in Securities                                             13
ITEM 3 Defaults Upon Senior Securities                                   13
ITEM 4 Submission of Matters of a Vote of Security Holders               13
ITEM 5 Other Information                                                 13
ITEM 6 Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                14

EXHIBIT "A" - Independent Accountant's Report                            15

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2002

                                     Assets
                                     ------

                                                                  2002
                                                                  ----
Current assets:
     Cash                                                     $     --
     Advances to former employees                                   --
                                                              ----------

         Total current assets                                       --

Property and equipment                                              --

Other assets:
     Capitalized web site development costs,
         less accumulated amortization of $143,003                88,545
     Oil & gas properties                                         14,822
     Private company interests                                    24,000
     Rental security deposit                                        --
                                                              ----------

                                                              $  127,367
                                                              ==========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
     Accounts payable, trade                                  $  520,818
     Accrued expenses                                            232,016
     Note payable, stockholder                                    45,000
     Loan due director                                            27,071
                                                              ----------

         Total current liabilities                               824,905
                                                              ----------


Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, 1,000,000 shares issued
        and outstanding
                                                                   1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 74,248,834 shares outstanding          74,248
     Paid in capital in excess of par                          1,646,977
     Deficit accumulated during the development stage         (2,419,763)
                                                              ----------

                                                                (697,538)
                                                              ----------


                                                              $  127,367
                                                              ==========

The accompanying notes are an integral part of the consolidated financial statements.



                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2002



                                    Quarter Ended  Quarter Ended   Nine Months    Nine Months   Cumulative
                                       9/30/02        9/30/01        9/30/02        9/30/01    from Inception
                                     -----------    -----------    -----------    -----------    -----------

Revenues                             $      --      $      --      $      --      $      --      $      --
                                     -----------    -----------    -----------    -----------    -----------

Cost and Expenses
     Web site development costs             --             --             --           52,961        450,313
     Marketing and promotion                --             --           55,796         64,400
     Compensation and benefits              --             --            1,105         49,408        334,118
     General and administrative            1,200         10,262         34,459         92,438        907,066
     Acquisition costs - Legal              --            8,500           --            8,500        507,694
     Employee Stock Debenture               --             --             --           50,046           --
     Depreciation and amortization        19,796         20,796         59,388         65,820        147,500
                                     -----------    -----------    -----------    -----------    -----------


Loss from operations                     (20,996)       (39,588)       (94,952)      (374,969)    (2,411,091)

Interest expense                            --            1,053          2,268          1,514          8,672
                                     -----------    -----------    -----------    -----------    -----------

Loss before income taxes                 (20,996)       (40,611)       (97,220)      (376,483)    (2,419,763)

Provisions for income tax benefits          --             --             --             --             --
                                     -----------    -----------    -----------    -----------    -----------

Net loss                             $   (20,996)   $   (40,611)   $   (97,220)   $(376,,483)    $(2,419,763)
                                     ===========    ===========    ===========    ===========    ===========


Loss per share
     Basic                           $    (.0002)   $    (.0004)   $    (.0013)   $    (.0004)   $    (.0321)
     Diluted                         $    (.0002)   $    (.0004)   $    (.0013)   $    (.0004)   $    (.0321)


The accompanying notes are an integral part of the consolidated financial statements.





                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2002

                                                Nine Months Ended  Nine Months Ended     Cumulative
                                                       9/30/02           9/30/01       from Inception
                                                 ---------------    ---------------    ---------------

Cash flows from operating activities:
     Cash received from customers                $          --      $          --      $          --
     Cash paid to employees                              (21,067)           (49,408)          (122,340)
     Cash paid to suppliers                                 --              (28,357)          (498,058)
     Interest paid                                          --               (1,514)            (1,000)
     Income taxes paid                                      --                 --                 --
                                                 ---------------    ---------------    ---------------

        Cash used in operating activities                (21,067)           (79,279)          (621,398)
                                                 ---------------    ---------------    ---------------

Cash flows from investing activities;
     Purchase of property and equipment                     --                 --               (9,990)
     Web development expenditures                           --                (--)            (166,126)
     Rental deposit advanced                                --                 --              (15,696)
     Advances to former employees                           --                 --             (284,534)
                                                 ---------------    ---------------    ---------------


        Cash used in investing activities                   --                 --             (476,346)
                                                 ---------------    ---------------    ---------------


Cash flows from financing activities:
     Proceeds from issuance of common stock                 --               60,000          1,031,677
     Proceeds from loan due director                      21,067               --               66,067
                                                 ---------------    ---------------    ---------------

        Cash provided by financing activities             21,067             60,000          1,097,734
                                                 ---------------    ---------------    ---------------

Net increase (decrease) in cash                             --              (19,279)              --

Cash at beginning of the period                             --                 --                 --
                                                 ---------------    ---------------    ---------------

Cash at end of the period                        $          --      $           751                  $
                                                 ===============    ===============    ===============


The accompanying notes are an integral part of the consolidated financial statements.



                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2002

                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash Used in Operations
                         ------------------------------


                                                                  Nine Months Ended  Nine Months Ended     Cumulative
                                                                         9/30/02            9/30/01      from Inception
                                                                   ---------------    ---------------    ---------------
Net loss                                                           $       (97,220)   $      (376,483)   $    (2,419,763)
                                                                   ---------------    ---------------    ---------------

Adjustment to reconcile net loss to net cash used in operations:

     Depreciation and amortization                                 $        59,397    $        59,388            147,500
     Common stock issued for services                                        1,105            141,732            504,956
     Provision for uncollectable advances                                     --                 --              284,534
     Merger acquisition costs                                                 --                 --              507,694
     (Increase) decrease in notes payable -                                   --                 --               21,190
     Decrease in security deposit                                             --               15,696               --
     Decrease in advances                                                     --                2,637               --
     Increase (decrease) in accounts                                          --                 --                 --
        payable                                                               --                2,832             99,993
     Increase (decrease) in accrued
        expenses                                                            15,660             74,915            232,498
                                                                   ---------------    ---------------    ---------------
                                                                            76,153            297,204          1,798,365
                                                                   ---------------    ---------------    ---------------

Net cash used in operating activities                              $       (21,067)   $       (79,279)   $      (621,398)
                                                                   ===============    ===============    ===============


                       Supplemental Disclosure of Non Cash
                       -----------------------------------
                       Investing and Financing Activities
                       ----------------------------------

Issuance of common stock in
     Exchange for accounts payable                                 $         3,770    $          --      $          --
Issuance of common stock in
    exchange for services                                          $         1,105    $          --      $       504,956

Web development expenditures
    incurred as accounts payable                                   $          --      $        52,961    $        65,422


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

The accompanying consolidated financial statements include the general accounts have the Company and its subsidiaries REpipeline.com, a Delaware corporation, REP Acquisition and Finance, Inc., a nominee corporation, and The Sarasota Group, Inc., an inactive Florida corporation. All inter-company transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

Principles of consolidation

The accompanying consolidated financial statements include the general accounts have the Company and its one subsidiary REpipeline.com, a Delaware corporation, REP Acquisition and Finance, Inc., a nominee corporation and The Sarasota Group, Inc., an inactive Florida corporation. All intercom any transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

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

Acquisition of Equity Interest in Treasure Financial Corp.

On January 11, 2002, the Company announced it had signed a letter of intent to acquire an equity interest in Treasure Financial Corp, a Dallas based broker/dealer, for 4,000,000 shares of restricted common stock from Strateginet, Inc., a Florida corporation. On June 8, 2002, management filed an SB2 registration statement with the Securities & Exchange Commission. Management is currently responding to the initial comments from the SEC. The Company is expected to spin off the Treasure Financial as a distribution to the shareholders of Photonics Corporation, with a record date of February 1, 2002.

Acquisition of Equity Interest in 3R Environmental PTE LTD

On February 1, 2002, the Company announced it has entered into a letter of intent to acquire a 25% interest in 3R Environmental PTE LTD, world wide environmental firm located in Singapore, for 1,000,000 shares of restricted common stock. This agreement has not yet closed as of the date of filing.

Acquisition of Genesis Oil & Gas, Inc.

On February 27, 2002, the Company announced it has acquired Genesis Oil & Gas, Inc., a California corporation owning gas leases in Kansas, for 3,705,508 shares of restricted common stock. The Company is expected to transfer the assets of Genesis into a wholly owned subsidiary. This transaction has not yet closed and management is currently verifying assets held by Genesis.

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

Growth in the Future and Going Concern

New management is in the process of seeking additional merger candidates. The new management believes there is a good opportunity to find well developed, revenue producing acquisitions that will lead to shareholder growth. Over the past eleven months, current directors have financially supported the company by loaning the company $26,000 to support on-going operations. There can be no assurances made that the directors will continue to support the company and its operations personally.

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

PHOTONICS CORPORATION

DATE:    November 13, 2002

BY:  /s/ Mark Lindberg
   -------------------------------------------
         Mark Lindberg
         President and Chief Financial Officer

                                   Exhibit "A"

                         Independent Accountant's Report

We have reviewed the accompanying consolidated balance sheet of Photonics Corporation and subsidiaries as of September 30, 2002 and the related statement of operations and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Turner, Stone & Company, LLP
--------------------------------
Turner, Stone & Company, LLP
Certified Public Accountants
November 13, 2002

                        FORM ON SECTION 906 CERTIFICATION

     I, Mark Lindberg, President and Chief Financial Officer of Photonics Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as enacted by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a[15(d)] of the Securities Exchange Act of 1934; and

     (2) Information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Photonics Corporation. Dated: November 13, 2002

/s/ Mark Lindberg
-------------------------------------
Mark Lindberg
President and Chief Financial Officer