Form 10KSB
period 2002-12-31
PHOTONICS CORP
filed 2003-03-25
CIK 912844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934
         For the Fiscal Year ended December 31, 2002

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

Yes (X)  No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ( )  No (X)

State issuer's revenues for the most recent fiscal year: Zero

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as reported on the OTC Electronic Bulletin Board as of December 31, 2002 was $84,875. The market value is based upon the average bid price of the Common Stock of $ 0.001 per share on December 31, 2002. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 2002 was 89,400,000 shares.

                             Index to Annual Report


                                     PART I


ITEM 1 BUSINESS                                                          Page 3

ITEM 2 PROPERTIES                                                        Page 4

ITEM 3 LEGAL PROCEEDINGS - PHOTONICS CORPORATION                         Page 4

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               Page 5


                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS                                               Page 5

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS                              Page 6

ITEM 7 FINANCIAL STATEMENTS                                              Page 10

            Independent Auditors Consent                                 Page 12
            Balance Sheet                                                Page 13
            Statement of Operations                                      Page 14
            Stockholders Deficit                                         Page 15
            Statement of Cash Flows                                      Page 21
            Statement of Cash Flows - Net Loss Reconciliation            Page 22
            Notes to Financial Statements                                Page 23

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE                            Page 33


                                    PART III


Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 Page 33

ITEM 10 EXECUTIVE COMPENSATION                                           Page 34

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   Page 34

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   Page 35

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                 Page 35

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

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

ITEM 2 DESCRIPTION OF PROPERTIES

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

The Company currently occupies approximately 2,985 square feet of office space at 5710 LBJ Freeway, Suite 215, Dallas, Texas 75240. We receive this office space "rent free" provided by one of the Directors of the Company.

ITEM 3 LEGAL PROCEEDINGS - PHOTONICS CORPORATION

1. Abstract of judgment dated October 12, 1999; Plaintiff Insight Electronics. Defendant Data Technologies Corporation. Amount of judgment: $110,252.00
2. Default Judgment February 17, 2000, Plaintiff Danka Funding Company v. Defendant Photonics, Docket No. L-8482-99, Superior Court of New Jersey Law Division, Bergen County for $40,474.00 with proposed settlement offer by Danka of $ 30,355.72 as of March 22, 2000. (lease of Kodak 85 Copier) Notice of Judgment dated November 29, 2000, Santa Clara County Superior Court - Central District, Plaintiff Danka Funding Company, LLC
         v. Defendant Photonics Corporation. Amount of judgment $ 41,341.89
3. Litigation Superior Court, Contra Costa County, CA., Plaintiff L.A. Commercial Group, Inc (Bay Alarm) Defendant Photonics Corporation, for the amount of $8,666.00.

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
         Date of lien:              November 5, 1999
         Debtor:                    Photonics Corporation

There are various other threatened or perceived lawsuits, but none have acted against the company in the past 18 months.

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

LEGAL PROCEEDINGS - REPIPELINE.COM, INC., which could affect Photonics

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

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET

The Company's Common Stock trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol: PHOX

HISTORICAL MARKET PRICE DATA FOR THE COMMON STOCK OF PHOTONICS CORPORATION

The following table sets forth the range of high and low closing sales prices for Photonics Common Stock for the periods indicated:

                                                        High           Low

         Fiscal Year Ending December 31, 2001
                       First Quarter                   $0.210         $0.070
                       Second Quarter                  $0.180         $0.055
                       Third Quarter                   $0.065         $0.011
                       Fourth Quarter                  $0.040         $0.006
         Fiscal Year Ending December 31, 2002
                       First Quarter                   $0.007         $0.003
                       Second Quarter                  $0.012         $0.003
                       Third Quarter                   $0.007         $0.001
                       Fourth Quarter                  $0.005         $0.001

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2002, there were approximately 2,414 holders of record of our common stock and we had approximately 89,400,000 common shares issued and outstanding.

DIVIDENDS

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

PREFERRED SHARES

As of December 31, 2002, the Company had 1,000,000 shares of preferred stock outstanding, when exercised are convertible into 70% of the outstanding common stock when added together with the previously issued 14,000,000 shares of common stock in the Agreement and Plan of Reorganization with The Sarasota Group shareholders on October 18, 2001.

OPTIONS

As of December 31, 2002, there are 8,679,039 common shares reserved for the exercise of options of the former management team at an exercise price of $0.01 per option. The former management team is G. Thomas Bailey (7,354,039), Joseph "Chip" Langston (700,000), and Michael Craven (625,000). All other options and option agreements have been cancelled.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company currently does not have any full time or part time employees or consultants, although the Board of Directors provides oversight, administration, and conduct of the day to day affairs of the Company. With the exception of certain legal and accounting fees that are necessary to be paid to maintain the Company's listing on the OTCBB, management does not expect to hire any more full time or part time employees, purchase any equipment, or perform any product development or research services. The Company does not have any available cash and it is expected to require approximately $25,000 to maintain its listing on the OTCBB. For the past 18 months, management and certain consultants have provided this capital in exchange for common stock. There is no certainty that management or various consultants will continue to provide capital to the company.

At year end December 31, 2002, the Board of Directors agreed to sell/assign certain non trading equities in various wholly owned and partially owned subsidiaries (all private companies) to BBXsupport, Inc., an affiliated entity of the President of the Registrant. BBXsupport is expected to provide the capital necessary to affect the registration of those securities. There are no guarantees, in this global economy, that BBXsupport will be successful in its attempts and efforts.

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

Spin Off of Repipeline.com

The Company has filed an SB-2 registration statement with the SEC to effect the spin off of REpipeline.com, and is currently responding to comments from the SEC. It is intended, once the SB-2 is declared effective by the SEC, the Company will distribute a pro-rata share distribution of REpipeline.com common stock now held by the Company to the shareholders of the Company. The Company does not know what percentage of the shares it currently owns in REpipeline.com that it will distribute to its shareholders. As of December 31, 2002, the board of directors has approved the distribution of 20% of the shares of REpipeline.com, Inc. to be distributed to the shareholders of Photonics. The remaining 80% has been granted to BBXsupport, Inc., an affiliated entity of the President of the Registrant, to supply the needed capital to finalize the spin off process.

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

Acquisition of Equity Interest in Treasure Financial Corp.

On January 11, 2002, the Company announced it had acquired an equity interest in Treasure Financial Corp, a Dallas based broker/dealer. The Company has spun off the entity as a distribution to the shareholders of Photonics Corporation, with a record date of February 1, 2002. Approximately 338,000 shares of stock currently held by Photonics in Treasure has been granted to BBXsupport, Inc., an affiliated entity of the President of the Registrant, in an effort to supply the needed capital to finalize the spin off process, but the Registrant is currently unable to raise the capital necessary.

Acquisition of Equity Interest in 3R Environmental PTE LTD

On February 1, 2002, the Company announced it has entered into a letter of intent to acquire a 25% interest in 3R Environmental PTE LTD, world wide environmental firm located in Singapore. This acquisition was cancelled in the third quarter of this year.

Acquisition of Genesis Oil & Gas, Inc.

On February 27, 2002, the Company announced it has acquired Genesis Oil & Gas, Inc., a California corporation owning gas leases in Kansas. Genesis Oil & Gas, Inc. was spun off to its shareholders (20%) and the remaining percentage owned, (80%), was granted to BBXsupport, Inc., an affiliated entity of the President of the Registrant, to supply needed capital for the completion of the spin off.

Growth in the Future

New management is in the process of seeking additional merger candidates. The new management believes there is a good opportunity to find well developed, revenue producing acquisitions that will lead to shareholder growth.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES

The company did not produce any revenue in period ending December 31, 2002.

COSTS AND EXPENSES

The company incurred losses from operations for the twelve months ended December 31, 2002 of $197,941 as compared to losses of $829,878 for the same period last year. The reduction in costs is associated with the "scaling down" of day to day operations of the Company.

For the twelve months ended December 31, 2002, the Company incurred General and Administrative costs of $103,885 and Depreciation and Amortization costs of $77,183 as compared to $329,773 and $78,683, respectively for the same period last year. For the twelve months ended December 31, 2002,

CAPITAL EXPENDITURES

We do not have any large capital expenditures planned for 2003.

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

ITEM 7 FINANCIAL STATEMENTS





                              Photonics Corporation

                                and Subsidiaries

                          (A Development Stage Company)

                              Financial Statements

                                       and

                          Independent Auditors' Report

                     Years Ended December 31, 2002 and 2001

                                       and

                   For the Period August 19, 1999 (Inception)

                            Through December 31, 2002

                                 C O N T E N T S



AUDITORS' REPORT..............................................................12

CONSOLIDATED BALANCE SHEETS...................................................13

CONSOLIDATED STATEMENTS OF OPERATIONS.........................................14

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT..............................15

CONSOLIDATED STATEMENTS OF CASH FLOWS.........................................21

CONSOLIDATED STATEMENTS OF CASH FLOWS - NET LOSS RECONCILIATION...............22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................23

                          Independent Auditors' Report


Board of Directors
Photonics Corporation
    and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Photonics Corporation and subsidiaries (a development stage company), as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001 and for the period August 19, 1999 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonics Corporation and subsidiaries, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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





Turner, Stone & Company, L.L.P.
Certified Public Accountants
March 10, 2003


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                     Assets
                                     ------

                                                                  2002           2001
                                                              -----------    -----------
Current assets:
     Cash                                                     $      --      $      --
     Prepaid consulting services                                   37,258           --
                                                              -----------    -----------

         Total current assets                                      37,258           --

Property and equipment, at cost                                      --             --

Other assets:
     Capitalized web site development costs,
         less accumulated amortization of $83,615                    --          147,933
                                                              -----------    -----------

                                                              $    37,258    $   147,933
                                                              ===========    ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                  $   234,093    $   524,588
     Accrued expenses                                               5,522        222,360
     Notes payable, stockholder                                      --           45,000
                                                              -----------    -----------

         Total current liabilities                                239,615        791,948
                                                              -----------    -----------

Commitments and contingencies                                        --             --

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, 1,000,000 shares issued
        and  outstanding                                            1,000          1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 89,400,000 and 118,143,676
        shares issued and 89,400,000 and 65,575,126
        shares outstanding, respectively                           89,400        118,143
     Paid in capital in excess of par                           2,227,727      1,559,385
     Deficit accumulated during the development stage          (2,520,484)    (2,322,543)
     Treasury stock 0 and 52,568,550
        common stock shares, at no cost                              --             --
                                                              -----------    -----------

                                                                 (202,357)      (644,015)
                                                              -----------    -----------

                                                              $    37,258    $   147,933
                                                              ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2002




                                       Year Ended        Year Ended        Cumulative
                                        12/31/02          12/31/01       from Inception
                                     --------------    --------------    --------------

Revenues                             $         --      $         --      $         --
                                     --------------    --------------    --------------

Cost and Expenses
     Web site development costs                --                --             450,313
     Marketing and promotion                   --               5,459            64,400
     Compensation and benefits               12,823           268,913           345,836
     General and administrative             103,885           329,773           976,492
     Acquisition costs                         --             143,000           507,694
     Depreciation and amortization           77,183            78,683           165,295
                                     --------------    --------------    --------------
                                            193,891           825,828         2,510,030

Loss from operations                       (193,891)         (825,828)       (2,510,030)

Interest expense                              4,050             4,050            10,454
                                     --------------    --------------    --------------

Loss before income taxes                   (197,941)         (829,878)       (2,520,484)

Provisions for income tax benefits             --                --                --
                                     --------------    --------------    --------------

Net loss                             $     (197,941)   $   (829,878 )    $   (2,520,484)
                                     ==============    ==============    ==============

Loss per share
     Basic                           $         (.02)   $         (.00)   $         (.07)
     Diluted                         $         (.02)   $         (.00)   $         (.07)












The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2002



                                                    PHOTONICS CORPORATION                            REPIPELINE.COM, INC.
                                      PREFERRED STOCK                   COMMON STOCK                    COMMON STOCK
                                   SHARES            $             SHARES            $             SHARES             $
                                ------------    ------------    ------------    ------------    ------------    ------------
Balance at 12/31/98, as
  originally reported              2,328,136    $  2,328,136       4,396,271    $      4,396

Conversion of various
  liabilities to common stock                                      3,816,589           3,817

Conversion of preferred stock
  and accrued dividends to
  common stock                    (2,328,136)     (2,328,136)      2,818,454           2,818

Adjustment to give effect to
  reverse merger and
  retroactive restatement of
  equity accounts                                                 62,294,560          62,295      (4,102,214)           (410)
                                ------------    ------------    ------------    ------------    ------------    ------------

Balance at 8/19/99, as
  adjusted for reverse merger           --              --        73,325,874          73,326      (4,102,214)           (410)

Common stock issued for
  organizational services                                                                          3,930,267             393

Common stock issued
  for cash                                                                                           171,947              17

Net loss
                                ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/99                     --              --        73,325,874          73,326            --                (0)


The accompanying footnotes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2002 (CONTINUED)


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


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2002



                                                    PHOTONICS CORPORATION                            REPIPELINE.COM, INC.
                                      PREFERRED STOCK                   COMMON STOCK                    COMMON STOCK
                                   SHARES            $             SHARES            $             SHARES             $
                                ------------    ------------    ------------    ------------    ------------    ------------
Common stock issued for
   cash                                                                                              807,581              81

Common stock issued for
   services                                                                                        1,335,508             134

Acquisition of REP                                                   214,764             214      (2,143,089)           (214)

Net loss
                                ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/00                     --      $       --        73,540,638    $     73,540    $       --      $       --

Common stock issued for
   cash                                                            1,471,933           1,472

Common stock issued for
   services                                                       11,424,644          11,424

Common and preferred stock
   issued for SGI acquisition      1,000,000           1,000      14,200,000          14,200

Common stock issued for
   services to new officers
   and directors                                                   9,482,658           9,483

Common stock issued to
   Company as treasury stock                                       8,023,803           8,024

Net loss
                                ------------    ------------    ------------    ------------    ------------    ------------

Balance at 12/31/01                1,000,000           1,000     118,143,676         118,143            --              --



The accompanying footnotes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2002 (CONTINUED)



                                 ADDITIONAL
                                   PAID IN      ACCUMULATED
                                   CAPITAL        DEFICIT          TOTAL
                                ------------    ------------    ------------
Common stock issued for
   cash                              759,177                         759,258

Common stock issued for
   services                          107,990                         108,123

Acquisition of REP                                                      --

Net loss                                          (1,373,510)     (1,373,510)
                                ------------    ------------    ------------

Balance at 12/31/00             $    981,503    $ (1,492,665)   $   (437,622)

Common stock issued for
   cash                               83,678                          85,150

Common stock issued for
   services                          317,532                         328,956

Common and preferred stock
   issued for SGI acquisition        127,800                         143,000

Common stock issued for
   services to new officers
   and directors                      56,896                          66,379

Common stock issued to
   Company as treasury stock          (8,024)                           --

Net loss                                            (829,878)       (829,878)
                                ------------    ------------    ------------

Balance at 12/31/01                1,559,385      (2,322,543)       (644,015)



The accompanying footnotes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                      PHOTONICS CORPORATION                         REPIPELINE.COM, INC.
                                          PREFERRED STOCK                  COMMON STOCK                 COMMON STOCK
                                       SHARES            $            SHARES           $            SHARES           $
                                     -----------    -----------    -----------    -----------    -----------    -----------
Common stock issued for 15%
   of TFC common stock                                4,000,000          4,000

Settlement of judgments
   payable in exchange for
   REP common stock

Common stock issued for all
   of GOG common stock                                3,705,508    $     3,706

Cancelation of treasury stock                       (52,576,550)       (52,576)

Common stock issued for services                        976,200            976

Voluntary forgiveness of accrued
   officers salaries

Common stock issued in
   as repayment of advances
   payable to director                               10,751,166         10,751

Common stock issued along
   with shares of TFC and GOG
   for prepaid consulting services                    4,400,000          4,400

Issuance of REP common
   stock/liabilities transferred
   for prepaid consulting services

Spin off of remaining TFC,
   GOG and REP shares as
   a stock dividend

Net loss
                                     -----------    -----------    -----------    -----------    -----------    -----------

Balance at 12/31/02                    1,000,000    $     1,000     89,400,000    $    89,400    $      --      $      --
                                     ===========    ===========    ===========    ===========    ===========    ===========



The accompanying footnotes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2002 (CONTINUED)



                                     ADDITIONAL
                                       PAID IN      ACCUMULATED
                                       CAPITAL        DEFICIT         TOTAL
                                     -----------    -----------    -----------
Common stock issued for 15%
   of TFC common stock                    20,000                        24,000

Settlement of judgments
   payable in exchange for
   REP common stock                      146,709                       146,709

Common stock issued for all
   of GOG common stock               $    11,116                   $    14,822

Cancelation of treasury stock             52,576                          --

Common stock issued for services           3,899                         4,875

Voluntary forgiveness of accrued
   officers salaries                     139,093                       139,093

Common stock issued in
   as repayment of advances
   payable to director                    17,509                        28,260

Common stock issued along
   with shares of TFC and GOG
   for prepaid consulting services        11,440                        15,840

Issuance of REP common
   stock/liabilities transferred
   for prepaid consulting services       289,649                       289,649

Spin off of remaining TFC,
   GOG and REP shares as
   a stock dividend                     (23,649)                       (23,649)

Net loss                                               (197,941)      (197,941)
                                     -----------    -----------    -----------

Balance at 12/31/02                  $ 2,227,727    $(2,520,484)   $  (202,357)
                                     ===========    ===========    ===========




The accompanying footnotes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2002




                                                  Year Ended        Year Ended        Cumulative
                                                   12/31/02          12/31/01       from Inception
                                                --------------    --------------    --------------
Cash flows from operating activities:
     Cash received from customers               $         --      $         --      $         --
     Cash paid to employees                               --             (18,500)         (122,340)
     Cash paid to suppliers                            (28,260)          (86,680)         (505,251)
     Interest paid                                        --                --              (1,000)
     Income taxes paid                                    --                --                --
                                                --------------    --------------    --------------

        Cash used in operating activities              (28,260)         (105,180)         (628,591)
                                                --------------    --------------    --------------

Cash flows from investing activities;
     Purchase of property and equipment                   --                --              (9,990)
     Web development expenditures                         --                --            (166,126)
     Rental deposit advanced                              --                --             (15,696)
     Advances to former employees                         --                --            (284,534)
                                                --------------    --------------    --------------

        Cash used in investing activities                 --                --            (476,346)
                                                --------------    --------------    --------------


Cash flows from financing activities:
     Proceeds from issuance of common stock               --              85,150         1,031,677
     Proceeds from note payable, stockholder              --                --              45,000
     Advances from stockholder                          28,260              --              28,260
                                                --------------    --------------    --------------

        Cash provided by financing activities           28,260            85,150         1,104,937
                                                --------------    --------------    --------------

Net increase (decrease) in cash                           --             (20,030)             --

Cash at beginning of the period                           --              20,030              --
                                                --------------    --------------    --------------

Cash at end of the period                       $         --      $         --      $         --
                                                ==============    ==============    ==============







The accompanying notes are an integral part of the consolidated financial statements.



                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 2002 AND 2001
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2002

                           Reconciliation of Net Loss
                         To Net Cash Used in Operations

                                                 Year Ended        Year Ended        Cumulative
                                                  12/31/02          12/31/01       from Inception
                                               --------------    --------------    --------------

Net loss                                       $     (197,941)   $     (829,878)   $   (2,520,484)
                                               --------------    --------------    --------------

Adjustment to reconcile net loss
  to net cash used in operations:

     Depreciation and amortization             $       77,183    $       78,683    $      165,295
     Common stock issued for services                   4,875           395,335           508,726
     Provision for uncollectable advances                --              36,661           284,534
     Impairment loss                                   70,750              --              70,750
     Merger acquisition costs                            --             143,000           507,694
     (Increase) decrease in assets                       --              21,190            21,190
     Increase (decrease) in accounts
        payable                                          --                (455)           99,993
     Increase (decrease) in accrued
        expenses                                       16,873            50,284           233,711
                                               --------------    --------------    --------------
                                                      169,681           724,698         1,891,893
                                               --------------    --------------    --------------

Net cash used in operating activities          $      (28,260)   $     (105,180)   $     (628,591)
                                               ==============    ==============    ==============

                       Supplemental Disclosure of Non Cash
                       Investing and Financing Activities

Issuance of common stock in
    exchange for services                      $        4,875    $      395,335    $      508,726

Web development expenditures
    incurred as accounts payable               $         --      $         --      $       65,422

Issuance of common stock for
    investment in TFC and GOG                  $       38,822    $         --      $         --

Issuance of common stock in
    repayment of advances from
    stockholder                                $       28,260    $         --      $         --

Settlement of judgments recorded
    as additional paid in capital              $      146,709    $         --      $         --

Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting         $       16,178    $         --      $         --


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

In October 2001, the Company acquired all of the outstanding common stock of The Sarasota Group, Inc. (SGI), a Florida corporation, in exchange for the issuance of 1,000,000 convertible preferred stock shares (Note 3) and 14,200,000 common stock shares. At the same time, the Company's then current officers and directors resigned (Note 6) and the Company elected new officers and directors.

SGI was incorporated on November 13, 2001, and prior to the acquisition had no assets, liabilities or business operations. The purchase price, which exceeded the fair value of net assets acquired, has been charged against operations and reflected in the accompanying consolidated financial statements as an acquisition cost.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the general accounts of the Company and its subsidiaries REpipeline.com, Inc. (REP), a Delaware corporation, REP Acquisition and Finance, Inc., a nominee corporation and The Sarasota Group, Inc., a Florida corporation. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


After its transfer of REP common stock shares to BBX (Note 4), the Company spun-off its remaining 1,005,207 common stock share holdings to stockholders as a dividend thereby fully divesting itself of this subsidiary.


Basis of presentation and going concern uncertainty
---------------------------------------------------

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of December 31, 2001 has a net working capital deficit of approximately $202,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition
-------------------

The primary source of revenue was to be Subscription Income, at a $22.95 per month charge to the users. This subscription was to allow the user unlimited access to the website for a variety of uses. Secondary revenue was to derived from commissions on services sold to the website subscriber which were to be provided by outside sources. These services consisted of sign, card, brochure preparation and distribution; however, because of inadequate equity capital and/or debt financing, the Company did not generate any revenues and, by the end of 2002, the Company's website development costs had been permanently impaired.

Property and equipment
----------------------

Property and equipment was stated at cost less accumulated depreciation. Depreciation of property and equipment was being provided by the straight-line method over estimated useful lives of three to seven years. During the year ended December 31, 2000, the Company's property and equipment was taken in connection with its abandonment of its leased facilities (Note 6).

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Loss per share
--------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the years ended December 31, 2002 and 2001 and the period August 19, 1999 (inception) through December 31, 2002, basic loss per share amounts are computed using 73,151,376, 38,340,105 and 33,967,066, respectively, weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed conversion of preferred stock (Note 3) or the exercise of outstanding stock options (Notes 6 and 8) because the effect would be antidilutive.

Long-lived assets
-----------------

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. Prior to 2002, the Company had not identified any asset impairments since its inception. During the yea ended December 31, 2002, the Company determined that its website development costs had been permanently impaired (Note 2).

Web site development costs
--------------------------

The Company accounted for its costs of developing its web site (Note 2) pursuant to EITF Abstract No. 00-02. Pursuant to this pronouncement, all costs incurred for planning activities have been charged to expense. Costs incurred for development of the web site and its infrastructure have been capitalized and were amortized using the straight-line method over its estimated useful live of three years, beginning in December 2000, when the web site became available for use. Costs incurred to operate the web site were charged to expense.

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

2.       WEB SITE DEVELOPMENT

During August 1999, the RE4S purchased a web site domain name for $90,000. This web site allowed the RE4S to provide commercial listings of real estate properties over the Internet. However, the focus of these services was too narrow and was not accepted by the commercial real estate market, therefore the Company subsequently abandoned this web site and returned it to the seller, who forgave the remaining $64,000 balance owed on the purchase price. During the year ended December 31, 2000, the actual payments made for this web site totaling $26,000, along with the operating costs, were charged to expense. The RE4S website technology was discontinued and REpipeline's technology platform was available for testing by customers on December 1, 2000.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the development of REpipeline's website, the Company has capitalized $231,548 of development costs, which consist primarily of the internal labor costs of employees directly associated with the development activity and external direct costs of materials and services consumed during the development activity. These costs will be amortized over the three year estimated useful life of the web site beginning December 1, 2000. For the years ended December 31, 2002 and 2001 and the period August 19, 1999 (inception) through December 31, 2002, amortization expense totaled $77,183, $77,183 and $160,798, respectively.

During the year ended December 31, 2002, the Company determined that its website development costs had been permanently impaired and the remaining unamortized carrying value of these costs totaling $70,751 were charged to earnings and reflected in the accompanying consolidated financial statements as general and administrative expenses.

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

4.       RELATED PARTY TRANSACTIONS

Stockholders
Prior to the Company's merger transaction with REP (Note 1), the Company had outstanding notes payable to stockholders totaling $1,510,000 and accrued interest payable relating to these notes payable of $306,758. The Company also had an outstanding note payable totaling $497,000 and accrued interest payable related to this note payable of $111,300 to a former creditor whose President was a former director of the Company. The notes were unsecured, due on demand, convertible into preferred stock and contained interest rates of 10% to 15%. As a condition of the merger, these notes payable and all accrued interest were converted into 867,657 common stock shares.

In October 2000, the Company borrowed $45,000 from a stockholder. The note payable is due on or before August 31, 2001, bears interest at 9.0% and is unsecured. The note also granted an option, which expired on August 31, 2001, to purchase 45,000 common stock shares at $1.00 per share. At December 31, 2002 and 2001, accrued interest payable on this note totaled $5,404 and $1,354, respectively. (prior to the BBX transaction described below).

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 2002, two other stockholders made unsecured, non-interest bearing advances to the Company totaling $28,260. The advances were due upon demand as funds were available. On December 31, 2002, these advances were repaid through the issuance of 10,751,166 common stock shares.

Officers
--------

On March 31, 2002, the Company caused its REP subsidiary to issued 304,817 of its common stock shares to former officers to settle several judgments payable totaling $146,709. In addition, on July 31, 2002, former officers voluntarily agreed to a reduction in the amount of accrued salaries payable to them totaling $139,093. These transactions have been recorded as additions to the paid in capital of the Company.

BBXsupport, Inc. (BBX)
----------------------

On December 31, 2002, the Company issued 4,400,000 of its common stock shares with a fair value of $15,480, along with 338,225 of its common stock share holdings in TFC, 1,798,136 of its common stock share holdings in GOG and 5,240,096 of its common stock share holdings in its REP subsidiary with recorded cost values of $4,320, $11,858 and $5,240, respectively, to BBX in exchange for future consulting services to be provided by BBX. The recorded value of the prepaid consulting services total $37,258 and are reflected in the accompanying consolidated financial statements as a current asset because the Company expects to expend these services during 2003.

BBX is owned approximately 50% directly and indirectly by a stockholder of the Company.

5.       INVESTMENTS IN COMMON STOCK

Treasure Financial Corp. (TFC)
------------------------------

On January 11, 2002, the Company acquired 1,850,000 common stock shares of TFC, representing approximately 15% of its outstanding common stock, through the issuance of 4,000,000 common stock shares with a fair value of $24,000. The Company accounted for its investment in TFC using the cost method. On December 31, 2002, 338,225 TFC shares were transferred to BBX (Note 4) for future consulting services and the remaining 1,511,775 shares were spun-off to stockholders as a dividend.

Genesis Oil & Gas, Inc. (GOG)
-----------------------------

On April 28, 2002, the Company acquired 2,247,669 common stock shares of GOG, representing all of its outstanding common stock, through the issuance of 3,705,508 common stock shares with a fair value of $14,822. Because control of GOG was expected to be temporary, the Company accounted for its investment in GOG using the cost method. On December 31, 2002, 1,798,136 GOG shares were transferred to BBX (Note 4) for future consulting services and the remaining 449,533 shares were spun-off to stockholders as a dividend.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       COMMITMENTS AND CONTINGENCIES

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

In connection with the Company's merger with SGI (Note 1), the above agreements were terminated and the Company is no longer obligated under these or any other employment agreements. In this process, stock options to purchase 8,679,039 common stock shares were fully vested to the former executive management members. The options are exercisable at a price of $.01 per share and do not expire (Note 8).

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On February 28, 2003, Bowne of Dallas, LP, a printing company, sued Repipeline, Inc. and its successor in interest, Photonics Corporation, in the County Court of Dallas, Law No. 5, for unpaid printing costs associated with the merger between Repipeline and the Company in November 2000. The suit is for $28,641, but in the suit Bowne admits to being damaged in the amount of $18,063. The company will defend itself against this suit and prepare an adequate settlement offer. Former management of REP and the Company believe they were over charged by Bowne and Bowne previously agreed to settle for less. This amount has previously been recorded in the accompanying consolidated financials statements as an account payable.

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

On October 18, 2001, Mr. Fonteno filed another lawsuit against Repipeline.com, Photonics, and former officers and directors of the Company claiming various charges and claims of wrongdoing. Management believes this is a frivolous lawsuit without merit and will be defended vigorously.

7.       EMPLOYEE BENEFIT PLANS

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                Year Ended        Year Ended        Cumulative
                                                 12/31/02          12/31/01       from Inception
                                              --------------    --------------    --------------
Net loss attributed to common shareholders:

    As reported                               $     (197,941)   $     (829,878)   $     (2,520,484)
    Pro forma                                 $     (197,941)   $     (916,668)   $     (2,705,753)

Basic and diluted loss per share:

    As reported                               $         (.00)   $         (.05)   $           (.07)
    Pro forma                                 $         (.00)   $         (.05)   $           (.08)

9.       INCOME TAXES

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2002 and 2001 and the period August 19, 1999 (inception) through December 31, 2002 is as follows.


                                    Year Ended        Year Ended        Cumulative
                                     12/31/02          12/31/01       from Inception
                                  --------------    --------------    --------------
Tax expense (benefit) computed
     at statutory rate            $      (67,000)   $     (282,000)   $     (816,000)
Increase in valuation allowance           67,000           282,000           816,000
                                  --------------    --------------    --------------
                                  $         --      $         --      $         --
                                  ==============    ==============    ==============


As of December 31, 2002, the Company has approximately $2,400,000 of regular net operating losses to offset future federal income tax, which expire through the year 2012. Prior to the Company's merger transaction with REP, the Company had prior net operating loss carry forwards of approximately $ 102 million and tax credit carry forwards of approximately $ 2 million. The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership change" as defined by the Internal Revenue Code, the Company's ability to utilize the federal and California net operating losses could be reduced. With respect to the merger transaction with REP (Note 1), the Company has not made this determination and it is not certain whether any of these prior carry forwards will be utilized.

10.      FINANCIAL INSTRUMENTS

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

Advances to former employees
----------------------------

The Company's advances to its former employees were non interest bearing, due on demand and secured by 28,186 shares of the Company's common stock issued to the former employees but held by the Company. Management believed this collateral would be sufficient to induce repayment of the advances, however, during the year ended December 31, 2001, these advances were written off as uncollectible.

Note payable, stockholder
-------------------------

Management believes the carrying value of this note represent the fair value of this financial instruments because its terms are similar to those in the lending market for comparable loans with comparable risks.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      INTERIM FINANCIAL DATA

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

During the fourth quarter of the year ended December 31, 2002, various year-end adjustments were made that affected the reported amount of liabilities and stockholders' deficit for each interim quarter. For the quarters ended March, June and September, the effect of these adjustments would have decreased liabilities and stockholders' deficit by approximately $147,000, $147,000 and $286,000, respectively. There were no effects from these adjustments on reported operating results.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE:

None

                                    PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2002. A summary of the background and experience of each of these individuals immediately follows the table.

Mark Lindberg               35                   President, CFO, and Director
Gene Chew                   64                   Director
Donald Hejmanowski          42                   Director

Mark Lindberg, 35, is President, CFO and Director of our Company. Mr. Lindberg has more than 14 years of experience in public accounting, domestic and international finance and management of public and private companies. From time to time, Mr. Lindberg holds various positions as President and CFO of other publicly traded companies. His term as an officer and director in the public companies is generally for short periods as determined in a planned reorganization or completion of a public offering. Mr. Lindberg currently serves as an officer and director in two OTC companies, both in planned reorganizations. Prior to this, he served as Chairman and CEO of an OTC Bulletin Board Internet holding company. From 1991 to 1996, Mr. Lindberg directed the operations of National Health Care Discount, Inc. in Dallas, Texas, a private direct marketer of health and wellness services. Mr. Lindberg started his career as a Tax Specialist at Deloitte & Touche in Kansas City, Missouri. Mr. Lindberg has a Bachelor of Science degree in accounting from Baker University where he attended on a golf scholarship.

Gene E. Chew, 64, is a Director of our Company. From 1997 to present, Mr. Chew has been President of American International Petroleum, a NASDAQ traded refiner and marketer of asphalt based products. Prior, Mr. Chew was President of TRIFINERY, a Gulf Coast refinery. Mr. Chew has also held upper-management positions with Transgulf Petroleum, British Petroleum and Petro Diamond. Mr. Chew received his Bachelor in Accounting from Lehigh University.

Donald Hejmanowski, 42, is a Director of our Company. Mr. Hejmanowski is currently Vice President of Finance and a Director of NuTek, Inc., a reporting company. From 1990 to present, Mr. Hejmanowski was President of HDL, Inc. an investment bank that specialized in mergers and acquisitions, capital raising and investor relations. Mr. Hejmanowski has also served as President of Genesis Oil and Gas and as President of New Lift, Inc. Mr. Hejmanowski also has serv ed as a financial consultant for 10 years and was a NYSE branch manager for Tripp and Co. Mr. Hejmanowski received his Bachelor of Science in finance and a Bachelor of Arts in Economics from Eastern Illinois.

Michael Della Donna, a former officer and director of the company, resigned in February 2002. There were no disagreements with Mr. Della Donna and he is pursuing new opportunities.

Daniel Koch and David Feinne, although reported as directors and officers last year, did not accept their nominations to the board, did not attend any executive meetings, did not attend an board meetings, and did not act as an officer or director in any capacity for the Registrant. There are no disagreements with either Mr. Koch or Mr. Feinne.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that from January 1, 2002 through December 31, 2002, none of filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met. In 2003, the Company intends to aid and assist its officers, directors and greater than 10% stockholders to meet timely filing deadlines.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

                         Year         Salary         Bonus        Stock Awards

Mark Lindberg            2002          $0             $0           $ 4,400 (1)
President, Treasurer,    2001          $0             $0           $14,706
Secretary                2000          $0             $0           $     0

(1) The Registrant issued 4,400,000 shares of common stock to BBXsupport, Inc., an affiliated entity of Mark Lindberg. The quoted price of the stock on the day of issuance was $0.001 bid.

EMPLOYMENT AGREEMENTS

There are no current employment agreements with any of the officers or directors. All previous agreements have been cancelled through the issuance of notes payable and stock.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2002, certain information concerning the beneficial ownership of each class of our voting stock held by:

- each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

-        each of our directors; - each of our executive officers; and

-        all of our executive officers and directors as a group.

NAME AND ADDRESS (1)       COMMON (2)    % COMMON    PREFERRED (2)   % PREFERRED

Mark Lindberg                200,000      0.002         14,084           1.41
Gene Chew                    450,000      0.005         14,084           1.41
Donald Hejmanowski           600,000      0.006         42,254           4.23
BBXsupport, Inc.(3)        4,400,000      0.049            0             0.00

Officers and Directors
as a group                4,525,000       0.050%        70,422          07.04%

(1) The address of each officer a nd director is 5710 LBJ Freeway, Suite 215, Dallas, Texas 75240.
(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Figures are as of December 31, 2002.
(3) BBXsupport, Inc., offices at 5710 LBJ Freeway, Suite 215, Dallas, Texas 75240 and is 50% directly or indirectly owned by the President of the Registrant, Mark Lindberg.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 2002, the board of directors approved the grant of certain common stock holdings by the Registrant to BBXsupport, Inc., an affiliated company of the President of the Registrant. The board determined that due to the inability of the company to raise capital or provide the professional services necessary to effect the spin off's or completed contemplated transactions of the entities owned by Photonics, that it was in the best interest of the company and its shareholders to grant such stock to BBXsupport, Inc. The board recognizes the efforts of BBXsupport are on a best efforts basis.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8K

(1) 8K dated May 21, 2002 announcing the cancellation of 52,576,550 shares of common stock held in an acquisition subsidiary's name, incorporated by reference.
(2)      99.01 - Certification of Mark Lindberg under the Sarbones Oxley Act.

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    March 20, 2003

BY:  /s/ Mark Lindberg
   -------------------
   Mark Lindberg
   President and CFO