Form 10QSB
period 2003-03-31
PHOTONICS CORP
filed 2003-05-13
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                 For the Three Month period ended March 31, 2003

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

   For the transition period from _____ to _____. Commission file number ____

                              PHOTONICS CORPORATION

        (Exact name of Small Business Issuer as specified in its charter)

          California                                     77-0102343
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    420 E FM 3040, Ste. 118, PMB 216                               (972) 745-302
       Lewisville, Texas 75067
(Address of Principal Executive Offices)             (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of May 7, 2003 was 109,400,000 shares.

                              PHOTONICS CORPORATION

                      For the quarter ended March 31, 2003

INDEX
                                                                     Page Number

Introduction                                                               3

PART I FINANCIAL INFORMATION

ITEM I  Interim Financial Statements                                       3
Condensed and Consolidated Balance Sheet as of
March 31, 2003                                                             4

Condensed and Consolidated Statement of Cash Flows
For the Three March 31, 2003 and March 31, 2002                            6

Notes to Condensed and Consolidated Financial Statements                   8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Plan of Operations                                          12

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                  17
ITEM 2 Changes in Securities                                              17
ITEM 3 Defaults Upon Senior Securities                                    17
ITEM 4 Submission of Matters of a Vote of Security Holders                17
ITEM 5 Other Information                                                  17
ITEM 6 Exhibits and Reports on Form 8-K                                   17

SIGNATURE                                                                 18

EXHIBIT "A" - Independent Accountant's Report                             19

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


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002

                                     Assets
                                     ------

                                                                  2003           2002
                                                              -----------    -----------
Current assets:
     Cash                                                     $      --      $      --
     Prepaid Consulting Services                                     --             --
                                                              -----------    -----------

         Total current assets                                        --             --

Property and equipment, at cost                                      --             --

Other assets:
     Capitalized web site development costs,
         less accumulated amortization of none
         and $103,411, respectively                                  --          128,137
                                                              -----------    -----------

                                                              $      --      $   128,137
                                                              ===========    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable, trade                                  $   234,093    $   524,588
     Accrued expenses                                               5,522        230,882
     Notes Payable, stockholder                                     5,000         45,000
     Loan Due Director                                               --           18,488
                                                              -----------    -----------

         Total current liabilities                                244,615        818,958
                                                              -----------    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, 1,000,000 shares issued
        and  outstanding                                            1,000          1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 109,400,000 and 118,143,676
        shares issued and outstanding, respectively               109,400        118,143
     Paid in capital in excess of par                           2,227,727      1,559,385
     Deficit accumulated during the development stage          (2,582,742)    (2,369,349)
                                                              -----------    -----------

                                                                 (244,615)      (690,821)
                                                              -----------    -----------

                                                              $      --      $   128,137
                                                              ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2003



                                      Quarter Ended     Quarter Ended      Cumulative
                                         3/31/03           3/31/02       from Inception
                                     --------------    --------------    --------------

Revenues                             $         --      $         --      $         --
                                     --------------    --------------    --------------

Cost and Expenses
     Web site development costs                --                --             450,313
     Marketing and promotion                   --                --              64,400
     Compensation and benefits                 --                --             345,836
     General and administrative              62,258            25,876         1,038,750
     Acquisition costs                         --                --             507,694
     Depreciation and amortization             --              19,796           165,295
                                     --------------    --------------    --------------
                                             62,258            45,672         2,572,288

Loss from operations                        (62,258)          (45,672)       (2,572,288)

Interest expense                               --               1,134            10,454
                                     --------------    --------------    --------------

Loss before income taxes                    (62,258)          (46,806)       (2,582,742)

Provisions for income tax benefits             --                --                --
                                     --------------    --------------    --------------

Net loss                             $      (62,258)   $      (46,806)   $   (2,582,742)
                                     ==============    ==============    ==============

Loss per share
     Basic                           $       (.0000)   $       (.0007)   $         (.07)
     Diluted                         $       (.0000)   $       (.0007)   $         (.07)









The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2003

                                                 Quarter Ended     Quarter Ended      Cumulative
                                                    3/31/03           3/31/02       from Inception
                                                --------------    --------------    --------------
Cash flows from operating activities:
     Cash received from customers               $         --      $         --      $         --
     Cash paid to employees                               --                --            (122,340)
     Cash paid to suppliers                             (5,000)          (12,484)         (510,251)
     Interest paid                                        --                --              (1,000)
     Income taxes paid                                    --                --                --
                                                --------------    --------------    --------------

        Cash used in operating activities               (5,000)          (12,484)         (633,591)
                                                --------------    --------------    --------------

Cash flows from investing activities;
     Purchase of property and equipment                   --                --              (9,990)
     Web development expenditures                         --                --            (166,126)
     Rental deposit advanced                              --                --             (15,696)
     Advances to former employees                         --                --            (284,534)
                                                --------------    --------------    --------------

        Cash used in investing activities                 --               (--)           (476,346)
                                                --------------    --------------    --------------


Cash flows from financing activities:
     Proceeds from issuance of common stock -             --           1,031,677
     Proceeds from note payable stockholder -             --              45,000
     Proceeds from loan due director                     5,000            12,484            33,260
                                                --------------    --------------    --------------

        Cash provided by financing activities            5,000            12,484         1,109,937
                                                --------------    --------------    --------------

Net increase (decrease) in cash                           --                --                --

Cash at beginning of the period                           --                --                --
                                                --------------    --------------    --------------

Cash at end of the period                       $         --      $         --      $         --
                                                ==============    ==============    ==============








The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2003

                           Reconciliation of Net Loss
                         To Net Cash Used in Operations
                         ------------------------------

                                                  Quarter Ended    Quarter Ended       Cumulative
                                                     3/31/03           3/31/02       from Inception
                                                 --------------    --------------    --------------

Net loss                                         $      (62,258)   $      (46,806)   $   (2,582,742)
                                                 --------------    --------------    --------------

Adjustment to reconcile net loss to
  net cash used in operations:
     Depreciation and amortization               $         --      $       19,796    $      165,295
     Common stock issued for services                    20,000              --             528,726
     Provision for uncollectable advances                  --                --             284,534
     Impairment Loss                                       --                --              70,750
     Merger acquisition costs                              --                --             507,694
     (Increase) decrease in assets                         --                --              21,190
     Decrease in prepaid assets                          37,258              --              37,258
     Increase (decrease) in accounts
        payable                                            --                --              99,993
     Increase (decrease) in accrued
        expenses                                           --              14,526           233,711
                                                 --------------    --------------    --------------
                                                         57,258              --           1,949,151
                                                 --------------    --------------    --------------

Net cash used in operating activities            $       (5,000)   $      (12,484)   $     (633,591)
                                                 ==============    ==============    ==============

                       Supplemental Disclosure of Non Cash
                       Investing and Financing Activities
                       ----------------------------------

Issuance of common stock in
    exchange for services                        $       20,000    $         --      $      528,726
Web development expenditures
    incurred as accounts payable                 $         --      $       52,961    $       65,422
Issuance of common stock for
    investment in TFC and GOG                    $         --      $         --      $       38,822
Issuance of common stock in
    repayment of advances from
    stockholder                                  $         --      $         --      $       28,260
Settlement of judgments recorded
    as additional paid in capital                $         --      $         --      $      146,709
Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting           $         --      $         --      $       16,178




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

                                        Year Ended        Year Ended        Cumulative
                                         12/31/02          12/31/01       from Inception
                                      --------------    --------------    --------------
Net loss attributed to common shareholders:

         As reported                  $     (197,941)   $     (829,878)   $   (2,520,484)
         Pro forma                    $     (197,941)   $     (916,668)   $    2,705,753)

Basic and diluted loss per share:

         As reported                  $         (.00)   $         (.05)   $         (.07)
         Pro forma                    $         (.00)   $         (.05)   $         (.08)

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

                                    Year Ended        Year Ended       Cumulative
                                     12/31/02          12/31/01      from Inception
                                  -------------    --------------    --------------
Tax expense (benefit) computed
     at statutory rate            $     (67,000)   $     (282,000)   $     (816,000)
Increase in valuation allowance          67,000           282,000           816,000
                                  -------------    --------------    --------------
                                  $        --      $         --      $         --
                                  =============    ==============    ==============

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

PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings

1.       Abstract  of  judgment  dated  October  12,  1999;   Plaintiff  Insight
Electronics.  Defendant  Data  Technologies  Corporation.  Amount  of  judgment:
$110,252.00.

2. Default Judgment February 17, 2000, Plaintiff Danka Funding Company v. Defendant Photonics, Docket No. L-8482-99, Superior Court of New Jersey Law Division, Bergen County for $40,474.00 with proposed settlement offer by Danka of $ 30,355.72 as of March 22, 2000. (lease of Kodak 85 Copier) Notice of Judgment dated November 29, 2000, Santa Clara County Superior Court - Central District, Plaintiff Danka Funding Company, LLC v. Defendant Photonics Corporation. Amount of judgment $ 41,341.89.

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

DATE:    May 9, 2003

BY:  /s/ Mark Lindberg
   -------------------
   Mark Lindberg
   President

                                   Exhibit "A"

                         Independent Accountant's Report

We have reviewed the accompanying consolidated balance sheet of Photonics Corporation and subsidiaries as of March 31, 2003 and the related statement of operations and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Turner, Stone & Company, LLP
--------------------------------
Turner, Stone & Company, LLP
Certified Public Accountants
May 9, 2003

                                  CERTIFICATION
                                  -------------

I, Mark Lindberg, certify that:

1.       I have  reviewed  this  quarterly  report on Form  10-QSB of  Photonics
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003

                                            /s/ Mark Lindberg
                                           -------------------------------------
                                           Mark Lindberg
                                           President and Chief Financial Officer

Pursuant toss.906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350) The undersigned, as the President and Chief Financial Officer of Photonics Corporation, certifies, to the best of my knowledge, that the Quarterly Report on Form 10-QSB for the period ended March 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Photonics Corporation at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of theSarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350) and shall not be relied upon for any other purpose.

                                            /s/Mark Lindberg
                                           -------------------------------------
                                           Mark Lindberg
                                           President and Chief Financial Officer