Form 10QSB
period 2003-06-30
PHOTONICS CORP
filed 2003-08-14
CIK 912844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

                 For the Three Month period ended June 30, 2003

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

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 13, 2003 was 110,400,000 shares.

                              PHOTONICS CORPORATION

                       For the quarter ended June 30, 2003

                                      INDEX
                                                                     Page Number

Introduction                                                              3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                       3

Condensed and Consolidated Balance Sheet as of
June 30, 2003 and 2002                                                    4

Condensed and Consolidated Statement of Operations
For the Six Months and Three Months ended June 30, 2003
and June 30, 2002                                                         5

Condensed and Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2003
and June 30, 2002                                                         6

Notes to Condensed and Consolidated Financial Statements                  8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Plan of Operations                                         10

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                 11
ITEM 2 Changes in Securities                                             13
ITEM 3 Defaults Upon Senior Securities                                   13
ITEM 4 Submission of Matters of a Vote of Security Holders               13
ITEM 5 Other Information                                                 13
ITEM 6 Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                14


EXHIBIT "A" - Independent Accountant's Report                            15

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

PART I FINANCIAL INFORMATION

                           ITEM 1 FINANCIAL STATEMENTS

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements are read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002

                                     Assets
                                     ------

                                                                  2003           2002
                                                              -----------    -----------
Current assets:
     Cash                                                     $      --      $      --
     Advances to former employees                                    --             --
                                                              -----------    -----------

         Total current assets                                        --             --

Property and equipment                                               --             --

Other assets:
     Capitalized web site development costs,
         less accumulated amortization of $123,207                   --          108,341
     Oil & Gas Properties                                            --           14,822
                                                              -----------    -----------

                                                              $      --      $   123,163
                                                              ===========    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
     Accounts payable, trade                                  $   234,093    $   524,588
     Accrued expenses                                               5,522        232,016
     Note payable, stockholder                                      5,000         45,000
     Loan due director                                              5,950         25,871
                                                              -----------    -----------

         Total current liabilities                                250,565        827,475
                                                              -----------    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, 1,000,000 shares issued
        and outstanding                                             1,000          1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 110,400,000 and 69,498,834,
        shares issued and outstanding, respectively               110,400         69,498
     Paid in capital in excess of par                           2,267,727      1,623,957
     Deficit accumulated during the development stage          (2,629,692)    (2,398,767)
                                                              -----------    -----------

                                                                 (250,565)      (704,312)
                                                              -----------    -----------

                                                              $      --      $   123,163
                                                              ===========    ===========





The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                              THROUGH JUNE 30, 2003


                                     Three Months    Three Months     Six Months      Six Months      Cumulative
                                        6/30/03         6/30/02         6/30/03         6/30/02     from Inception
                                     ------------    ------------    ------------    ------------    ------------

Revenues                             $       --      $       --      $       --      $       --      $       --
                                     ------------    ------------    ------------    ------------    ------------


Cost and Expenses
     Web site development costs              --              --              --              --           450,313
     Marketing and promotion                 --              --              --              --            64,400
     Compensation and benefits               --             1,105            --             1,105         345,836
     General and administrative            46,950           7,383         109,208          33,259       1,085,700
     Acquisition costs                       --              --              --              --           507,694
     Depreciation and amortization           --            19,796            --            39,592         165,295
                                     ------------    ------------    ------------    ------------    ------------
                                           46,950          28,284         109,208          73,956       2,619,238

Loss from operations                      (46,950)        (28,284)       (109,208)        (73,956)     (2,619,238)

Interest expense                             --             1,134            --             2,268          10,454
                                     ------------    ------------    ------------    ------------    ------------

Loss before income taxes                  (46,950)        (29,418)       (109,208)        (76,224)     (2,629,692)

Provisions for income tax benefits           --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

Net loss                             $    (46,950)   $    (29,418)   $   (109,208)   $    (76,224)   $ (2,629,692)
                                     ============    ============    ============    ============    ============

Loss per share
     Basic                           $     (.0004)   $     (.0003)   $     (.0009)   $     (.0008)   $     (.0238)

     Diluted                         $      (0004)   $     (.0003)   $     (.0009)   $     (.0008)   $     (.0238)








The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                              THROUGH JUNE 30, 2003


                                                Six Months Ended    Six Months Ended       Cumulative
                                                     6/30/03             6/30/02        from Inception
                                                ----------------    ----------------    ----------------
Cash flows from operating activities:
     Cash received from customers               $           --      $           --      $           --
     Cash paid to employees                                 --                  --              (122,340)
     Cash paid to suppliers                              (10,950)            (19,867)           (516,201)
     Interest paid                                          --                  --                (1,000)
     Income taxes paid                                      --                  --                  --
                                                ----------------    ----------------    ----------------

        Cash used in operating activities                (10,950)            (19,867)           (639,541)
                                                ----------------    ----------------    ----------------

Cash flows from investing activities:

     Purchase of property and equipment                     --                  --                (9,990)
     Web development expenditures                           --                  --              (166,126)
     Rental deposit advanced                                --                  --               (15,696)
     Advances to former employees                           --                  --              (284,534)
                                                ----------------    ----------------    ----------------

        Cash used in investing activities                   --                  --              (476,346)
                                                ----------------    ----------------    ----------------


Cash flows from financing activities:

     Proceeds from issuance of common stock                 --                  --             1,031,677
     Proceeds from note payable stockholder                 --                  --                45,000
     Proceeds from loan due director                      10,950              19,867              39,210
                                                ----------------    ----------------    ----------------

        Cash provided by financing activities             10,950              19,867           1,115,887
                                                ----------------    ----------------    ----------------

Net increase (decrease) in cash                             --                  --                  --

Cash at beginning of the period                             --                  --                  --
                                                ----------------    ----------------    ----------------

Cash at end of the period                       $           --      $           --      $           --
                                                ================    ================    ================




The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                              THROUGH JUNE 30, 2003

                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash Used in Operations
                         ------------------------------

                                                             Six Months Ended    Six Months Ended       Cumulative
                                                                 6/30/03             6/30/02          from Inception
                                                             ----------------    ----------------    ----------------

Net loss                                                     $       (109,208)   $        (76,224)         (2,629,692)
                                                             ----------------    ----------------    ----------------
Adjustment to reconcile net loss to
 net cash used in operations:
     Depreciation and amortization                           $           --      $         39,592             165,295
     Common stock issued for services                                  61,000               1,105             569,726
     Provision for uncollectable advances                                --                  --               284,534
     Impairment loss                                                     --                  --                70,750
     Merger acquisition costs                                            --                  --               507,694
     Decrease in assets                                                  --                  --                21,190
     Decrease in prepaid assets                                        37,258                --                37,258
     (Increase) decrease in notes payable                                --                  --                  --
     Increase (decrease) in accounts
        payable                                                          --                  --                99,993
     Increase (decrease) in accrued
        expenses                                                         --                15,660             233,711
                                                             ----------------    ----------------    ----------------
                                                                      118,258              56,357           1,990,151
                                                             ----------------    ----------------    ----------------
Net cash used in operating activities                        $        (10,950)   $        (19,867)        $  (639,541)
                                                             ================    ================    ================

                       Supplemental Disclosure of Non Cash
                       Investing and Financing Activities

Issuance of common stock in
    exchange for services                                    $         61,000    $          1,105         $   569,726
Web development expenditures
    incurred as accounts payable                             $           --      $           --           $    65,422
Issuance of common stock for
    investment in TFC and GOG                                $           --      $           --           $    38,822
Issuance of common stock in
    repayment of advances from
    stockholder                                              $           --      $           --           $    28,260
Settlement of judgments recorded
    as additional paid in capital                            $           --      $           --           $   146,709
Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting                       $           --      $           --           $    16,178


The accompanying notes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PHOTONICS CORPORATION

DATE:    August 13, 2003

BY:  /s/ Mark Lindberg
   -------------------
         Mark Lindberg
         President