Form 10QSB
period 2003-09-30
PHOTONICS CORP
filed 2003-11-14
CIK 912844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
               For the Three Month period ended September 30, 2003

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

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 11, 2003 was 110,400,000 shares.

                              PHOTONICS CORPORATION

                    For the quarter ended September 30, 2003

                                      INDEX
                                                                     Page Number

Introduction                                                              3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                       3

Condensed and Consolidated Balance Sheet as of
September 30, 2003 and 2002                                               4

Condensed and Consolidated Statement of Operations
For the Nine Months and Three Months ended September 30, 2003
and September 30, 2002                                                    5

Condensed and Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2003
and September 30, 2002                                                    6

Notes to Condensed and Consolidated Financial Statements                  8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Plan of Operations                                         10

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                 11
ITEM 2 Changes in Securities                                             13
ITEM 3 Defaults Upon Senior Securities                                   13
ITEM 4 Submission of Matters of a Vote of Security Holders               13
ITEM 5 Other Information                                                 13
ITEM 6 Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                14

EXHIBIT "A" - Independent Accountant's Report                            15

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements are read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10KSB for the year ended December 31, 2002. The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.




                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                     Assets
                                     ------
                                                                  2003           2002
                                                              -----------    -----------
Current assets:
     Cash                                                     $      --      $      --
     Advances to former employees                                    --             --
                                                              -----------    -----------

         Total current assets                                        --             --

Property and equipment                                               --             --

Other assets:
     Capitalized web site development costs,
         less accumulated amortization of $0 and $143,003            --           88,545
     Oil & Gas Properties                                          14,822
     Private Company Interests                                       --           24,000
                                                              -----------    -----------

                                                              $      --      $   127,367
                                                              ===========    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
     Accounts payable, trade                                  $   236,346    $   520,818
     Accrued expenses                                               5,522        232,016
     Note payable, stockholder                                      5,000         45,000
     Loan due director                                              5,950         27,071
                                                              -----------    -----------

         Total current liabilities                                252,818        824,905
                                                              -----------    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, 1,000,000 shares issued
        and outstanding                                             1,000          1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 110,400,000 and 74,248,634,
        shares issued and outstanding, respectively               110,400         74,248
     Paid in capital in excess of par                           2,267,727      1,646,977
     Deficit accumulated during the development stage          (2,631,945)    (2,419,763)
                                                              -----------    -----------

                                                                 (252,818)      (697,538)
                                                              -----------    -----------

                                                              $      --      $   127,367
                                                              ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2003



                                      Three Months      Three Months       Nine Months       Nine Months       Cumulative
                                         9/30/03           9/30/02           9/30/03           9/30/02       from Inception
                                     --------------    --------------    --------------    --------------    --------------

Revenues                             $         --      $         --      $         --      $         --      $         --
                                     --------------    --------------    --------------    --------------    --------------

Cost and Expenses
     Web site development costs                --                --                --                --             450,313
     Marketing and promotion                   --                --                --              55,796            64,400
     Compensation and benefits                 --                --                --               1,105           345,836
     General and administrative               2,253             1,200            49,203            34,459         1,087,953
     Acquisition costs                         --                --                --                --             507,694
     Depreciation and amortization             --              19,796              --              59,388           165,295
                                     --------------    --------------    --------------    --------------    --------------
                                              2,253            20,996            49,203           150,748         2,621,491

Loss from operations                         (2,253)          (20,996)          (49,203)         (150,748)       (2,621,491)

Interest expense                               --                --                --               2,268            10,454
                                     --------------    --------------    --------------    --------------    --------------

Loss before income taxes                     (2,253)          (20,996)          (49,203)         (153,016)       (2,631,945)

Provisions for income tax benefits             --                --                --                --                --
                                     --------------    --------------    --------------    --------------    --------------

Net loss                             $       (2,253)   $      (20,996)   $      (49,203)   $     (153,019)   $   (2,631,945)
                                     ==============    ==============    ==============    ==============    ==============

Loss per share
     Basic                           $     (.000002)   $       (.0002)   $       (.0004)   $       (.0002)   $       (.0238)

     Diluted                         $     (.000002)   $       (.0002)   $       (.0004)   $       (.0002)   $       (.0238)














The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2003


                                                Nine Months Ended    Nine Months Ended       Cumulative
                                                     9/30/03              9/30/02          from Inception
                                                -----------------    -----------------    -----------------
Cash flows from operating activities:

     Cash received from customers               $            --      $            --      $            --
     Cash paid to employees                                  --                   --               (122,340)
     Cash paid to suppliers                               (10,950)             (21,067)            (516,201)
     Interest paid                                           --                   --                 (1,000)
     Income taxes paid                                       --                   --                   --
                                                -----------------    -----------------    -----------------

        Cash used in operating activities                 (10,950)             (21,067)            (639,541)
                                                -----------------    -----------------    -----------------

Cash flows from investing activities:

     Purchase of property and equipment                      --                   --                 (9,990)
     Web development expenditures                            --                   --               (166,126)
     Rental deposit advanced                                 --                   --                (15,696)
     Advances to former employees                            --                   --               (284,534)
                                                -----------------    -----------------    -----------------

        Cash used in investing activities                    --                   --               (476,346)
                                                -----------------    -----------------    -----------------


Cash flows from financing activities:

     Proceeds from issuance of common stock -                --              1,031,677
     Proceeds from note payable stockholder -                --                 45,000
     Proceeds from loan due director                       10,950               21,067               39,210
                                                -----------------    -----------------    -----------------

        Cash provided by financing activities              10,950               21,067            1,115,887
                                                -----------------    -----------------    -----------------

Net increase (decrease) in cash                              --                   --                   --

Cash at beginning of the period                              --                   --                   --
                                                -----------------    -----------------    -----------------

Cash at end of the period                       $            --      $            --      $            --
                                                =================    =================    =================




The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2003

                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash Used in Operations
                         ------------------------------

                                              Nine Months Ended    Nine Months Ended        Cumulative
                                                   9/30/03              9/30/02          from Inception
                                              -----------------    -----------------    -----------------

Net loss                                      $        (111,461)   $         (97,220)          (2,631,945)
                                              -----------------    -----------------    -----------------

Adjustment to reconcile net loss to
   net cash used in operations:
     Depreciation and amortization            $            --      $          59,397    $         165,295
     Common stock issued for services                    61,000                1,105              569,726
     Provision for uncollectable advances                  --                   --                284,534
     Impairment loss                                       --                   --                 70,750
     Merger acquisition costs                              --                   --                507,694
     Decrease in assets                                    --                   --                 21,190
     Decrease in prepaid assets                          37,258                 --                 37,258
     (Increase) decrease in notes payable                  --                   --                   --
     Increase (decrease) in accounts
        payable                                           2,253                 --                102,246
     Increase (decrease) in accrued
        expenses                                           --                 15,660              233,711
                                              -----------------    -----------------    -----------------
                                                        100,511               76,153            1,992,404
                                              -----------------    -----------------    -----------------
Net cash used in operating activities         $         (10,950)   $         (21,067)   $        (639,541)
                                              =================    =================    =================

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

After its transfer of REP common stock shares to BBX (Note 4), the Board voted to spin-off its remaining 1,005,207 common stock share holdings to stockholders as a dividend thereby fully divesting itself of this subsidiary.


Basis of presentation and going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of September 30, 2003 has a net working capital deficit of approximately $639,541. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BBX is owned directly by a stockholder, officer, and director of the Company, Mark Lindberg.

5.       INVESTMENTS IN COMMON STOCK

         Treasure Financial Corp. (TFC)
         ------------------------------

On January 11, 2002, the Company acquired 1,850,000 common stock shares of TFC, representing approximately 15% of its outstanding common stock, through the issuance of 4,000,000 common stock shares with a fair value of $24,000. The Company accounted for its investment in TFC using the cost method. On December 31, 2002, 338,225 TFC shares were transferred to BBX (Note 4) for future consulting services and the remaining 1,511,775 shares were voted by the Board to be spun-off to stockholders as a dividend. On June 30, 2003, the Securities and Exchange Commission ("SEC") sent the Company a notice that if an Amended SB2 was not filed within 30 days of the notice, the SEC would terminate the SB2 Registration Statement for Treasure Financial Corp. As of November 1, 2003, the Company has not received notice from the SEC of the termination, but no further filings have been made. The Company had great difficulties in coordinating its efforts with the auditors of Treasure Financial Corp. Certain issues arose that were unable to be resolved in the method of which Treasure reported its financial results (depreciation issues). Due to the downturn in the market, management of Treasure Financial Corp believed it was best to wait to "go public" until the market and financial indicators turn around.

         Genesis Oil & Gas, Inc. (GOG)
         -----------------------------

On April 28, 2002 and as Amended on December 31, 2002, the Company agreed to purchase 2,247,669 common stock shares of GOG, representing the majority of outstanding common stock, through the issuance of 3,705,508 common stock shares with a fair value of $14,822. Because control of GOG was expected to be temporary, the Company accounted for its investment in GOG using the cost method. On December 31, 2002, 1,798,136 GOG shares were transferred to BBX (Note
4) for future consulting services and the remaining 449,533 shares were voted to be spun-off to stockholders as a dividend. The Company and BBXsupport have been searching for a merger candidate or acquisition candidate for GOG.

            Spin Off of Repipeline.com
            --------------------------

The Company has filed an SB-2 registration statement with the SEC to effect the spin off of REpipeline.com. It was intended, once the SB-2 is declared effective by the SEC, the Company will distribute a pro-rata share distribution of REpipeline.com common stock now held by the Company to the shareholders of the Company. As of December 31, 2002, the board of directors has approved the distribution of 20% of the shares of REpipeline.com, Inc. to be distributed to the shareholders of Photonics. The remaining 80% has been granted to BBXsupport, Inc., an affiliated entity of the President of the Registrant, to supply the needed capital to finalize the spin off process. As of November 1, 2003, the Company and BBXsupport have agreed not to re-file the SB2 with the SEC. The prior SB2 filing made by the Company in June 2002 did not receive comments back from the SEC. Since REpipeline does not have operations, employees or assets, the Company and BBXsupport have agreed to cease filing an amended SB2 until REpipeline has employees, operations and or assets.

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

On February 28, 2003, Bowne of Dallas, LP, a printing company, sued Repipeline, Inc. and its successor in interest, Photonics Corporation, in the County Court of Dallas, Law No. 5, for unpaid printing costs associated with the merger between Repipeline and the Company in November 2000. The suit is for $28,641, but in the suit Bowne admits to being damaged in the amount of $18,063. The company will not defend itself against this suit and Bowne's legal counsel has asked for and been granted a summary judgement against the company. This amount has previously been recorded in the accompanying consolidated financials statements as an account payable.

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

On October 18, 2001, Mr. Fonteno filed another lawsuit against Repipeline.com, Photonics, and former officers and directors of the Company claiming various charges and claims of wrongdoing. Management believes this is a frivolous lawsuit without merit and will be defended vigorously. As of November 1, 2003, Mr. Fonteno continues to pursue his claim through the legal process. The case has been continued multiple times. The attorney representing Mr. Bailey believes the case will be settled soon in favor of Mr. Bailey and the Company. There can be no assurance that this event will occur. If a judgement is ruled in favor of Mr. Fonteno, there is potential for negative financial effects towards the Company.

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

                                               Year Ended     Year Ended      Cumulative
                                                12/31/02       12/31/01     from Inception
                                                --------       --------     --------------
et loss attributed to common shareholders:

         As reported                          $  (197,941)   $  (829,878)   $  (2,520,484)
         Pro forma                            $  (197,941)   $  (916,668)   $  (2,705,753)

Basic and diluted loss per share:

         As reported                          $      (.00)   $      (.05)   $        (.07)
         Pro forma                            $      (.00)   $      (.05)   $        (.08)

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

PHOTONICS CORPORATION

DATE:    November 14, 2003

BY:  /s/ Mark Lindberg
   -----------------------
         Mark Lindberg
         President

                                   Exhibit "A"

                         Independent Accountant's Report

We have reviewed the accompanying consolidated balance sheet of Photonics Corporation and subsidiaries as of September 30, 2003 and the related statement of operations and cash flows for the six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP
Certified Public Accountants
November 14, 2003