Form 10KSB
period 2003-12-31
PHOTONICS CORP
filed 2004-03-30
CIK 912844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                   For the Fiscal Year ended December 31, 2003

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

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as reported on the OTC Electronic Bulletin Board as of December 31, 2003 was $730,800. The market value is based upon the average bid price of the Common Stock of $ 0.007 per share on December 31, 2003. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 30, 2004 was 114,400,000 shares.

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

ITEM 3 LEGAL PROCEEDINGS - PHOTONICS CORPORATION                          Page 4

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                Page 5


                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS                                                Page 5

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS                               Page 6

ITEM 7 FINANCIAL STATEMENTS                                              Page 10

            Independent Auditors Consent                                Page  12
            Balance Sheet                                               Page  13
            Statement of Operations                                     Page  14
            Stockholders Deficit                                        Page  15
            Statement of Cash Flows                                     Page  18
            Statement of Cash Flows - Net Loss Reconciliation           Page  19
            Notes to Financial Statements                               Page  20

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE                            Page 28


                                    PART III


Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 Page 30

ITEM 10 EXECUTIVE COMPENSATION                                           Page 31

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   Page 31

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   Page 31

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                 Page 32

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

In the fourth quarter of 2001, the Company purchased all the outstanding shares of The Sarasota Group, Inc., a Florida Corporation, and made it a wholly owned subsidiary. The company's then current board resigned while simultaneously electing new officers and directors for the Company. The new management is actively seeking additional developed, revenue producing entities that might be a good merger candidate for the Company.

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

The Company currently shares approximately 2,985 square feet of office space at 5710 LBJ Freeway, Suite 215, Dallas, Texas 75240. We receive this office space "rent free" provided by one of the stockholders of the Company.

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

         4. Default Judgment, Dallas County, Texas, Clerk of the County Courts Law No. 5, Bowne of Dallas, LP v. Photonics Corporation, et al, cause number cc-02-14411-e, for $28,641, in July 2003.

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

The immediate past president of the Registrant, G. Thomas Bailey, has made reference that his "employment contract" obligates the Registrant to pay for his legal expenses he has incurred in his personal defense from Mr. Fonteno (see below). This potential liability could be in excess of $30,000.

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

Management is not able to quantify such risk or exposure to additional legal actions in relation to the financial statements represented herein.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

The Company's Common Stock trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol: PHOX

HISTORICAL MARKET PRICE DATA FOR THE COMMON STOCK OF PHOTONICS CORPORATION

The following table sets forth the range of high and low closing sales prices for Photonics Common Stock for the periods indicated:

                                                    High           Low

        Fiscal Year Ending December 31, 2002
                   First Quarter                   $0.007         $0.003
                   Second Quarter                  $0.012         $0.003
                   Third Quarter                   $0.007         $0.001
                   Fourth Quarter                  $0.005         $0.001
        Fiscal Year Ending December 31, 2003
                   First Quarter                   $0.003         $0.001
                   Second Quarter                  $0.015         $0.003
                   Third Quarter                   $0.021         $0.007
                   Fourth Quarter                  $0.030         $0.007

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2003, there were approximately 2,500 holders of record of our common stock and we had approximately 114,400,000 common shares issued and outstanding. The company issued 4,000,000 shares to a consultant for previous services rendered and an attorney for compensation of legal fees in February 2004.

DIVIDENDS

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

PREFERRED SHARES

As of December 31, 2002, the Company had 1,000,000 shares of preferred stock outstanding, when exercised are convertible into 70% of the outstanding common stock when added together with the previously issued 14,000,000 shares of common stock in the Agreement and Plan of Reorganization with The Sarasota Group shareholders on October 18, 2001. The preferred shares were cancelled on May 8, 2003 and as of December 31, 2003, there are no preferred shares issued or outstanding.

OPTIONS

As of December 31, 2003, there are 8,679,039 common shares reserved for the exercise of options of the former management team at an exercise price of $0.01 per option. The former management team is G. Thomas Bailey (7,354,039), Joseph "Chip" Langston (700,000), and Michael Craven (625,000). All other options and option agreements have been cancelled.

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

In 2003, the company had a net loss of $87,557 and increased its payable to a shareholder by $24,999. There is not guarantee that the shareholder's will continue to advance the necessary capital to sustain the company's listing on the OTCBB. If the listing on the OTCBB is not maintained, it could severely affect the liquidity of the common stock, thus a further detriment to shareholder value.

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

Spin Off of Repipeline.com

The Company has filed an SB-2 registration statement with the SEC to effect the spin off of REpipeline.com. As of December 31, 2002, the board of directors has approved the distribution of 20% of the shares of REpipeline.com, Inc. to be distributed to the shareholders of Photonics. The remaining 80% has been granted to BBXsupport, Inc., an affiliated entity of the President of the Registrant, to supply the needed capital to finalize the spin off process. Unfortunately, with the current overriding debt in REpipeline.com, Inc., the changing global economy, the lack of capital, and without any viable merger candidates expressing an interest in REP, it appears the spin off of REpipeline.com, Inc. is unlikely to ever occur.

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

Acquisition of Equity Interest in Treasure Financial Corp.

On January 11, 2002, the Company announced it had acquired an equity interest in Treasure Financial Corp, a Dallas based broker/dealer. The Company has spun off the entity as a distribution to the shareholders of Photonics Corporation, with a record date of February 1, 2002. Approximately 338,000 shares of stock currently held by Photonics in Treasure has been granted to BBXsupport, Inc., an affiliated entity of the President of the Registrant, in an effort to supply the needed capital to finalize the spin off process, but the Registrant is currently unable to raise the capital necessary. The management of Treasure Financial has told the Company's management that it does not desire to become a public company, due to reasons specific to Treasure Financial. In mid 2003, the Securities and Exchange Commission notified the Company that it had been over 6 months since the filing of the SB2 occurred and it (the SEC) would terminated the registration if Treasure Financial respond to the comments previously sent to Treasure. As of the filing date, neither Treasure, nor the SEC, has voluntarily terminated the SB2 registration filing. Management believes the SB2 for Treasure will not occur and the spin off will be terminated.

Acquisition of Equity Interest in 3R Environmental PTE LTD

On February 1, 2002, the Company announced it has entered into a letter of intent to acquire a 25% interest in 3R Environmental PTE LTD, world wide environmental firm located in Singapore. This acquisition was cancelled in the third quarter of this year.

Acquisition of Genesis Oil & Gas, Inc.

On February 27, 2002, the Company announced it had acquired Genesis Oil & Gas, Inc., a California corporation owning gas leases in Kansas. Genesis Oil & Gas, Inc. was spun off to its shareholders (20%) and the remaining percentage owned, (80%), was granted to BBXsupport, Inc., an affiliated entity of the President of the Registrant, to supply needed capital for the completion of the spin off. Genesis is currently, but not actively, seeking capital to further its business purpose. It is believed the spin off and any future value of Genesis is at a minimum, if any.

Growth in the Future

New management is in the process of seeking additional merger candidates. The new management believes there is a good opportunity to find well developed, revenue producing acquisitions that will lead to shareholder growth.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUES

The company did not produce any revenue in period ending December 31, 2003.

COSTS AND EXPENSES

The company incurred losses from operations for the twelve months ended December 31, 2002 of $87,557 as compared to losses of $197,941 for the same period last year. The reduction in costs is associated with the "scaling down" of day to day operations of the Company.

For the twelve months ended December 31, 2003, the Company incurred General and Administrative costs of $87,557 and Depreciation and Amortization costs of $0 as compared to $103,885 and $77,183, respectively for the same period last year.

CAPITAL EXPENDITURES

We do not have any large capital expenditures planned for 2004.

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

The accompanying consolidated financial statements include the general accounts have the Company and its subsidiary, The Sarasota Group, Inc., a Florida Corporation. All inter-company transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

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

ITEM 7 FINANCIAL STATEMENTS





                              Photonics Corporation

                                and Subsidiaries

                          (A Development Stage Company)

                              Financial Statements

                                       and

                          Independent Auditors' Report

                     Years Ended December 31, 2003 and 2002

                                       and

                   For the Period August 19, 1999 (Inception)

                            Through December 31, 2003

                                 C O N T E N T S



INDEPENDENT AUDITORS' REPORT..........................................F-1

CONSOLIDATED BALANCE SHEETS...........................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS.................................F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT......................F-4 - F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS.................................F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................F-9 - F-18

                          Independent Auditors' Report


Board of Directors
Photonics Corporation
    and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Photonics Corporation and subsidiaries (a development stage company), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002 and for the period August 19, 1999 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonics Corporation and subsidiaries, as of December 31, 2003 and 2002, and the results of their operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As also discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Turner, Stone & Company, L.L.P.
Certified Public Accountants
March 30, 2004


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                     Assets
                                     ------
                                                                  2003           2002
                                                              -----------    -----------
Current assets:
     Cash                                                     $      --      $      --
     Prepaid consulting services                                     --           37,258
                                                              -----------    -----------

        Total current assets                                  $      --      $    37,258
                                                              ===========    ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                  $   234,093    $   234,093
     Accrued expenses                                               5,522          5,522
     Advances from a stockholder                                   24,299           --
                                                              -----------    -----------

         Total current liabilities                                263,914        239,615
                                                              -----------    -----------

Commitments and contingencies                                        --             --

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized,  None and 1,000,000 shares
        issued and outstanding                                       --            1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 110,400,000 and 89,400,000
        shares outstanding, respectively                          110,400         89,400
     Paid in capital in excess of par                           2,232,727      2,227,727
     Deficit accumulated during the development stage          (2,608,041)    (2,520,484)
     Treasury stock 0 and 0
        common stock shares, at no cost                              --             --
                                                              -----------    -----------

                                                                 (264,914)      (202,357)
                                                              -----------    -----------

                                                              $      --      $    37,258
                                                              ===========    ===========










The accompanying notes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2003





                                                                   Cumulative
                                      Year Ended     Year Ended       from
                                       12/31/03       12/31/02      Inception
                                     -----------    -----------    -----------


Revenues                             $      --      $      --      $      --
                                     -----------    -----------    -----------

Cost and Expenses
     Web site development costs             --             --          450,313
     Marketing and promotion                --             --           64,400
     Compensation and benefits              --           12,823        345,836
     General and administrative           87,557        103,885      1,064,049
     Acquisition costs                      --             --          507,694
     Depreciation and amortization          --           77,183        165,295
                                     -----------    -----------    -----------
                                          87,557        193,891      2,597,587

Loss from operations                     (87,557)      (193,891)    (2,597,587)

Interest expense                            --            4,050         10,454
                                     -----------    -----------    -----------

Loss before income taxes                 (87,557)      (197,941)    (2,508,041)

Provisions for income tax benefits          --             --             --
                                     -----------    -----------    -----------

Net loss                             $   (87,557)   $  (197,941)   $(2,608,041)
                                     ===========    ===========    ===========

Loss per share
     Basic                           $    (.0008)   $    (.0022)   $    (.0236)
     Diluted                         $    (.0008)   $    (.0022)   $    (.0236)















The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2003


                                                    PHOTONICS CORPORATION                          REPIPELINE.COM, INC.
                                 ------------------------------------------------------------  ----------------------------
                                      PREFERRED STOCK                  COMMON STOCK                  COMMON STOCK
                                 ----------------------------    ---------------------------   ----------------------------
                                    SHARES              $           SHARES           $            SHARES            $
                                 ------------    ------------    ------------   ------------   ------------    ------------
Balance at 12/31/98, as
   originally reported              2,328,136    $  2,328,136       4,396,271   $      4,396           --      $ 44,091,604

Conversion of various
   liabilities to common stock           --              --         3,816,589          3,817           --         3,371,937

Conversion of preferred stock
   and accrued dividends to
   common stock                    (2,328,136)     (2,328,136)      2,818,454          2,818           --         2,325,318

Adjustment to give effect to
   reverse merger and
   retroactive restatement of
   equity accounts                       --              --        62,294,560         62,295     (4,102,214)           (410)
                                 ------------    ------------    ------------   ------------   ------------    ------------
Balance at 8/19/99, as
   adjusted for reverse
merger                                   --              --        73,325,874         73,326     (4,102,214)           (410)

Common stock issued for
   organizational services               --              --              --             --        3,930,267             393

Common stock issued
   for cash                              --              --              --             --          171,947              17

Net loss                                 --              --              --             --             --              --
                                 ------------    ------------    ------------   ------------   ------------    ------------
Balance at 12/31/99                      --              --        73,325,874         73,326           --                (0)


                                  ADDITIONAL
                                   PAID IN        ACCUMULATED
                                   CAPITAL          DEFICIT        TOTAL
                                 ------------    ------------    ------------
Balance at 12/31/98, as
   originally reported           $(49,715,136)   $ (3,291,000)

Conversion of various
   liabilities to common stoc            --         3,375,754

Conversion of preferred stock
   and accrued dividends to
   common stock                          --              --

Adjustment to give effect to
   reverse merger and
   retroactive restatement of
   equity accounts                (49,861,774)     49,715,136         (84,754)
                                 ------------    ------------    ------------
Balance at 8/19/99, as
   adjusted for reverse
merger                                (72,915)           --              --

Common stock issued for
   organizational services               --              --               393

Common stock issued
   for cash                           187,251            --           187,269

Net loss                                 --          (119,155)       (119,155)
                                 ------------    ------------    ------------
Balance at 12/31/99                   114,336        (119,155)         68,507



The accompanying footnotes are an integral part of the consolidated financial statements.



                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2003

                                                    PHOTONICS CORPORATION                          REPIPELINE.COM, INC.
                                 ------------------------------------------------------------  ----------------------------
                                      PREFERRED STOCK                  COMMON STOCK                  COMMON STOCK
                                 ----------------------------    ---------------------------   ----------------------------
                                    SHARES              $           SHARES           $            SHARES            $
                                  ------------    ------------    ------------   ------------   ------------    ------------
Common stock issued for
   cash                                 --             --             --             --          807,581              81

Common stock issued for
   services                             --             --             --             --        1,335,508             134

Acquisition of REP                      --             --          214,764            214     (2,143,089)           (214)

Net loss                                --             --             --             --             --              --
                                ------------   ------------   ------------   ------------   ------------    ------------
Balance at 12/31/00                     --     $       --     $ 73,540,638   $     73,540           --      $       --


Common stock issued for
   cash                                 --             --        1,471,933          1,472           --              --

Common stock issued for
   services                             --             --       11,424,644         11,424           --              --

Common and preferred stock
   issued for SGI acquisition      1,000,000          1,000     14,200,000         14,200           --              --

Common stock issued for
   services to new officers
   and directors                        --             --        9,482,658          9,483           --              --

Common stock issued to
   Company as treasury stock            --             --        8,023,803          8,024           --              --

Net loss                                --             --             --             --             --              --
                                ------------   ------------   ------------   ------------   ------------    ------------
Balance at 12/31/01                1,000,000          1,000    118,143,676        118,143           --              --

                                  ADDITIONAL
                                   PAID IN        ACCUMULATED
                                   CAPITAL          DEFICIT         TOTAL
                                 ------------    ------------    ------------
Common stock issued for
   cash                               759,177            --           759,258

Common stock issued for
   services                           107,990            --           108,123

Acquisition of REP                       --              --              --

Net loss                           (1,373,510)     (1,373,510)
                                 ------------    ------------    ------------
Balance at 12/31/00              $    981,503    $ (1,492,665)   $   (437,622)

Common stock issued for
   cash                                83,678            --            85,150

Common stock issued for
   services                           317,532            --           328,956

Common and preferred stock
   issued for SGI acquisition         127,800            --           143,000

Common stock issued for
   services to new officers
   and directors                       56,896            --            66,379

Common stock issued to
   Company as treasury stock           (8,024)           --              --

Net loss                                 --          (829,878)       (829,878)
                                 ------------    ------------    ------------

Balance at 12/31/01                 1,559,385      (2,322,543)       (644,015)

The accompanying footnotes are an integral part of the consolidated financial statements.
                                       F-5


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2003



                                                        PHOTONICS CORPORATION                            REPIPELINE.COM, INC.
                                     -------------------------------------------------------------  -----------------------------
                                          PREFERRED STOCK                  COMMON STOCK                    COMMON STOCK
                                     ----------------------------    ----------------------------   -----------------------------
                                        SHARES              $           SHARES            $             SHARES           $
                                     ------------    ------------    ------------    ------------   -------------   ------------
Common stock issued for 15%
   of TFC common stock                       --              --         4,000,000           4,000            --            --

Settlement of judgments
   payable in exchange for
   REP common stock                          --              --              --              --              --            --


Common stock issued for all
   of GOG common stock                       --              --         3,705,508    $      3,706            --            --

Cancelation of treasury stock                --              --       (52,576,550)        (52,576)           --            --

Common stock issued for
   services                                  --              --           976,200             976            --            --

Voluntary forgiveness of accrued
   officers salaries                         --              --              --              --              --            --

Common stock issued in
   as repayment of advances
   payable to director                       --              --        10,751,166          10,751            --            --

Common stock issued along
   with shares of TFC and GOG
   for prepaid consulting services           --              --         4,400,000           4,400            --            --

Issuance of REP common
   stock/liabilities transferred
   for prepaid consulting services           --              --              --              --              --            --

Spin off of remaining TFC,
   GOG and REP shares as
   a stock dividend                          --              --              --              --              --            --

Net loss                                     --              --              --              --              --            --
                                     ------------    ------------    ------------    ------------    ------------  ------------
Balance at 12/31/02                     1,000,000    $      1,000      89,400,000    $     89,400    $       --    $       --

Common Stock Issued                          --              --        21,000,000          21,000            --            --

Cancellation of Preferred              (1,000,000)         (1,000)           --              --              --            --

Net Loss                                     --              --              --              --              --            --
                                     ------------    ------------    ------------    ------------    ------------  ------------
Balance at 12/31/03                          --              --       110,400,000         110,400    $       --    $       --
                                     ============    ============    ============    ============    ============  ============

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2003


                                      ADDITIONAL
                                       PAID IN        ACCUMULATED
                                       CAPITAL          DEFICIT         TOTAL
                                     ------------    ------------    ------------
Common stock issued for 15%
   of TFC common stock                     20,000            --            24,000

Settlement of judgments
   payable in exchange for
   REP common stock                       146,709            --           146,709

                                                                     ------------
Common stock issued for all
   of GOG common stock               $     11,116            --      $     14,822

Cancelation of treasury stock              52,576            --              --

Common stock issued for
   services                                 3,899            --             4,875

Voluntary forgiveness of accrued
   officers salaries                      139,093            --           139,093

Common stock issued in
   as repayment of advances
   payable to director                     17,509            --            28,260

Common stock issued along
   with shares of TFC and GOG
   for prepaid consulting services         11,440            --            15,840

Issuance of REP common
   stock/liabilities transferred
   for prepaid consulting services        289,649            --           289,649

Spin off of remaining TFC,
   GOG and REP shares as
   a stock dividend                       (23,649)           --           (23,649)

Net loss                                     --          (197,941)       (197,941)
                                     ------------    ------------    ------------
Balance at 12/31/02                  $  2,227,727    $ (2,520,484)   $   (202,357)

Common Stock Issued                         5,000            --            26,000

Cancellation of Preferred                    --              --            (1,000)

Net Loss                                     --           (87,557)        (87,557)
                                     ------------    ------------    ------------
Balance at 12/31/03                     2,232,727      (2,608,041)       (264,914)
                                     ============    ============    ============

The accompanying footnotes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2003



                                                                               Cumulative
                                                 Year Ended      Year Ended      from
                                                  12/31/03       12/31/02      Inception
                                                -----------    -----------    -----------
Cash flows from operating activities:
     Cash received from customers               $      --      $      --      $      --
     Cash paid to employees                            --             --         (122,340)
     Cash paid to suppliers                         (24,299)       (28,260)      (529,550)
     Interest paid                                     --             --           (1,000)
     Income taxes paid                                 --             --             --
                                                -----------    -----------    -----------

        Cash used in operating activities           (24,299)       (28,260)      (652,890)
                                                -----------    -----------    -----------

Cash flows from investing activities;
     Purchase of property and equipment                --             --           (9,990)
     Web development expenditures                      --             --         (166,126)
     Rental deposit advanced                           --             --          (15,696)
     Advances to former employees                      --             --         (284,534)
                                                -----------    -----------    -----------

        Cash used in investing activities              --             --         (476,346)
                                                -----------    -----------    -----------


Cash flows from financing activities:
     Proceeds from issuance of common stock -          --        1,031,677
     Proceeds from note payable, stockholder           --             --           45,000
     Advances from a stockholder                     24,299         28,260         52,559
                                                -----------    -----------    -----------

        Cash provided by financing activities        24,299         28,260      1,129,236
                                                -----------    -----------    -----------

Net increase (decrease) in cash                        --             --             --

Cash at beginning of the period                        --             --             --
                                                -----------    -----------    -----------

Cash at end of the period                       $      --      $      --      $      --
                                                ===========    ===========    ===========







The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2003

                           Reconciliation of Net Loss
                         To Net Cash Used in Operations

                                                                              Cumulative
                                                Year Ended     Year Ended       from
                                                 12/31/03       12/31/02      Inception
                                               -----------    -----------    -----------

Net loss                                       $   (87,557)   $  (197,941)   $(2,608,041)
                                               -----------    -----------    -----------
Adjustment to reconcile net loss to
   net cash used in operations:

     Depreciation and amortization             $      --      $    77,183    $   165,295
     Common stock issued for services               63,258          4,875        571,984
     Provision for uncollectable advances             --             --          284,534
     Impairment loss                                  --           70,750         70,750
     Merger acquisition costs                         --             --          507,694
     (Increase) decrease in assets                    --             --           21,190
     Increase (decrease) in accounts
        payable                                       --             --           99,993
     Increase (decrease) in accrued
        expenses                                      --           16,873        233,711
                                               -----------    -----------    -----------
                                                    63,258        169,681      1,955,151
                                               -----------    -----------    -----------

Net cash used in operating activities          $   (24,299)   $   (28,260)   $  (652,890)
                                               ===========    ===========    ===========

                       Supplemental Disclosure of Non Cash
                       Investing and Financing Activities

Issuance of common stock in
    exchange for services                      $    63,258    $     4,875    $   571,984

Web development expenditures
    incurred as accounts payable               $      --      $      --      $    65,422

Issuance of common stock for
    investment in TFC and GOG                  $      --      $    38,822    $    38,822
Issuance of common stock in
    repayment of advances from
    stockholder                                $      --      $    28,260    $    28,260

Settlement of judgments recorded
    as additional paid in capital              $      --      $   149,709    $   149,709

Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting         $      --      $    16,178    $    16,178



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

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries REpipeline.com, Inc. (REP), a Delaware corporation, REP Acquisition and Finance, Inc., a nominee corporation and The Sarasota Group, Inc., a Florida corporation. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material intervening transactions.

After its transfer of REP common stock shares to BBX (Note 4), the Company spun-off its remaining 1,005,207 common stock share holdings to stockholders as a dividend thereby fully divesting itself of this subsidiary. Currently, there is not value in REP shares.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation and going concern uncertainty
---------------------------------------------------

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of December 31, 2003 has a net working capital deficit of approximately $264,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash flows
----------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. None of the Company's cash is restricted.

Revenue recognition
-------------------

The primary source of revenue was to be Subscription Income, at a $22.95 per month charge to the users. This subscription was to allow the user unlimited access to the website for a variety of uses. Secondary revenue was to be derived from commissions on services sold to the website subscriber which were to be provided by outside sources. These services consisted of sign, card, brochure preparation and distribution; however, because of inadequate equity capital and/or debt financing, the Company did not generate any revenues and, by the end of 2002, the Company's website development costs had been permanently impaired.

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

Loss per share
--------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the years ended December 31, 2003 and 2002 and the period August 19, 1999 (inception) through December 31, 2002, basic loss per share amounts are computed using 110,400,000, and 89,400,000, respectively, weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed conversion of preferred stock (Note 3) or the exercise of outstanding stock options (Notes 6 and 8) because the effect would be antidilutive.

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 18, 2001, in connection with the Company's merger with SGI (Note 1), the Company issued 1,000,000 convertible preferred stock shares. The shares are convertible into common stock in an amount such that, when added to the common stock shares already issued to SGI, SGI will own 70% of the outstanding common stock shares of the Company. No other rights or privileges exist with respect to these shares. On May 8, 2003, the board of directors cancelled the preferred shares. Currently, there are no preferred shares outstanding.

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Officers
--------

On March 31, 2002, the Company caused its REP subsidiary to issue 304,817 of its common stock shares to former officers to settle several judgments payable totaling $146,709. In addition, on July 31, 2002, former officers voluntarily agreed to a reduction in the amount of accrued salaries payable to them totaling $139,093. These transactions have been recorded as additions to the paid in capital of the Company.

BBXsupport, Inc. (BBX)
----------------------

On December 31, 2002, the Company issued 4,400,000 of its common stock shares with a fair value of $15,480, along with 338,225 of its common stock share holdings in TFC, 1,798,136 of its common stock share holdings in GOG and 5,240,096 of its common stock share holdings in its REP subsidiary with recorded cost values of $4,320, $11,858 and $5,240, respectively, to BBX in exchange for future consulting services to be provided by BBX. The recorded value of the prepaid consulting services total $37,258 and were reflected in the accompanying consolidated financial statements as a current asset because the Company expected to expend these services during 2003. BBX is controlled directly and indirectly by the president, Mark Lindberg, of the Company.

5.       INVESTMENTS IN COMMON STOCK

     Treasure Financial Corp. (TFC)
     ------------------------------

On January 11, 2002, the Company acquired 1,850,000 common stock shares of TFC, representing approximately 15% of its outstanding common stock, through the issuance of 4,000,000 common stock shares with a fair value of $24,000. The Company accounted for its investment in TFC using the cost method. On December 31, 2002, 338,225 TFC shares were transferred to BBX (Note 4) for future consulting services and the remaining 1,511,775 shares were spun-off to stockholders as a dividend. Since the SB2 is not believed to gain effectiveness by the SEC, the spun off shares are considered valueless.

     Genesis Oil & Gas, Inc. (GOG)
     -----------------------------

On April 28, 2002, the Company acquired 2,247,669 common stock shares of GOG, representing all of its outstanding common stock, through the issuance of 3,705,508 common stock shares with a fair value of $14,822. This agreement was later amended to reflect the Company purchasing a majority of the GOG shares, by a new issuance from GOG, in exchange for its common stock. Because control of GOG was expected to be temporary, the Company accounted for its investment in GOG using the cost method. On December 31, 2002, 1,798,136 GOG shares were transferred to BBX (Note 4) for future consulting services and the remaining 449,533 shares were spun-off to stockholders as a dividend.

6.       COMMITMENTS AND CONTINGENCIES

         Employment agreements
         ---------------------

On July 1, 2000, the Company entered into employment agreements with three former members of executive management. The agreements, which expire through June 30, 2004, provided for annual compensation totaling $306,000 increasing to $534,000 after the Company raised $2 million in equity funding. In addition, two of the agreements provided signing bonuses totaling $250,000, payable after the above funding has been raised. The Company had the option to pay half of the amount payable in common stock shares of the Company valued at the bid price of the stock as of the effective date of the agreement. In the case of termination, the agreements provided for a 12-month salary severance package, reduced by 50% if the termination is for cause. The agreements also provided stock options to purchase up to 17,508,078 common shares at $.01 per share based on various goals as these goals are defined in the agreements and 1,200,000 common shares at $.01 per share, which vest over three years.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2000, Mr. Fonteno was incarcerated for parole violation from a prior conviction of securities fraud. On April 28, 2000, the board of directors voted to expunge all shares of RE4S owned by Mr. Fonteno, his family members and/or affiliated companies, which were issued for inadequate consideration and proper approval by the Board of Directors. These shares were canceled and are not held in treasury.

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

On October 18, 2001, Mr. Fonteno filed another lawsuit against Repipeline.com, Photonics, and former officers and directors of the Company claiming various charges and claims of wrongdoing. Management believes this is a frivolous lawsuit without merit and will attempt to defend itself.

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


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              Cumulative
                                               Year Ended     Year Ended        from
                                                12/31/03        12/31/02      Inception
                                              -----------    ------------    -----------
Net loss attributed to common shareholders:

         As reported                          $   (87,557)   $   (197,941)   $(2,608,041)
         Pro forma                            $   (87,557)   $   (197,941)   $(2,793,310)

Basic and diluted loss per share:

         As reported                          $      (.00)   $       (.00)   $      (.02)
         Pro forma                            $      (.00)   $       (.00)   $      (.02)

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended December 31, 2003 and 2002 and the period August 19, 1999 (inception) through December 31, 2003 is as follows.

                                                                     Cumulative
                                         Year Ended    Year Ended       From
                                          12/31/03      12/31/02      Inception
                                         ----------    ----------    ----------
Tax expense (benefit) computed
     at statutory rate                      (30,000)   $  (67,000)   $ (846,000)
Increase in valuation allowance              30,000        67,000       846,000
                                         ----------    ----------    ----------
                                         $     --      $     --      $     --
                                         ==========    ==========    ==========



As of December 31, 2003, the Company has approximately $2,600,000 of regular net operating losses to offset future federal income tax, which expire through the year 2012. Prior to the Company's merger transaction with REP, the Company had prior net operating loss carry forwards of approximately $ 102 million and state tax credit carry forwards of approximately $ 2 million. The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership change" as defined by the Internal Revenue Code, the Company's ability to utilize the federal and California net operating losses could be reduced. With respect to the merger transaction with REP (Note 1), the Company has not made this determination and it is not certain whether any of these prior carry forwards will be utilized.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE:

None

                                    PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2003. A summary of the background and experience of each of these individuals immediately follows the table.

Mark Lindberg            36              President, Secretary, and Director

Mark Lindberg, 36, is President, CFO and Director of our Company. Mr. Lindberg has more than 14 years of experience in public accounting, domestic and international finance and management of public and private companies. From time to time, Mr. Lindberg holds various positions as President and CFO of other publicly traded companies. His term as an officer and director in the public companies is generally for short periods as determined in a planned reorganization or completion of a public offering. Mr. Lindberg currently serves as an officer and director in two OTC companies, both in planned reorganizations. Prior to this, he served as Chairman and CEO of an OTC Bulletin Board Internet holding company. From 1991 to 1996, Mr. Lindberg directed the operations of National Health Care Discount, Inc. in Dallas, Texas, a private direct marketer of health and wellness services. Mr. Lindberg started his career as a Tax Specialist at Deloitte & Touche in Kansas City, Missouri. Mr. Lindberg has a Bachelor of Science degree in accounting from Baker University where he attended on a golf scholarship.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that from January 1, 2003 through December 31, 2003, the filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met. In 2004, the Company intends to aid and assist its officers, directors and greater than 10% stockholders to meet timely filing deadlines.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

                       Year        Salary      Bonus       Stock Awards

Mark Lindberg          2003        $0          $0          $ 0
President, Treasurer,  2002        $0          $0          $ 5,000 (1)
Secretary              2001        $0          $0          $ 4,400 (2)

         (1) The Registrant issued 5,000,000 shares of common stock to Mark Lindberg. The quoted price of the stock on the day of issuance was $0.001 bid.
         (2) The Registrant issued 4,400,000 shares of common stock to BBXsupport, Inc., an affiliated entity of Mark Lindberg. The quoted price of the stock on the day of issuance was $0.001 bid.

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

         -        each of our directors; - each of our executive officers; and

         -        all of our executive officers and directors as a group.

NAME AND ADDRESS (1)       COMMON (2)         % COMMON   PREFERRED   % PREFERRED

Mark Lindberg              5,000,000            4.53         --           --
G. Thomas Bailey (3)       1,000,000             *           --           --
BBXsupport, Inc. (4)            --               --          --           --
OTC Support, Inc.         10,751,166            9.74         --           --

Officers and Directors
as a group                 5,000,000            4.53%        --           --

         (1) The address of each officer and director is 5710 LBJ Freeway, Suite 215, Dallas, Texas 75240.
         (2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Figures are as of December 31, 2003.
         (3) G. Thomas Bailey also has 7,354,039 options that can be exercised at $0.01 per share. If exercised, Mr. Bailey's ownership in the Company would be 0.0706%.
         (4) BBXsupport, Inc., offices at 5710 LBJ Freeway, Suite 215, Dallas, Texas 75240 and is an affiliate of the President of the Registrant, Mark Lindberg. In 2003, BBXsupport sold its interest in the Company to BBX Unit Investment Business Trust per agreement. Mr. Lindberg disclaims any beneficial ownership or control in BBX Unit Investment Business Trust.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2003, the Company received short term, non interest bearing loans or advance from entities affiliated with is President, Mark Lindberg. The loans are due on demand and total $24,449 as of December 31, 2003.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8K

         (1) 8K dated February 28, 2003 announcing the corporate actions and the issuance of shares.

         (2)      8K dated  December 16, 2003  announcing the proposal to create
                  and  issue  a  new  class  of  preferred  stock,   subject  to
                  shareholder approval. No action was taken.

         (3)      31.01 -  Certification  of Mark  Lindberg  under the  Sarbones
                  Oxley Act.

         (3)      32.01 -  Certification  of Mark  Lindberg  under the  Sarbones
                  Oxley Act.


SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    March 30, 2004

BY:  /s/ Mark Lindberg
   ---------------------------
         Mark Lindberg
         President and CFO