Form 10QSB
period 2004-03-31
PHOTONICS CORP
filed 2004-05-12
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                 For the Three Month period ended March 31, 2004

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

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of May 10, 2004 was 115,309,075 shares.

                              PHOTONICS CORPORATION

                      For the quarter ended March 31, 2004

                                      INDEX
                                                                     Page Number

Introduction                                                              3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                       3

Consolidated Balance Sheet as of
March 31, 2004 and 2003                                                   4

Consolidated Statements of Operations
For the Three Months ended March 31, 2004
and March 31, 2003                                                        5

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004
and March 31, 2003                                                        6

Notes to Consolidated Financial Statements                                8

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                 16
ITEM 2 Changes in Securities                                             17
ITEM 3 Defaults Upon Senior Securities                                   17
ITEM 4 Submission of Matters of a Vote of Security Holders               17
ITEM 5 Other Information                                                 17
ITEM 6 Exhibits and Reports on Form 8-K                                  17

SIGNATURE                                                                18

EXHIBIT "A" - Independent Accountants' Report                            19

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the consolidated interim financial statements are read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10KSB for the year ended December 31, 2003. The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                     Assets
                                     ------

                                                                   2004           2003
                                                               -----------    -----------

Current assets:                                                $      --      $      --
                                                               ===========    ===========



                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                   $   234,093    $   234,093
     Accrued expenses                                                 --            5,522
     Advances from stockholder                                      29,299          5,000
                                                               -----------    -----------

         Total current liabilities                                 263,392        244,615
                                                               -----------    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, none and 1,000,000 shares issued
        and outstanding                                               --            1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 115,309,075 and 109,400,000
        shares issued and outstanding, respectively                115,309        109,400
     Paid in capital in excess of par                            2,258,272      2,227,727
     Deficit accumulated during the development stage           (2,636,973)    (2,582,742)
                                                               -----------    -----------

                                                                  (263,392)      (244,615)
                                                               -----------    -----------

                                                               $      --      $      --
                                                               ===========    ===========























The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED MARCH 31, 2004 AND 2003
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2004



                                      Quarter Ended     Quarter Ended      Cumulative
                                         3/31/04           3/31/03       from Inception
                                     --------------    --------------    --------------

Revenues                             $         --      $         --      $         --
                                     --------------    --------------    --------------

Cost and Expenses
     Web site development costs                --                --             450,313
     Marketing and promotion                   --                --              64,400
     Compensation and benefits                 --                --             345,836
     General and administrative              28,932            62,258         1,092,981
     Acquisition costs                         --                --             507,694
     Depreciation and amortization             --                --             165,295
                                     --------------    --------------    --------------
                                               --              62,258         2,626,519

Loss from operations                        (28,932)          (62,258)       (2,626,519)

Interest expense                               --                --              10,454
                                     --------------    --------------    --------------

Loss before income taxes                    (28,932)          (62,258)       (2,636,973)

Provisions for income tax benefits             --                --                --
                                     --------------    --------------    --------------

Net loss                             $      (28,932)   $      (62,258)   $   (2,636,973)
                                     ==============    ==============    ==============

Loss per share
     Basic                           $       (.0002)   $       (.0006)   $       (.0229)
     Diluted                         $       (.0002)   $       (.0006)   $       (.0229)




















The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2004 AND 2003
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2004

                                                 Quarter Ended     Quarter Ended      Cumulative
                                                    3/31/04           3/31/03       from Inception
                                                --------------    --------------    --------------
Cash flows from operating activities:
     Cash received from customers               $         --      $         --      $         --
     Cash paid to employees                               --                --            (122,340)
     Cash paid to suppliers                             (5,000)           (5,000)         (534,550)
     Interest paid                                        --                --              (1,000)
     Income taxes paid                                    --                --                --
                                                --------------    --------------    --------------

        Cash used in operating activities               (5,000)           (5,000)         (657,890)
                                                --------------    --------------    --------------

Cash flows from investing activities;
     Purchase of property and equipment                   --                --              (9,990)
     Web development expenditures                         --                --            (166,126)
     Rental deposit advanced                              --                --             (15,696)
     Advances to former employees                         --                --            (284,534)
                                                --------------    --------------    --------------

        Cash used in investing activities                 --               (--)           (476,346)
                                                --------------    --------------    --------------


Cash flows from financing activities:
     Proceeds from issuance of common stock               --                --           1,031,677
     Proceeds from note payable stockholder               --                --              45,000
     Advances from stockholder                           5,000             5,000            57,559
                                                --------------    --------------    --------------

        Cash provided by financing activities            5,000             5,000         1,134,236
                                                --------------    --------------    --------------

Net increase (decrease) in cash                           --                --                --

Cash at beginning of the period                           --                --                --
                                                --------------    --------------    --------------

Cash at end of the period                       $         --      $         --      $         --
                                                ==============    ==============    ==============
















The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 2004 AND 2003
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2004

                           Reconciliation of Net Loss
                         To Net Cash Used in Operations



                                                              Quarter Ended     Quarter Ended      Cumulative
                                                                 3/31/04           3/31/03       from Inception
                                                             --------------    --------------    --------------

Net loss                                                     $      (28,932)   $      (62,258)   $   (2,636,973)
                                                             --------------    --------------    --------------
Adjustment to reconcile net loss to
  net cash used in operations:
     Depreciation and amortization                           $         --      $         --      $      165,295
     Common stock issued for services                                29,454            20,000           601,438
     Provision for uncollectible advances                              --                --             284,534
     Impairment Loss                                                   --                --              70,750
     Merger acquisition costs                                          --                --             507,694
     (Increase) decrease in assets                                     --                --              21,190
     Decrease in prepaid assets                                        --              37,258              --
     Increase (decrease) in accounts
        payable                                                        --                --              99,993
     Increase (decrease) in accrued
        expenses                                                     (5,522)             --             228,189
                                                             --------------    --------------    --------------
                                                                     23,932            57,258         1,979,083
                                                             --------------    --------------    --------------

Net cash used in operating activities                        $       (5,000)   $       (5,000)   $     (657,890)
                                                             ==============    ==============    ==============

                       Supplemental Disclosure of Non Cash
                       Investing and Financing Activities

Issuance of common stock in
    exchange for services                                    $       29,454    $       20,000    $      601,438
Web development expenditures
    incurred as accounts payable                             $         --      $         --      $       65,422
Issuance of common stock for
    investment in TFC and GOG                                $         --      $         --      $       38,822
Issuance of common stock in
    repayment of advances from
    stockholder                                              $         --      $         --      $       28,260
Settlement of judgments recorded
    as additional paid in capital                            $         --      $         --      $      149,709
Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting                       $         --      $         --      $       16,178



The accompanying notes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and operations

Photonics Corporation, formerly dba DTC Data Technology (the Company, Photonics,
DTC), a California corporation, began from a merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company did design, develop, and market Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date, the Company has been inactive and in the development stage.

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

In October 2001, the Company acquired all of the outstanding common stock of The Sarasota Group, Inc. (SGI), a Florida corporation, in exchange for the issuance of 1,000,000 convertible preferred stock shares (Note 3) and 14,200,000 common stock shares. At the same time, the Company's then current officers and directors resigned (Note 6) and the Company elected new officers and directors. Since then, the preferred shares of stock have been cancelled.

SGI was incorporated on November 13, 2001, and prior to the acquisition had no assets, liabilities or business operations. The purchase price, which exceeded the fair value of net assets acquired, has been charged against operations and reflected in the accompanying consolidated financial statements as an acquisition cost.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries REpipeline.com, Inc. (REP), a Delaware corporation and The Sarasota Group, Inc., a Florida corporation. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material inter-company transactions.

After its transfer of REP common stock shares to BBX (Note 4), the Board voted to spin-off its remaining 1,005,207 common stock share holdings to stockholders as a dividend thereby fully divesting itself of this subsidiary.


Basis of presentation and going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of March 31, 2004 has a net working capital deficit of approximately $263,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the years ended December 31, 2003 and 2002 and the period August 19, 1999 (inception) through December 31, 2003, basic loss per share amounts are computed using 110,400,000 weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed conversion of preferred stock (Note 3) or the exercise of outstanding stock options (Notes 6 and 8) because the effect would be antidilutive.

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

On October 18, 2001, in connection with the Company's merger with SGI (Note 1), the Company issued 1,000,000 convertible preferred stock shares. The shares are convertible into common stock in an amount such that, when added to the common stock shares already issued to SGI, SGI will own 70% of the outstanding common stock shares of the Company. No other rights or privileges exist with respect to these shares. These shares have since been cancelled.

4.       RELATED PARTY TRANSACTIONS

Prior to the Company's merger transaction with REP (Note 1), the Company had outstanding notes payable to stockholders' totaling $1,510,000 and accrued interest payable relating to these notes payable of $306,758. The Company also had an outstanding note payable totaling $497,000 and accrued interest payable related to this note payable of $111,300 to a former creditor whose President was a former director of the Company. The notes were unsecured, due on demand, convertible into preferred stock and contained interest rates of 10% to 15%. As a condition of the merger, these notes payable and all accrued interest were converted into 867,657 common stock shares.

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

During the year ended December 31, 2003, a director had non-interest bearing advances to the Company totaling $24,299. The advances were due upon demand as funds were available. On December 31, 2002, previous advances of $28,266 were repaid through the issuance of 10,751,166 common stock shares.

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

BBXsupport, Inc. (BBX)
----------------------

On December 31, 2002, the Company issued 4,400,000 of its common stock shares with a fair value of $15,480, along with 338,225 of its common stock share holdings in TFC, 1,798,136 of its common stock share holdings in GOG and 5,240,096 of its common stock share holdings in its REP subsidiary with recorded cost values of $4,320, $11,858 and $5,240, respectively, to BBX in exchange for future consulting services to be provided by BBX. The recorded value of the prepaid consulting services total $37,258 and were reflected in the accompanying consolidated financial statements as a current asset because the Company expended these services during 2003.

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

In April 2000, Mr. Fonteno was incarcerated for parole violation from a prior conviction of securities fraud. On April 28, 2000, the board of directors voted to expunge all shares of RE4S owned by Mr. Fonteno, his family members and/or affiliated companies, which were issued for inadequate consideration and proper approval by the Board of Directors. These shares were cancelled and are not held in treasury.

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

On October 18, 2001, Mr. Fonteno filed another lawsuit against Repipeline.com, Photonics, and former officers and directors of the Company claiming various charges and claims of wrongdoing. Management believes this is a frivolous lawsuit without merit and will be defended.

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


                                                Year Ended        Year Ended        Cumulative
                                                 12/31/03          12/31/02       from Inception
                                              --------------    --------------    --------------
Net loss attributed to common shareholders:

         As reported                          $      (87,557)   $     (197,941)   $   (2,793,310)
         Pro forma                            $      (87,557)   $     (197,941)   $   (2,608,041)

Basic and diluted loss per share:

         As reported                          $        (.000)   $        (.002)   $       (.0236)
         Pro forma                            $        (.000)   $        (.002)   $       (.0236)


On February 24, 2004, the Company established the 2004 Stock Plan. This plan registers, via an S8 registration statement, up to 18,000,000 shares of common stock to be issued to qualified recipients. Eligible Participants in the Plan shall be such key employees, non-employee directors and consultants of the Company and its Subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The
Committee's designation of a Participant in any year shall not require the Committee to designate such person to receive Awards in any other year. The designation of a Participant to receive an Award under one portion of the Plan does not require the Committee to include such Participant under other portions of the Plan. The Committee shall consider such factors as it deems pertinent in selecting Participants and in determining the types and amounts of their respective Awards.

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

                                    Year Ended        Year Ended        Cumulative
                                     12/31/03          12/31/02       from Inception
                                  --------------    --------------    --------------
Tax expense (benefit) computed
     at statutory rate            $      (30,000)   $      (67,000)   $     (886,000)
Increase in valuation allowance           30,000            67,000           886,000
                                  --------------    --------------    --------------
                                  $         --      $         --      $         --
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

There are various other threatened or perceived lawsuits, but none have acted against the company in the past 26 months.

ITEM 2   Changes in Securities

None

ITEM 3   Defaults Upon Senior Securities

None

ITEM 4   Submissions of Matters to a Vote of Security Holders

None

ITEM 5   Other Information

None

ITEM 6   Exhibits

Exhibit "A" - Independent Accountants' Report
Exhibit 31 - Certification
Exhibit 32 -  Sarbanes Oxley

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    May 11, 2004

BY: /s/ Mark Lindberg
   ---------------------
   Mark Lindberg
   President

                                   Exhibit "A"

                         Independent Accountant's Report
                         -------------------------------

We have reviewed the accompanying consolidated balance sheet of Photonics Corporation and subsidiaries as of March 31, 2004 and the related statements of operations and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP
Certified Public Accountants
May 11, 2004