Form 10QSB
period 2004-06-30
PHOTONICS CORP
filed 2004-08-13
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                  For the Six Month period ended June 30, 2004

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

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of August 9, 2004 was 115,309,075 shares.

                              PHOTONICS CORPORATION

                       For the quarter ended June 30, 2004

                                      INDEX
                                                                     Page Number

Introduction                                                               3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                        3

Consolidated Balance Sheets as of
June 30, 2004 and 2003                                                     4

Consolidated Statements of Operations
For the Three Months and Six Months ended June 30, 2004
and June 30, 2003                                                          5

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004
and June 30, 2003                                                          6

Notes to Consolidated Financial Statements                                 8

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                   11
ITEM 2 Changes in Securities                                               13
ITEM 3 Defaults Upon Senior Securities                                     13
ITEM 4 Submission of Matters of a Vote of Security Holders                 13
ITEM 5 Other Information                                                   13
ITEM 6 Exhibits and Reports on Form 8-K                                    13

SIGNATURE
14

EXHIBIT "A" - Independent Accountants' Report                              15

Exhibit 31 - Certification                                                 16

Exhibit 32 - Sarbanes Oxley                                                18

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




                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             JUNE 30, 2004 AND 2003
                             ----------------------

                                     Assets
                                     ------
                                                                   2004           2003
                                                               -----------    -----------
Current assets:
     Cash                                                      $       100    $      --
                                                               ===========    ===========



                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                   $   234,093    $   234,093
     Accrued expenses                                                3,000          5,522
     Note payable, stockholder                                        --            5,000
     Advances from stockholder                                      29,399          5,950
                                                               -----------    -----------

         Total current liabilities                                 266,492        250,565
                                                               -----------    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, none and 1,000,000 shares issued
        and outstanding                                               --            1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 115,309,075 and 110,400,000
        shares issued and outstanding, respectively                115,309        110,400
     Paid in capital in excess of par                            2,258,272      2,267,727
     Deficit accumulated during the development stage           (2,639,973)    (2,629,692)
                                                               -----------    -----------

                                                                  (266,392)      (250,565)
                                                               -----------    -----------

                                                               $       100    $      --
                                                               ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.




                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
            ---------------------------------------------------------
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                   ------------------------------------------
                              THROUGH JUNE 30, 2004
                              ---------------------



                                     Three Months   Three Months    Six Months    Six Months     Cumulative
                                       6/30/04        6/30/03         6/30/04       6/30/03    from Inception
                                     -----------    -----------    -----------    -----------    -----------

Revenues                             $      --      $      --      $      --      $      --      $      --
                                     -----------    -----------    -----------    -----------    -----------


Cost and Expenses
     Web site development costs             --             --             --             --          450,313
     Marketing and promotion                --             --             --             --           64,400
     Compensation and benefits              --             --             --             --          345,836
     General and administrative            3,000         46,950         31,932        109,208      1,095,981
     Acquisition costs                      --             --             --             --          507,694
     Depreciation and amortization          --             --             --             --          165,295
                                     -----------    -----------    -----------    -----------    -----------
                                           3,000         46,950           --          109,208      2,629,519

Loss from operations                      (3,000)       (46,950)       (31,932)      (109,208)    (2,629,519)

Interest expense                            --             --             --             --           10,454
                                     -----------    -----------    -----------    -----------    -----------

Loss before income taxes                  (3,000)       (46,950)       (31,932)      (109,208)    (2,639,973)

Provisions for income tax benefits          --             --             --             --             --
                                     -----------    -----------    -----------    -----------    -----------

Net loss                             $    (3,000)   $   (46,950)   $   (31,932)   $  (109,208)   $(2,639,973)
                                     ===========    ===========    ===========    ===========    ===========

Loss per share
     Basic                           $    (.0001)   $    (.0004)   $    (.0003)   $     (.009)   $    (.0230)
     Diluted                         $    (.0001)   $    (.0004)   $    (.0003)   $     (.009)   $    (.0230)



The accompanying notes are an integral part of the consolidated financial statements.



                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                     ---------------------------------------
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                   ------------------------------------------
                              THROUGH JUNE 30, 2004
                              ---------------------

                                                 Six Months    Six Months     Cumulative
                                                    Ended         Ended          from
                                                   6/30/04       6/30/03       Inception
                                                -----------    -----------    -----------
Cash flows from operating activities:
     Cash received from customers               $      --      $      --      $      --
     Cash paid to employees                            --             --         (122,340)
     Cash paid to suppliers                           (--)         (10,950)      (534,550)
     Interest paid                                     --             --           (1,000)
     Income taxes paid                                 --             --             --
                                                -----------    -----------    -----------

        Cash used in operating activities             (--)         (10,950)      (657,890)
                                                -----------    -----------    -----------

Cash flows from investing activities;
     Purchase of property and equipment                --             --           (9,990)
     Web development expenditures                      --             --         (166,126)
     Rental deposit advanced                           --             --          (15,696)
     Advances to former employees                      --             --         (284,534)
                                                -----------    -----------    -----------

        Cash used in investing activities              --            (--)        (476,346)
                                                -----------    -----------    -----------


Cash flows from financing activities:
     Proceeds from issuance of common stock            --             --        1,031,677
     Proceeds from note payable stockholder            --             --           45,000
     Advances from loan due director                    100         10,950         57,659
                                                -----------    -----------    -----------

        Cash provided by financing activities           100         10,950      1,134,236
                                                -----------    -----------    -----------

Net increase (decrease) in cash                         100           --              100

Cash at beginning of the period                        --             --             --
                                                -----------    -----------    -----------

Cash at end of the period                       $       100    $      --      $       100
                                                ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.



                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                     ---------------------------------------
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                   ------------------------------------------
                              THROUGH JUNE 30, 2004
                              ---------------------

                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash Used in Operations
                         ------------------------------

                                                              Six Months    Six Months     Cumulative
                                                                Ended          Ended          from
                                                               6/30/04        6/30/03       Inception
                                                             -----------    -----------    -----------
Net loss                                                     $    (3,000)   $  (109,208)   $(2,639,973)
                                                             -----------    -----------    -----------

Adjustment to reconcile net loss to
   net cash used in operations:
     Depreciation and amortization                           $      --      $      --      $   165,295
     Common stock issued for services                               --           61,000        601,438
     Provision for uncollectible advances                           --             --          284,534
     Impairment Loss                                                --             --           70,750
     Merger acquisition costs                                       --             --          507,694
     (Increase) decrease in assets                                  --             --           21,190
     Decrease in prepaid assets                                     --           37,258         37,528
     Increase (decrease) in accounts
        payable                                                     --             --           99,993
     Increase (decrease) in accrued
        expenses                                                   3,000           --          231,189
                                                             -----------    -----------    -----------
                                                                    --          118,258      1,979,083
                                                             -----------    -----------    -----------

Net cash used in operating activities                        $     (--)     $   (10,950)   $  (657,890)
                                                             ===========    ===========    ===========

                       Supplemental Disclosure of Non Cash
                       -----------------------------------
                       Investing and Financing Activities
                       ----------------------------------

Issuance of common stock in
    exchange for services                                    $      --      $    61,000    $   569,726
Web development expenditures
    incurred as accounts payable                             $      --      $      --      $    65,422
Issuance of common stock for
    investment in TFC and GOG                                $      --      $      --      $    38,822
Issuance of common stock in
    repayment of advances from
    stockholder                                              $      --      $      --      $    28,260
Settlement of judgments recorded
    as additional paid in capital                            $      --      $      --      $   149,709
Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting                       $      --      $      --      $    16,178


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


Basis of presentation and going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of June 30, 2004 has a net working capital deficit of approximately $657,890. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Legal matters - Photonics Corporation

The Company is subject to legal proceedings that arise in the ordinary course of business. Primarily, these lawsuits are the result of defaulted accounts payable of Photonics prior to the merger with REpipeline.com, Inc. and consequently common stock has been allocated for the payment of these payables, which have been reflected in the accompanying consolidated financial statements, in accordance with the agreed participation of other Photonics' accounts payable. Management believes that the outcome of one or more of these matters may have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

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

On October 18, 2001, Mr. Fonteno filed a lawsuit against Repipeline.com, Photonics, and former officers and directors of the Company, including Tom Bailey and Chip Langston claiming various charges and claims of wrongdoing. In June of 2004, Tom Bailey and Chip Langston informed current management that all parties in the suit have agreed upon a settlement. Since the Company was never formally served the lawsuit, current management does not know what the settlement entails and cannot asses its potential exposure.

In June 2004, Tom Bailey made various verbal threats to instigate litigation against the Company and its current and former management to be reimbursed for the legal fees he incurred while defending himself against the Fonteno lawsuit, along with other claims of harm that Mr. Bailey may have suffered. Although no formal action or complaint has been filed, current management believes there is a possibility, although the Company's legal counsel has not fully reviewed Mr. Bailey's employment contract to offer an opinion on the potential exposure, the Company could be liable for up to $30,000 of legal fees Mr. Bailey incurred for his defense.

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


                                                             Year Ended    Year Ended     Cumulative
                                                              12/31/03      12/31/02     from Inception
Net loss attributed to common shareholders:

         As reported                                           $(87,557)    $(197,941)     $(2,793,310)
         Pro forma                                             $(87,557)    $(197,941)     $(2,608,041)

Basic and diluted loss per share:

         As reported                                           $ (.0008)    $ (.0022)       $(.0236)
         Pro forma                                             $ (.0008)    $ (.0022)       $(.0236)


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

                                        Year Ended    Year Ended   Cumulative
                                          12/31/03     12/31/02  from Inception
                                        ----------    ---------     ---------
Tax expense (benefit) computed
     at statutory rate                  $  (30,000)   $ (67,000)    $(886,000)
Increase in valuation allowance           30,000        67,000       886,000
                                        ----------    ---------     ---------
                                        $    --       $    --       $    --
                                        ==========    =========     =========

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

None

ITEM 3      Defaults Upon Senior Securities

None

ITEM 4      Submissions of Matters to a Vote of Security Holders

None

ITEM 5      Other Information

None

ITEM 6      Exhibits and Reports on Form 8K

a)  Exhibits

Exhibit "A"- Independent Accountants' Report
Exhibit 31 - Certification
Exhibit 32 - Sarbanes Oxley

b) Reports on Form 8K

None



SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE: August 12, 2004

BY:  /s/ Mark Lindberg
   -------------------
         Mark Lindberg
         President

                                   Exhibit "A"

Independent Accountants' Report
-------------------------------

We have reviewed the accompanying consolidated balance sheet of Photonics Corporation and subsidiaries as of June 30, 2004 and the related statements of operations and cash flows for the three months and six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Turner, Stone & Company, LLP
--------------------------------
Turner, Stone & Company, LLP
Certified Public Accountants
August 11, 2004