Form 10QSB
period 2004-09-30
PHOTONICS CORP
filed 2004-11-12
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934 For the Nine Month period ended September 30, 2004

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

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 11, 2004 was 119,309,075 shares.

                              PHOTONICS CORPORATION

                    For the quarter ended September 30, 2004

                                      INDEX
                                                                     Page Number

Introduction                                                                   3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                            3

Consolidated Balance Sheet as of
September 30, 2004 and 2003                                                    4

Consolidated Statement of Operations
For the Nine Months and Three Months ended September 30, 2004
and September 30, 2003                                                         5

Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2004
and September 30, 2003                                                         6

Notes to Condensed and Consolidated Financial Statements                       8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Plan of Operations                                              10

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                      11
ITEM 2 Changes in Securities                                                  13
ITEM 3 Defaults Upon Senior Securities                                        13
ITEM 4 Submission of Matters of a Vote of Security Holders                    13
ITEM 5 Other Information                                                      13
ITEM 6 Exhibits and Reports on Form 8-K                                       13

SIGNATURE
                                                                              14

EXHIBIT 23 - Independent Accountants' Review Report                           15

Exhibit 31 - Certification                                                    16

Exhibit 32 - Sarbanes Oxley                                                   18

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



                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


                                     Assets
                                     ------
                                                                     2004           2003
                                                                 -----------    -----------
Current assets:
     Cash                                                        $       100    $      --
                                                                 ===========    ===========


                      Liabilities and Stockholders' Deficit
                                                                                -----------
Current liabilities:
     Accounts payable, trade                                     $   234,093    $   236,346
     Accrued expenses                                                   --            5,522
     Note payable, stockholder                                          --            5,000
     Loan due stockholders                                            57,399          5,950
                                                                 -----------    -----------

         Total current liabilities                                   291,492        252,818
                                                                 -----------    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, none  and  1,000,000 shares issued
        and outstanding                                                 --            1,000
     Common stock, $.001 par value, 200,000,000
        shares authorized, 119,309,075 and 110,400,000,
        shares issued and outstanding, respectively                  119,309        110,400
     Paid in capital in excess of par                              2,270,272      2,267,727
     Deficit accumulated during the development stage             (2,680,973)    (2,631,945)
                                                                 -----------    -----------

                                                                    (291,392)      (252,818)
                                                                 -----------    -----------

                                                                 $       100    $      --
                                                                 ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.



                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
               --------------------------------------------------
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                   ------------------------------------------
                           THROUGH SEPTEMBER 30, 2004
                           --------------------------



                                     Three Months  Three Months    Nine Months   Nine Months     Cumulative
                                       9/30/04        9/30/03        9/30/04        9/30/03    from Inception
                                     -----------    -----------    -----------    -----------    -----------
Revenues                             $      --      $      --      $      --      $      --      $      --
                                     -----------    -----------    -----------    -----------    -----------

Cost and Expenses
     Web site development costs             --             --             --             --          450,313
     Marketing and promotion                --             --             --             --           64,400
     Compensation and benefits              --             --             --             --          345,836
     General and administrative           41,000          2,253         72,392         49,203      1,136,981
     Acquisition costs                      --             --             --             --          507,694
     Depreciation and amortization          --             --             --             --          165,295
                                     -----------    -----------    -----------    -----------    -----------
                                          41,000          2,253         72,392         49,203      2,670,519

Loss from operations                     (41,000)        (2,253)       (72,392)       (49,203)    (2,670,519)

Interest expense                            --             --             --             --           10,454
                                     -----------    -----------    -----------    -----------    -----------

Loss before income taxes                 (41,000)        (2,253)       (72,392)       (49,203)    (2,680,973)

Provisions for income tax benefits          --             --             --             --             --
                                     -----------    -----------    -----------    -----------    -----------

Net loss                             $   (41,000)   $    (2,253)   $   (72,392)   $   (49,203)   $(2,680,973)
                                     ===========    ===========    ===========    ===========    ===========

Loss per share
     Basic                           $    (.0003)   $    (.0002)   $    (.0006)   $    (.0004)   $    (.0224)
     Diluted                         $    (.0003)   $    (.0002)   $    (.0006)   $    (.0004)   $    (.0224)




The accompanying notes are an integral part of the consolidated financial statements.



                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  ---------------------------------------------
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                   ------------------------------------------
                           THROUGH SEPTEMBER 30, 2004
                           --------------------------


                                                Nine Months    Nine Months
                                                   Ended         Ended        Cumulative
                                                  9/30/04        9/30/03    from Inception
                                                -----------    -----------    -----------

Cash flows from operating activities:

     Cash received from customers               $      --      $      --      $      --
     Cash paid to employees                            --             --         (122,340)
     Cash paid to suppliers                         (33,000)       (10,950)      (562,550)
     Interest paid                                     --             --           (1,000)
     Income taxes paid                                 --             --             --
                                                -----------    -----------    -----------

        Cash used in operating activities           (33,000)       (10,950)      (685,890)
                                                -----------    -----------    -----------

Cash flows from investing activities:

     Purchase of property and equipment                --             --           (9,990)
     Web development expenditures                      --             --         (166,126)
     Rental deposit advanced                           --             --          (15,696)
     Advances to former employees                      --             --         (284,534)
                                                -----------    -----------    -----------

        Cash used in investing activities              --             --         (476,346)
                                                -----------    -----------    -----------


Cash flows from financing activities:

     Proceeds from issuance of common stock            --             --        1,031,677
     Proceeds from note payable stockholder            --             --           45,000
     Proceeds from loan due director                 33,100         10,950         85,659
                                                -----------    -----------    -----------

        Cash provided by financing activities        33,100         10,950      1,162,236
                                                -----------    -----------    -----------

Net increase (decrease) in cash                         100           --              100

Cash at beginning of the period                        --             --             --
                                                -----------    -----------    -----------

Cash at end of the period                       $       100    $      --      $       100
                                                ===========    ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.



                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  --------------------------------------------
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                   ------------------------------------------
                           THROUGH SEPTEMBER 30, 2004
                           --------------------------

                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash Used in Operations
                         ------------------------------

                                                            Nine Months     Nine Months
                                                               Ended           Ended       Cumulative
                                                               9/30/04        9/30/03    from Inception
                                                             -----------    -----------    -----------
Net loss                                                     $   (72,932)   $  (111,461)   $(2,680,973)
                                                             -----------    -----------    -----------

Adjustment to reconcile net loss to
   net cash used in operations:
     Depreciation and amortization                           $      --      $      --          165,295
     Common stock issued for services                             45,454         61,000        617,438
     Provision for uncollectable advances                           --             --          284,534
     Impairment loss                                                --             --           70,750
     Merger acquisition costs                                       --             --          507,694
     Decrease in assets                                             --             --           21,190
     Decrease in prepaid assets                                     --           37,258           --
     (Increase) decrease in notes payable                           --             --             --
     Increase (decrease) in accounts
        payable                                                   (5,522)         2,253         99,993
     Increase (decrease) in accrued
        expenses                                                    --             --          228,189
                                                             -----------    -----------    -----------
                                                                    --          100,511      1,995,083
                                                             -----------    -----------    -----------
Net cash used in operating activities                        $   (33,000)   $   (10,950)   $  (685,890)
                                                             ===========    ===========    ===========

                       Supplemental Disclosure of Non Cash
                       -----------------------------------
                       Investing and Financing Activities
                       ----------------------------------


Issuance of common stock in
    exchange for services                                    $    45,454    $    61,000    $   617,180
Web development expenditures
    incurred as accounts payable                             $      --      $      --      $    65,422
Issuance of common stock for
    investment in TFC and GOG                                $      --      $      --      $    38,822
Issuance of common stock in
    repayment of advances from
    stockholder                                              $      --      $      --      $    28,260
Settlement of judgments recorded
    as additional paid in capital                            $      --      $      --      $   146,709
Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting                       $      --      $      --      $    16,178


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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary and The Sarasota Group, Inc., a Florida corporation. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material inter-company transactions.

After its transfer of REP common stock shares to BBX (Note 4), the Board voted to spin-off its remaining 1,005,207 common stock share holdings to stockholders as a dividend thereby fully divesting itself of this subsidiary.


Basis of presentation and going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of September 30, 2004 has a net working capital deficit of approximately $657,890. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Loss per share

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the years ended December 31, 2003 and 2002 and the period August 19, 1999 (inception) through December 31, 2003, basic loss per share amounts are computed using 119,309,075 weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed conversion of preferred stock (Note 3) or the exercise of outstanding stock options (Notes 6 and 8) because the effect would be antidilutive.

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

During the year ended December 31, 2003 and through September 30, 2004, a director/shareholder had non-interest bearing advances to the Company totaling $29,299. The advances were due upon demand as funds were available. On December 31, 2002, previous advances of $28,266 were repaid through the issuance of 10,751,166 common stock shares.

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




                                            Year Ended    Year Ended     Cumulative
                                             12/31/03      12/31/02    from Inception
Net loss attributed to common shareholders:
         As reported                         $(87,557)    $(197,941)    $(2,793,310)
         Pro forma                           $(87,557)    $(197,941)    $(2,608,041)

Basic and diluted loss per share:

         As reported                         $(.0008)     $  (.0022)    $    (.0236)
         Pro forma                           $(.0008)     $  (.0022)    $    (.0236)


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

                                 Year Ended   Year Ended   Cumulative
                                   12/31/03    12/31/02   from Inception
                                  ---------    ---------    ---------
Tax expense (benefit) computed
     at statutory rate            $ (30,000)   $ (67,000)   $(886,000)
Increase in valuation allowance      30,000       67,000      886,000
                                  ---------    ---------    ---------
                                  $     --     $    --      $    --
                                  =========    =========    =========

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We currently have limited working capital. We may have to rely on loans from our officers and directors if we deplete all of our capital until we complete an acquisition or merger. On a long-term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital and debt financing. While we may be receiving sufficient infusions of capital from our officers and directors, we will not be generating any revenues until the completion of a merger or acquisition and we will not take any action to acquire debt financing other than infusions of capital from our officers and directors.

Plan of Operation.

We are in a development stage and have not conducted any operations since we ceased our internet operations over 36 months ago. We will be relying on cash on hand and infusions from our officers and directors in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Texas. Other than the foregoing, we do not anticipate spending any money.

We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business. We seek acquisition or merger candidates with ongoing operations.

The Company did not have any revenue for the past two fiscal years. The Company has been financially supported by officers/directors and shareholders by causing those individuals or entities to make short term loans to the corporation. There can be no assurances that these individual/entities will continue to fund the operations. Management of the Company continues to seek a potential acquisition candidate.

ITEM 3 CONTROL AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     The President and Principal Financial Officer of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, he concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this report has been made known to them in a timely manner.

     (b)  Changes in internal controls.

     There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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
       Lien holder:                     State ofCalifornia/ Santa Clara County
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

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As a subsequent event, the Board has approved the procedures necessary to re-domicile the Company as a Nevada corporation from the current California status.

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

     23.  Review Report of Turner, Stone & Company

a) 31.1 Certificate of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     31.2 Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.2 Certificate of Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)  Reports on Form 8-K. None

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    November 11, 2004

BY:  /s/ Mark Lindberg
     -----------------
     Mark Lindberg
     President