Form 10KSB
period 2004-12-31
PHOTONICS CORP
filed 2005-01-18
CIK 912844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2004

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

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as reported on the OTC Electronic Bulletin Board as of December 31, 2004 was $365,400. The market value is based upon the average bid price of the Common Stock of $ 0.0035 per share on December 31, 2004. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 2004 was 119,309,075 shares.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                Page 5


                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS                                                Page 5

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS                               Page 6

ITEM 7 FINANCIAL STATEMENTS                                              Page 10

            Independent Auditor's Report                                 Page 12
            Consolidated Balance Sheet                                   Page 13
            Consolidated Statements of Operations                        Page 14
            Consolidated Stockholders Deficit                            Page 15
            Consolidated Statements of Cash Flows                        Page 18
            Consolidated Statements of Cash Flows -
              Net Loss Reconciliation                                    Page 19
            Notes to Consolidated Financial Statements                   Page 20

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

The Company currently shares approximately 1,000 square feet of office space at 2724 Routh Street, Dallas, Texas 75201 and has a shared postal mail box at 420 E FM 3040, Suite 118, PMB 216, Lewisville, Texas 75067. We receive this office space and mail service "rent free" and it is provided by one of the stockholders of the Company.

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

On October 18, 2001, Mr. Fonteno filed a lawsuit against Repipeline.com, a company entitled Photonics, Inc., and former officers and directors of the Company, including Tom Bailey and Chip Langston claiming various charges and claims of wrongdoing. In June of 2004, Tom Bailey and Chip Langston informed current management that all parties in the suit have agreed upon a settlement. Since the Company was never formally served the lawsuit, current management does not know what the settlement entails and cannot asses its potential exposure.

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

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

The Company's Common Stock trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol: PHOX

HISTORICAL MARKET PRICE DATA FOR THE COMMON STOCK OF PHOTONICS CORPORATION

The following table sets forth the range of high and low closing sales prices for Photonics Common Stock for the periods indicated:


                                                    High           Low

        Fiscal Year Ending December 31, 2003
                   First Quarter                   $0.003         $0.001
                   Second Quarter                  $0.015         $0.003
                   Third Quarter                   $0.021         $0.007
                   Fourth Quarter                  $0.030         $0.007
        Fiscal Year Ending December 31, 2004
                   First Quarter                   $0.020         $0.004
                   Second Quarter                  $0.015         $0.004
                   Third Quarter                   $0.008         $0.001
                   Fourth Quarter                  $0.006         $0.002

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2004, there were approximately 2,500 holders of record of our common stock and we had 119,309,075 common shares issued and outstanding.

DIVIDENDS

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

PREFERRED SHARES

As of December 31, 2002, the Company had 1,000,000 shares of preferred stock outstanding, when exercised are convertible into 70% of the outstanding common stock when added together with the previously issued 14,000,000 shares of common stock in the Agreement and Plan of Reorganization with The Sarasota Group shareholders on October 18, 2001. The preferred shares were cancelled on May 8, 2003 and as of December 31, 2004, there are no preferred shares issued or outstanding.

OPTIONS

As of December 31, 2004, there are 8,679,039 common shares reserved for the exercise of options of the former management team at an exercise price of $0.01 per option. The former management team is G. Thomas Bailey (7,354,039), Joseph "Chip" Langston (700,000), and Michael Craven (625,000). All other options and option agreements have been cancelled.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company currently does not have any full time or part time employees or consultants, although the Board of Directors provides oversight, administration, and conduct of the day to day affairs of the Company. With the exception of certain legal and accounting fees that are necessary to be paid to maintain the Company's listing on the OTCBB, management does not expect to hire any more full time or part time employees, purchase any equipment, or perform any product development or research services. The Company does not have any available cash and it is expected to require approximately $25,000 to maintain its listing on the OTCBB. Since October 2001, management and certain consultants have provided this capital in exchange for common stock and notes payable. There is no certainty that management or various consultants will continue to provide capital to the company.

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

In 2004, the company had a net loss of $72,932 and increased its payable to shareholders by $33,100. There is not guarantee that the shareholder's will continue to advance the necessary capital to sustain the company's listing on the OTCBB. If the listing on the OTCBB is not maintained, it could severely affect the liquidity of the common stock, thus a further detriment to shareholder value.

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

The Company did not have any revenue for the past three fiscal years. The Company has been financially supported by officers/directors and shareholders by causing those individuals or entities to make short term loans to the corporation. There can be no assurances that these individual/entities will continue to fund the operations. Management of the Company continues to seek a potential acquisition candidate.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2004

REVENUES

The company did not produce any revenue in period ending December 31, 2004.

COSTS AND EXPENSES

The company incurred losses from operations for the twelve months ended December 31, 2004 of $72,932 as compared to losses of $87,557 for the same period last year. The reduction in costs is associated with the "scaling down" of day to day operations of the Company.

For the twelve months ended December 31, 2004, the Company incurred General and Administrative costs of $72,932 and Depreciation and Amortization costs of $0 as compared to $87,557 and $0, respectively for the same period last year.

CAPITAL EXPENDITURES

We do not have any large capital expenditures planned for 2005.

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

ITEM 7 FINANCIAL STATEMENTS





                              Photonics Corporation

                                and Subsidiaries

                          (A Development Stage Company)

                              Financial Statements

                                       and

                          Independent Auditors' Report

                     Years Ended December 31, 2004 and 2003

                                       and

                   For the Period August 19, 1999 (Inception)

                            Through December 31, 2004

                                    CONTENTS
                                    --------



INDEPENDENT AUDITORS' REPORT................................................1

CONSOLIDATED BALANCE SHEETS.................................................2

CONSOLIDATED STATEMENTS OF OPERATIONS.......................................3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT............................4-6

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................7-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................9-18

                          Independent Auditors' Report


Board of Directors
Photonics Corporation
    and Subsidiaries
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Photonics Corporation and subsidiaries (a development stage company), as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period August 19, 1999 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photonics Corporation and subsidiaries, as of December 31, 2004 and 2003, and the results of their operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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





Turner, Stone & Company, L.L.P.
Certified Public Accountants
January 10, 2005


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                           --------------------------


                                     Assets
                                     ------
                                                                 2004           2003
                                                              -----------    -----------
Current assets:
     Cash                                                     $       100    $      --
                                                              -----------    -----------

        Total current assets                                  $       100    $      --
                                                              ===========    ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                  $   234,093    $   234,093
     Accrued expenses                                                --            5,522
     Advances from stockholders                                    57,399         24,299
                                                              -----------    -----------

         Total current liabilities                                291,492        263,914
                                                              -----------    -----------

Commitments and contingencies                                        --             --

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
        shares authorized,  None and None shares
        issued and outstanding                                       --             --
     Common stock, $.001 par value, 200,000,000
        shares authorized, 119,309,075 and 110,400,000
        shares outstanding, respectively                          119,309        110,400
     Paid in capital in excess of par                           2,270,272      2,233,727
     Deficit accumulated during the development stage          (2,680,973)    (2,608,041)
     Treasury stock 0 and 0
        common stock shares, at no cost                              --             --
                                                              -----------    -----------

                                                                 (291,392)      (263,914)
                                                              -----------    -----------

                                                              $       100    $      --
                                                              ===========    ===========










The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2004
                            -------------------------





                                       Year Ended        Year Ended        Cumulative
                                        12/31/04          12/31/03       from Inception
                                     --------------    --------------    --------------

Revenues                             $         --      $         --      $         --
                                     --------------    --------------    --------------

Cost and Expenses
     Web site development costs                --                --             450,313
     Marketing and promotion                   --                --              64,400
     Compensation and benefits                 --                --             345,836
     General and administrative              72,932            87,557         1,136,441
     Acquisition costs                         --                --             507,694
     Depreciation and amortization             --                --             165,295
                                     --------------    --------------    --------------
                                             72,932            87,557         2,670,519

Loss from operations                        (72,932)          (87,557)       (2,670,519)

Interest expense                               --                --              10,454
                                     --------------    --------------    --------------

Loss before income taxes                    (72,932)          (87,557)       (2,680,973)

Provisions for income tax benefits             --                --                --
                                     --------------    --------------    --------------

Net loss                             $      (72,932)   $      (87,557)   $   (2,680,973)
                                     ==============    ==============    ==============

Loss per share
     Basic                           $        (.001)   $        (.001)   $        (.024)
     Diluted                         $        (.001)   $        (.001)   $        (.024)















The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2004
      --------------------------------------------------------------------


                                                    PHOTONICS CORPORATION                           REPIPELINE.COM, INC.
                                       PREFERRED STOCK                   COMMON STOCK                  COMMON STOCK
                                 ----------------------------    ---------------------------   ----------------------------
                                    SHARES            $             SHARES           $            SHARES             $
                                 ------------    ------------    ------------   ------------   ------------    ------------
Balance at 12/31/98, as
   originally reported              2,328,136    $  2,328,136       4,396,271   $      4,396           --              --

Conversion of various
   liabilities to common stock           --              --         3,816,589          3,817           --              --

Conversion of preferred stock
   and accrued dividends to
   common stock                    (2,328,136)     (2,328,136)      2,818,454          2,818           --              --

Adjustment to give effect to
   reverse merger and
   retroactive restatement of
   equity accounts                       --              --        62,294,560         62,295     (4,102,214)           (410)
                                 ------------    ------------    ------------   ------------   ------------    ------------
Balance at 8/19/99, as
   adjusted for reverse merger           --              --        73,325,874         73,326     (4,102,214)           (410)

Common stock issued for
   organizational services               --              --              --             --        3,930,267             393

Common stock issued
   for cash                              --              --              --             --          171,947              17

Net loss                                 --              --              --             --             --              --
                                 ------------    ------------    ------------   ------------   ------------    ------------
Balance at 12/31/99                      --              --        73,325,874         73,326           --                (0)

                                  ADDITIONAL
                                   PAID IN        ACCUMULATED
                                   CAPITAL         DEFICIT          TOTAL
                                 ------------    ------------    ------------
Balance at 12/31/98, as
   originally reported           $ 44,091,604    $(49,715,136)   $ (3,291,000)

Conversion of various
   liabilities to common stock      3,371,937            --         3,375,754

Conversion of preferred stock
   and accrued dividends to
   common stock                     2,325,318            --              --

Adjustment to give effect to
   reverse merger and
   retroactive restatement of
   equity accounts                (49,861,774)     49,715,136         (84,754)
                                 ------------    ------------    ------------
Balance at 8/19/99, as
   adjusted for reverse merger        (72,915)           --              --

Common stock issued for
   organizational services               --              --               393

Common stock issued
   for cash                           187,251            --           187,269

Net loss                                 --          (119,155)       (119,155)
                                 ------------    ------------    ------------
Balance at 12/31/99                   114,336        (119,155)         68,507

The accompanying footnotes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2004
      --------------------------------------------------------------------

                                                  PHOTONICS CORPORATION                      REPIPELINE.COM, INC.
                                      PREFERRED STOCK              COMMON STOCK                 COMMON STOCK
                                -------------------------   -------------------------   --------------------------
                                   SHARES          $           SHARES          $          SHARES            $
                                -----------   -----------   -----------   -----------   -----------    -----------
Common stock issued for
   cash                                --            --            --            --         807,581             81

Common stock issued for
   services                            --            --            --            --       1,335,508            134

Acquisition of REP                     --            --         214,764           214    (2,143,089)          (214)

Net loss                               --            --            --            --            --             --
                                -----------   -----------   -----------   -----------   -----------    -----------
Balance at 12/31/00                    --     $      --      73,540,638   $    73,540   $      --      $      --

Common stock issued for
   cash                                --            --       1,471,933         1,472          --             --

Common stock issued for
   services                            --            --      11,424,644        11,424          --             --

Common and preferred stock
   issued for SGI acquisition     1,000,000         1,000    14,200,000        14,200          --             --

Common stock issued for
   services to new officers
   and directors                       --       9,482,658         9,483          --            --           56,896

Common stock issued to
   Company as treasury stock           --       8,023,803         8,024          --            --           (8,024)

Net loss                               --            --            --            --            --             --
                                -----------   -----------   -----------   -----------   -----------    -----------
Balance at 12/31/01               1,000,000         1,000   118,143,676       118,143          --             --


                                 ADDITIONAL
                                  PAID IN      ACCUMULATED
                                  CAPITAL        DEFICIT         TOTAL
                                -----------    -----------    -----------
Common stock issued for
   cash                             759,177           --          759,258

Common stock issued for
   services                         107,990           --          108,123

Acquisition of REP                     --             --             --

Net loss                               --       (1,373,510)    (1,373,510)
                                -----------    -----------    -----------
Balance at 12/31/00             $   981,503    $(1,492,665)   $  (437,622)

Common stock issued for
   cash                              83,678           --           85,150

Common stock issued for
   services                         317,532           --          328,956

Common and preferred stock
   issued for SGI acquisition       127,800           --          143,000

Common stock issued for
   services to new officers
   and directors                       --           66,379

Common stock issued to
   Company as treasury stock           --             --

Net loss                               --         (829,878)      (829,878)
                                -----------    -----------    -----------
Balance at 12/31/01               1,559,385     (2,322,543)      (644,015)


The accompanying footnotes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
      FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2004
      --------------------------------------------------------------------


                                                          PHOTONICS CORPORATION                          REPIPELINE.COM, INC.
                                            PREFERRED STOCK                   COMMON STOCK                   COMMON STOCK
                                     ----------------------------    ----------------------------    ---------------------------
                                        SHARES             $            SHARES             $            SHARES            $
                                     ------------    ------------    ------------    ------------    ------------   ------------
Common stock issued for 15%
   of TFC common stock                       --              --         4,000,000           4,000            --             --

Settlement of judgments
   payable in exchange for
   REP common stock                          --              --              --              --              --             --

Common stock issued for all
   of GOG common stock                       --              --         3,705,508    $      3,706            --             --

Cancelation of treasury stock                --              --       (52,576,550)        (52,576)           --             --

Common stock issued for
   services                                  --              --           976,200             976            --             --

Voluntary forgiveness of accrued
   officers salaries                         --              --              --              --              --             --

Common stock issued in
   as repayment of advances
   payable to director                       --              --        10,751,166          10,751            --             --

Common stock issued along
   with shares of TFC and GOG
   for prepaid consulting services           --              --         4,400,000           4,400            --             --

Issuance of REP common
   stock/liabilities transferred
   for prepaid consulting services           --              --              --              --              --             --

Spin off of remaining TFC,
   GOG and REP shares as
   a stock dividend                          --              --              --              --              --             --

Net loss                                     --              --              --              --              --             --
                                     ------------    ------------    ------------    ------------    ------------   ------------
Balance at 12/31/02                     1,000,000    $      1,000      89,400,000          89,400    $       --     $       --

Common Stock Issued                          --              --        21,000,000          21,000            --             --

Cancellation of Preferred              (1,000,000)         (1,000)          1,000            --

Net Loss                                     --              --              --              --              --             --
                                     ------------    ------------    ------------    ------------    ------------   ------------
Balance at 12/31/03                          --              --       110,400,000         110,400    $       --     $       --
                                     ============    ============    ============    ============    ============   ============




                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH DECEMBER 31, 2004 (CONTINUED)
--------------------------------------------------------------------------------


                                      ADDITIONAL
                                        PAID IN       ACCUMULATED
                                        CAPITAL         DEFICIT          TOTAL
                                     ------------    ------------    ------------
Common stock issued for 15%
   of TFC common stock                     20,000            --            24,000

Settlement of judgments
   payable in exchange for
   REP common stock                       146,709            --           146,709
                                                                     ------------
Common stock issued for all
   of GOG common stock               $     11,116            --      $     14,822

Cancelation of treasury stock              52,576            --              --

Common stock issued for
   services                                 3,899            --             4,875

Voluntary forgiveness of accrued
   officers salaries                      139,093            --           139,093

Common stock issued in
   as repayment of advances
   payable to director                     17,509            --            28,260

Common stock issued along
   with shares of TFC and GOG
   for prepaid consulting services         11,440            --            15,840

Issuance of REP common
   stock/liabilities transferred
   for prepaid consulting services        289,649            --           289,649

Spin off of remaining TFC,
   GOG and REP shares as
   a stock dividend                       (23,649)           --           (23,649)

Net loss                                     --          (197,941)       (197,941)
                                     ------------    ------------    ------------
Balance at 12/31/02                  $  2,227,727    $ (2,520,484)   $   (202,357)

Common Stock Issued                         5,000            --            26,000

Cancellation of Preferred                                                    --

Net Loss                                     --           (87,557)        (87,557)
                                     ------------    ------------    ------------
Balance at 12/31/03                  $  2,232,727    $ (2,608,041)   $   (263,914)
                                     ============    ============    ============




The accompanying footnotes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2004
                            -------------------------




                                                  Year Ended        Year Ended        Cumulative
                                                   12/31/04          12/31/03       from Inception
                                                --------------    --------------    --------------
Cash flows from operating activities:
     Cash received from customers               $         --      $         --      $         --
     Cash paid to employees                               --                --            (122,340)
     Cash paid to suppliers                            (33,000)          (24,299)         (562,550)
     Interest paid                                        --                --              (1,000)
     Income taxes paid                                    --                --                --
                                                --------------    --------------    --------------

        Cash used in operating activities              (33,000)          (24,299)         (685,890)
                                                --------------    --------------    --------------

Cash flows from investing activities;
     Purchase of property and equipment                   --                --              (9,990)
     Web development expenditures                         --                --            (166,126)
     Rental deposit advanced                              --                --             (15,696)
     Advances to former employees                         --                --            (284,534)
                                                --------------    --------------    --------------

        Cash used in investing activities                 --                --            (476,346)
                                                --------------    --------------    --------------


Cash flows from financing activities:
     Proceeds from issuance of common stock               --                --           1,031,677
     Proceeds from note payable, stockholder              --                --              45,000
     Advances from a stockholder                        33,100            24,299            85,659
                                                --------------    --------------    --------------

        Cash provided by financing activities           33,100            24,299         1,162,236
                                                --------------    --------------    --------------

Net increase (decrease) in cash                            100              --                --

Cash at beginning of the period                           --                --                --
                                                --------------    --------------    --------------

Cash at end of the period                       $          100    $         --      $          100
                                                ==============    ==============    ==============







The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2004
                            -------------------------

                           Reconciliation of Net Loss
                         To Net Cash Used in Operations
                         ------------------------------

                                                Year Ended        Year Ended        Cumulative
                                                 12/31/04          12/31/03       from Inception
                                              --------------    --------------    --------------

Net loss                                      $      (72,932)   $      (87,557)   $   (2,680,973)
                                              --------------    --------------    --------------

Adjustment to reconcile net loss to
  net cash used in operations:

     Depreciation and amortization            $         --      $         --      $      165,295
     Common stock issued for services                 45,454            63,258           617,438
     Provision for uncollectable advances               --                --             284,534
     Impairment loss                                    --                --              70,750
     Merger acquisition costs                           --                --             507,694
     (Increase) decrease in assets                      --                --              21,190
     Increase (decrease) in accounts
        payable                                       (5,522)             --              99,993
     Increase (decrease) in accrued
        expenses                                        --                --             228,189
                                              --------------    --------------    --------------
                                                      33,000            63,258         1,955,083
                                              --------------    --------------    --------------

Net cash used in operating activities         $      (33,000)   $      (24,299)   $     (685,890)
                                              ==============    ==============    ==============

                       Supplemental Disclosure of Non Cash
                       Investing and Financing Activities
                       ----------------------------------

Issuance of common stock in
    exchange for services                     $       45,454    $       63,258    $      571,984

Web development expenditures
    incurred as accounts payable              $         --      $         --      $       65,422

Issuance of common stock for
    investment in TFC and GOG                 $         --      $         --      $       38,822
Issuance of common stock in
    repayment of advances from
    stockholder                               $         --      $         --      $       28,260

Settlement of judgments recorded
    as additional paid in capital             $         --      $         --      $      149,709

Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting        $         --      $         --      $       16,178




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

Basis of presentation and going concern uncertainty
---------------------------------------------------

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of December 31, 2004 has a net working capital deficit of approximately $291,392. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Loss per share
--------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the years ended December 31, 2004 and 2003 and the period August 19, 1999 (inception) through December 31, 2004, basic loss per share amounts are computed using 116,205,216, 110,400,000, and 111,406,448 respectively, weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed conversion of preferred stock (Note 3) or the exercise of outstanding stock options (Notes 6 and 8) because the effect would be antidilutive.

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

In connection with the development of REpipeline's website, the Company has capitalized $231,548 of development costs, which consist primarily of the internal labor costs of employees directly associated with the development activity and external direct costs of materials and services consumed during the development activity. These costs were amortized over the three year estimated useful life of the web site beginning December 1, 2000. For the years ended December 31, 2004 and 2003 and the period August 19, 1999 (inception) through December 31, 2004, amortization expense totaled $0, $0 and $160,798, respectively.

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

On October 18, 2001, in connection with the Company's merger with SGI (Note 1), the Company issued 1,000,000 convertible preferred stock shares. The shares were convertible into common stock in an amount such that, when added to the common stock shares already issued to SGI, SGI will own 70% of the outstanding common stock shares of the Company. No other rights or privileges exist with respect to these shares. These shares were cancelled on May 8, 2003.

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

During the year ended December 31, 2004 a director/shareholder had non-interest bearing advances to the Company totaling $32,399 and a non affiliated shareholder totalling $25,000. The advances were due upon demand as funds were available. On December 31, 2002, previous advances of $28,266 were repaid through the issuance of 10,751,166 common stock shares.

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


                                                Year Ended        Year Ended        Cumulative
                                                 12/31/04          12/31/03       from Inception
                                              --------------    --------------    --------------
Net loss attributed to common shareholders:

         As reported                          $      (72,932)   $      (87,557)   $   (2,793,310)
         Pro forma                            $      (72,932)   $      (87,557)   $   (2,680,973)

Basic and diluted loss per share:

         As reported                          $        (.001)   $        (.001)    $       (.024)
         Pro forma                            $        (.001)   $        (.001)    $       (.025)

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended
December 31, 2004 and 2003 and the period  August 19, 1999  (inception)  through
December 31, 2004 is as follows.

                                    Year Ended        Year Ended        Cumulative
                                     12/31/04          12/31/03       from Inception
                                  --------------    --------------    --------------
Tax expense (benefit) computed
     at statutory rate            $      (24,800)   $      (29,800)   $     (886,700)
Increase in valuation allowance           24,800            29,800           886,700
                                  --------------    --------------    --------------
                                  $         --      $         --      $         --
                                  ==============    ==============    ==============

As of December 31, 2004, the Company has approximately $2,600,000 of regular net operating losses to offset future federal income tax, which expire through the year4 2012. Prior to the Company's merger transaction with REP, the Company had prior net operating loss carry forwards of approximately $ 102 million and tax credit carry forwards of approximately $ 2 million. The Tax Reform Act of 1986 imposed substantial restrictions of the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change" as defined by the Internal Revenue Code. If the Company has an "ownership change" as defined by the Internal Revenue Code, the Company's ability to utilize the federal and California net operating losses could be reduced. With respect to the merger transaction with REP (Note 1), the Company has not made this determination and it is not certain whether any of these prior carry forwards will be utilized.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None

                                    PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2004. A summary of the background and experience of each of these individuals immediately follows the table.

Mark Lindberg               37                President, Secretary, and Director

Mark Lindberg, 37, is President, CFO and Director of our Company. Mr. Lindberg has more than 15 years of experience in public accounting, domestic and international finance and management of public and private companies. From time to time, Mr. Lindberg holds various positions as President and CFO of other publicly traded companies. His term as an officer and director in the public companies is generally for short periods as determined in a planned reorganization or completion of a public offering. Mr. Lindberg currently serves as an officer and director in two OTC companies, both in planned reorganizations. Prior to this, he served as Chairman and CEO of an OTC Bulletin

Board Internet holding company. From 1991 to 1996, Mr. Lindberg directed the operations of National Health Care Discount, Inc. in Dallas, Texas, a private direct marketer of health and wellness services. Mr. Lindberg started his career as a Tax Specialist at Deloitte & Touche in Kansas City, Missouri. Mr. Lindberg has a Bachelor of Science degree in accounting from Baker University where he attended on a golf scholarship.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that from January 1, 2004 through December 31, 2004, the filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met. In 2005, the Company intends to aid and assist its officers, directors and greater than 10% stockholders to meet timely filing deadlines.

The board of directors of Photonics Corporation has determined that it does not have a financial expert on its Audit Committee. Due to the limited transactions and current "development stage" circumstances, the board has determined that it is not financially prudent to have an audit committee. Once a merger candidate is discovered or operations for the company begin, the board will include a financial expert on its Audit Committee.

CODE OF ETHICS

Photonics Corporation has adopted a code of ethics for its officers and directors. We will provide to any person without charge, upon written request to our above address, a copy of such code of ethics.


ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

                                Year         Salary     Bonus     Stock Awards

Mark Lindberg                   2004         $0         $0        $ 0
President, Treasurer,           2003         $0         $0        $ 0
Secretary                       2002         $0         $0        $ 5,000 (1)

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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2004, certain information concerning the beneficial ownership of each class of our voting stock held by:

         - each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

         -        each of our directors; - each of our executive officers; and

         -        all of our executive officers and directors as a group.

NAME AND ADDRESS (1)         COMMON (2)     % COMMON    PREFERRED    % PREFERRED

Mark Lindberg                 5,000,000       4.19        --             --
G. Thomas Bailey (3)          1,000,000       *           --             --
OTC Support, Inc.            10,751,166       9.01

Officers and Directors
as a group                    5,000,000       4.19%       --             --

     (1) The address of each officer and director is 2724 Routh Street, Dallas, Texas 75201.
     (2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Figures are as of December 31, 2004.
     (3) G. Thomas Bailey also has 7,354,039 options that can be exercised at $0.01 per share. If exercised, Mr. Bailey's ownership in the Company would be 7.00%.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2004, the Company has received short term, non interest bearing loans or advances from entities affiliated with is President, Mark Lindberg and another shareholder of the company totaling $57,399. The loans are due on demand.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8K

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

                  32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (b)      Reports on Form 8-K. None

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $9,390 and $11,100 for the years ended December 31, 2004 and 2003, respectively.

Audit-Related Fees: None

Tax Fees: None.

All Other Fees: None


SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    January 17, 2005

BY:  /s/ Mark Lindberg
   -------------------------------------------
         Mark Lindberg
         President and CFO