Form 10KSB/A
period 2004-12-31
PHOTONICS CORP
filed 2005-05-16
CIK 912844

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


                                     PART I


ITEM 1 BUSINESS                                                          Page 3

ITEM 2 PROPERTIES                                                        Page 4

ITEM 3 LEGAL PROCEEDINGS - PHOTONICS CORPORATION                         Page 4

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               Page 6


                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS                                               Page 6

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS                             Page 7

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE                            Page 27

            Item 8A - Controls and Procedures                            Page 27
            Item 8B - Other information                                  Page 27

                                    PART III


Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 Page 27

ITEM 10 EXECUTIVE COMPENSATION                                           Page 28

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   Page 28

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   Page 29

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                 Page 29

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES                           Page 30

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

ITEM 7 FINANCIAL STATEMENTS






                              Photonics Corporation

                                and Subsidiaries

                          (A Development Stage Company)

                              Financial Statements

                                       and

             Report of Independent Registered Public Accounting Firm

                     Years Ended December 31, 2004 and 2003

                                       and

                   For the Period August 19, 1999 (Inception)

                            Through December 31, 2004

                                 C O N T E N T S
                                 ---------------



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..............F-1

CONSOLIDATED BALANCE SHEETS..........................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS................................F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT.....................F-4 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS................................F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................F-10 - F-19

             Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



/s/ Turner, Stone & Company
Turner, Stone & Company
Certified Public Accountants
Dallas, Texas
January 10, 2005


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                                     Assets


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



                                                                   Cumulative
                                      Year Ended     Year Ended       from
                                       12/31/04       12/31/03      Inception
                                     -----------    -----------    -----------


Revenues                             $      --      $      --      $      --
                                     -----------    -----------    -----------

Cost and Expenses
     Web site development costs             --             --          450,313
     Marketing and promotion                --             --           64,400
     Compensation and benefits              --             --          345,836
     General and administrative           72,932         87,557      1,136,441
     Acquisition costs                      --             --          507,694
     Depreciation and amortization          --             --          165,295
                                     -----------    -----------    -----------
                                          72,932         87,557      2,670,519

Loss from operations                     (72,932)       (87,557)    (2,670,519)

Interest expense                            --             --           10,454
                                     -----------    -----------    -----------

Loss before income taxes                 (72,932)       (87,557)    (2,680,973)

Provisions for income tax benefits          --             --             --
                                     -----------    -----------    -----------

Net loss                             $   (72,932)   $   (87,557)   $(2,680,973)
                                     ===========    ===========    ===========

Loss per share
     Basic                           $    (.0006)   $    (.0008)   $    (.0224)
     Diluted                         $    (.0006)   $    (.0008)   $    (.0224)







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



                                                                               Cumulative
                                                 Year Ended     Year Ended       from
                                                  12/31/04       12/31/03      Inception
                                                -----------    -----------    -----------
Cash flows from operating activities:
     Cash received from customers               $      --      $      --      $      --
     Cash paid to employees                            --             --         (122,340)
     Cash paid to suppliers                         (33,000)       (24,299)      (562,550)
     Interest paid                                     --             --           (1,000)
     Income taxes paid                                 --             --             --
                                                -----------    -----------    -----------

        Cash used in operating activities           (33,000)       (24,299)      (685,890)
                                                -----------    -----------    -----------

Cash flows from investing activities;
     Purchase of property and equipment                --             --           (9,990)
     Web development expenditures                      --             --         (166,126)
     Rental deposit advanced                           --             --          (15,696)
     Advances to former employees                      --             --         (284,534)
                                                -----------    -----------    -----------

        Cash used in investing activities              --             --         (476,346)
                                                -----------    -----------    -----------


Cash flows from financing activities:
     Proceeds from issuance of common stock            --             --        1,031,677
     Proceeds from note payable, stockholder           --             --           45,000
     Advances from a stockholder                     33,100         24,299         85,659
                                                -----------    -----------    -----------

        Cash provided by financing activities        33,100         24,299      1,162,236
                                                -----------    -----------    -----------

Net increase (decrease) in cash                         100           --             --

Cash at beginning of the period                        --             --             --
                                                -----------    -----------    -----------

Cash at end of the period                       $       100    $      --      $       100
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

                           Reconciliation of Net Loss
                         To Net Cash Used in Operations
                         ------------------------------


                                                                          Cumulative
                                             Year Ended     Year Ended       from
                                              12/31/04       12/31/03      Inception
                                            -----------    -----------    -----------

Net loss                                    $   (72,932)   $   (87,557)   $(2,680,973)
                                            -----------    -----------    -----------
Adjustment to reconcile net loss to
  net cash used in operations:

     Depreciation and amortization          $      --      $      --      $   165,295
     Common stock issued for services            45,454         63,258        617,438
     Provision for uncollectable advances          --             --          284,534
     Impairment loss                               --             --           70,750
     Merger acquisition costs                      --             --          507,694
     (Increase) decrease in assets                 --             --           21,190
     Increase (decrease) in accounts
        payable                                  (5,522)          --           99,993
     Increase (decrease) in accrued
        expenses                                   --             --          228,189
                                            -----------    -----------    -----------
                                                 33,000         63,258      1,955,083
                                            -----------    -----------    -----------

Net cash used in operating activities       $   (33,000)   $   (24,299)   $  (685,890)
                                            ===========    ===========    ===========

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

Property and equipment
----------------------

Property and equipment was stated at cost less accumulated depreciation. Depreciation of property and equipment was being provided by the straight-line method over estimated useful lives of three to seven years. During the year ended December 31, 2000, the Company's property and equipment was taken in connection with its abandonment of its leased facilities (Note 5).

Loss per share
--------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are computed using the weighted-average number of common and common equivalent shares outstanding during the periods. For the years ended December 31, 2004 and 2003 and the period August 19, 1999 (inception) through December 31, 2004, basic loss per share amounts are computed using 116,205,216, , and 111,406,448 respectively, weighted average number of common stock shares outstanding, after retroactively adjusting these shares for the reverse merger acquisition. No effect has been given to the assumed conversion of preferred stock (Note 3) or the exercise of outstanding stock options (Notes 5 and 7) because the effect would be antidilutive.

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

Recent Accounting Pronouncements
--------------------------------

During the year ended December 31, 2004, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 153, Exchanges of Nonmonetary Assets. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In December 2004, the FSAB issued SFAS No. 123R, Share-Based Payments, revising to SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results.


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

In October 2000, the Company borrowed $45,000 from a stockholder. The note payable is due on or before August 31, 2001, bears interest at 9.0% and is unsecured. The note also granted an option, which expired on August 31, 2001, to purchase 45,000 common stock shares at $1.00 per share. At December 31, 2002 and 2001, accrued interest payable on this note totaled $5,404 and $1,354. (prior to the BBX transaction described below).

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

In  connection  with the  Company's  acquisition  of SGI (Note 1),  the  Company
renegotiated  the  stock  options   previously  granted  to  former  members  of
management  (Note 4).  These  options  for  8,679,039  common  stock  shares are considered a new grant pursuant to the above  pronouncement and are revalued for purposes of the pro forma  information.  These options are fully vested,  do not expire and exercisable at $.01 per share, the closing bid price of the Company's common stock on the date of grant.  Accordingly,  no compensation was charged to income using the intrinsic value method of accounting.

SFAS 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed in this pronouncement. The
Company estimates the fair value of the stock options at the grant date by using the Black-Scholles option pricing-model with the following weighted-average assumptions: dividend yield of 0; expected volatility of 187 percent; risk-free interest rates of 5.6%; and expected lives of three years. The estimated fair value of these options was determined to be $.01. Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below. (Note 1)

                                                                            Cumulative
                                               Year Ended     Year Ended       from
                                                12/31/04       12/31/03      Inception
                                              -----------    -----------    -----------
Net loss attributed to common shareholders:

    As reported                               $   (72,392)   $   (87,557)   $(2,793,310)
    Pro forma                                 $   (72,392)   $   (87,557)   $(2,680,973)

Basic and diluted loss per share:

    As reported                               $    (.0008)   $    (.0008)   $    (.0236)
    Pro forma                                 $    (.0008)   $    (.0008)   $    (.0236)

On February 24, 2004, the Company established the 2004 Stock Plan. This plan registers, via an S-8 registration statement, up to 18,000,000 shares of common stock to be issued to qualified recipients. Eligible Participants in the Plan shall be such key employees, non-employee directors and consultants of the Company and its Subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The
Committee's designation of a Participant in any year shall not require the Committee to designate such person to receive Awards in any other year. The designation of a Participant to receive an Award under one portion of the Plan does not require the Committee to include such Participant under other portions of the Plan. The Committee shall consider such factors as it deems pertinent in selecting Participants and in determining the types and amounts of their respective Awards.

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

                                                              Cumulative
                                  Year Ended    Year Ended       from
                                   12/31/04      12/31/03      Inception
                                  ----------    ----------    ----------

Tax expense (benefit) computed
     at statutory rate            $  (24,800)   $  (29,800)   $ (886,700)
Increase in valuation allowance       24,800        29,800       886,700
                                  ----------    ----------    ----------
                                  $     --      $     --      $     --
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

PHOTONICS CORPORATION

DATE:    January 17, 2005

BY:  /s/ Mark Lindberg
   --------------------------
         Mark Lindberg
         President and CFO