Form 10QSB
period 2005-03-31
PHOTONICS CORP
filed 2005-05-16
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934
                For the Three Month period ended March 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

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

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of May 12, 2005 was 129,309,075 shares.

                              PHOTONICS CORPORATION

                      For the quarter ended March 31, 2005

                                      INDEX
                                                                     Page Number

Introduction                                                              3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                       3

Consolidated Balance Sheets as of
March 31, 2005 and 2004                                                   4

Consolidated Statements of Operations
For the Three Months ended March 31, 2005
and March 31, 2004                                                        5

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005
and March 31, 2004                                                        6

Notes to Condensed and Consolidated Financial Statements                  8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      10

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                 11
ITEM 2 Changes in Securities                                             13
ITEM 3 Defaults Upon Senior Securities                                   13
ITEM 4 Submission of Matters of a Vote of Security Holders               13
ITEM 5 Other Information                                                 13
ITEM 6 Exhibits and Reports on Form 8-K                                  13

SIGNATURE
14

Exhibit 31 - Certification                                               15

Exhibit 32 - Sarbanes Oxley                                              16

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

PART I FINANCIAL INFORMATION

                          ITEM 1 FINANCIAL STATEMENTS

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated interim financial statements are read in conjunction with the consolidated financial statement and the notes thereto included in the Company Annual Report on Form 10KSB for the year ended December 31, 2004. The accompanying consolidated interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                     Assets
                                     ------
                                                                 2005           2004
                                                              -----------    -----------
Current assets:
     Cash                                                     $       100    $      --
                                                              ===========    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
     Accounts payable, trade                                  $   234,093    $   234,093
     Accrued expenses                                               4,100           --
     Note payable, stockholder                                       --             --
     Loan due stockholders                                         60,399         29,299
                                                              -----------    -----------

         Total current liabilities                                298,592        263,392
                                                              -----------    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, no shares issued or
        outstanding                                                  --             --
     Common stock, $.001 par value, 200,000,000
        shares authorized, 119,309,075 and 115,309,075,
        shares issued and outstanding, respectively               119,309        115,309
     Paid in capital in excess of par                           2,270,272      2,258,272
     Deficit accumulated during the development stage          (2,688,073)    (2,636,973)
                                                              -----------    -----------

                                                                 (298,492)      (263,392)
                                                              -----------    -----------

                                                              $       100    $      --
                                                              ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED MARCH 31, 2005 AND 2004
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2005


                                       Quarter        Quarter      Cumulative
                                        Ended          Ended          from
                                       3/31/05        3/31/04       Inception
                                     -----------    -----------    -----------


Revenues                             $      --      $      --      $      --
                                     -----------    -----------    -----------

Cost and Expenses
     Web site development costs             --             --          450,313
     Marketing and promotion                --             --           64,400
     Compensation and benefits              --             --          345,836
     General and administrative            7,100         28,932      1,144,081
     Acquisition costs                      --             --          507,694
     Depreciation and amortization          --             --          165,295
                                     -----------    -----------    -----------
                                           7,100         28,932      2,677,619

Loss from operations                      (7,100)       (28,932)    (2,677,619)

Interest expense                            --             --           10,454
                                     -----------    -----------    -----------

Loss before income taxes                  (7,100)       (28,932)    (2,688,073)

Provisions for income tax benefits          --             --             --
                                     -----------    -----------    -----------

Net loss                             $    (7,100)   $   (28,932)   $(2,688,073)
                                     ===========    ===========    ===========

Loss per share
     Basic                           $    (.0001)   $    (.0006)   $    (.0225)
     Diluted                         $    (.0001)   $    (.0006)   $    (.0225)







The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2005

                                                Three Months    Three Months     Cumulative
                                                   Ended          Ended            from
                                                  3/31/05        3/31/04         Inception
                                                ------------    ------------    ------------
Cash flows from operating activities:

     Cash received from customers               $       --      $       --      $       --
     Cash paid to employees                             --              --          (122,340)
     Cash paid to suppliers                           (3,000)         (5,000)       (565,550)
     Interest paid                                      --              --            (1,000)
     Income taxes paid                                  --              --              --
                                                ------------    ------------    ------------

        Cash used in operating activities             (3,000)         (5,000)       (688,890)
                                                ------------    ------------    ------------

Cash flows from investing activities:

     Purchase of property and equipment                 --              --            (9,990)
     Web development expenditures                       --              --          (166,126)
     Rental deposit advanced                            --              --           (15,696)
     Advances to former employees                       --              --          (284,534)
                                                ------------    ------------    ------------

        Cash used in investing activities               --              --          (476,346)
                                                ------------    ------------    ------------


Cash flows from financing activities:

     Proceeds from issuance of common stock             --              --         1,031,677
     Proceeds from note payable stockholder             --              --            45,000
     Proceeds from loan due director                   3,000           5,000          88,659
                                                ------------    ------------    ------------

        Cash provided by financing activities          3,000           5,000       1,165,236
                                                ------------    ------------    ------------

Net increase (decrease) in cash                         --              --               100

Cash at beginning of the period                          100            --              --
                                                ------------    ------------    ------------

Cash at end of the period                       $        100    $       --      $        100
                                                ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                             THROUGH MARCH 31, 2005

                           Reconciliation of Net Loss
                         To Net Cash Used in Operations
                         ------------------------------

                                              Quarter        Quarter      Cumulative
                                               Ended          Ended          from
                                              3/31/05        3/31/04       Inception
                                            -----------    -----------    -----------

Net loss                                    $    (7,100)   $   (28,932)   $(2,688,073)
                                            -----------    -----------    -----------

Adjustment to reconcile net loss to
  net cash used in operations:

     Depreciation and amortization          $      --      $      --      $   165,295
     Common stock issued for services              --           29,454        617,438
     Provision for uncollectible advances          --             --          284,534
     Impairment loss                               --             --           70,750
     Merger acquisition costs                      --             --          507,694
     (Increase) decrease in assets                 --             --           21,190
     Increase (decrease) in accounts
        payable                                    --             --           99,993
     Increase (decrease) in accrued
        expenses                                  4,100         (5,522)       232,289
                                            -----------    -----------    -----------
                                                  3,000         23,932      1,959,183
                                            -----------    -----------    -----------

Net cash used in operating activities       $    (3,000)   $    (5,000)   $  (688,890)
                                            ===========    ===========    ===========

                       Supplemental Disclosure of Non Cash
                       Investing and Financing Activities
                       ----------------------------------

Issuance of common stock in
    exchange for services                   $      --      $    29,454    $   571,984
Web development expenditures
    incurred as accounts payable            $      --      $      --      $    65,422
Issuance of common stock for
    investment in TFC and GOG               $      --      $      --      $    38,822
Issuance of common stock in
    repayment of advances from
    stockholder                             $      --      $      --      $    28,260
Settlement of judgments recorded
    as additional paid in capital           $      --      $      --      $   149,709
Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting      $      --      $      --      $    16,178



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

In October 2001, the Company acquired all of the outstanding common stock of The Sarasota Group, Inc. (SGI), a Florida corporation, in exchange for the issuance of 1,000,000 convertible preferred stock shares and 14,200,000 common stock shares. At the same time, the Company's then current officers and directors resigned and the Company elected new officers and directors. Since then, the preferred shares of stock have been cancelled.

SGI was incorporated on November 13, 2001, and prior to the acquisition had no assets, liabilities or business operations. The purchase price, which exceeded the fair value of net assets acquired, has been charged against operations and reflected in the accompanying consolidated financial statements as an acquisition cost.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB (Annual Report) for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the year ending December 31, 2005.

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


Going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of March 31, 2005 has a net working capital deficit of approximately $298,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock based incentive program

SFAS No. 123R, "Share-Based Payments," a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees", requires establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

ITEM 5 OTHER INFORMATION

After the quarter ended March 31, 2005, the Board issued 10,000,000 shares of common stock for legal services and consulting services.

ITEM 6 EXHIBITS


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

PHOTONICS CORPORATION

DATE:    May 12, 2005

BY:  /s/ Mark Lindberg
   -----------------------
         Mark Lindberg
         President