Form 10QSB
period 2005-06-30
PHOTONICS CORP
filed 2005-08-01
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                  For the Six Month period ended June 30, 2005

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

Yes    X           No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of July 28, 2005 was 129,309,075 shares.

                              PHOTONICS CORPORATION

                       For the period ended June 30, 2005

                                      INDEX
                                                                     Page Number

Introduction                                                              3

PART I FINANCIAL INFORMATION

ITEM I Interim Financial Statements                                       3

Consolidated Balance Sheets as of
June 30, 2005 and 2004                                                    4

Consolidated Statements of Operations
For the Three and Six Months ended June 30, 2005
and June 30, 2004                                                         5

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005
and June 30, 2004                                                         6

Notes to Condensed and Consolidated Financial Statements                  8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      10

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                 12
ITEM 2 Changes in Securities                                             12
ITEM 3 Defaults Upon Senior Securities                                   12
ITEM 4 Submission of Matters of a Vote of Security Holders               12
ITEM 5 Other Information                                                 12
ITEM 6 Exhibits and Reports on Form 8-K                                  12

SIGNATURE                                                                13

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


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2005 AND 2004
                                    Unaudited

                                     Assets
                                     ------
                                                                  2005           2004
                                                              -----------    -----------
Current assets:
     Cash                                                     $       100    $       100
                                                              ===========    ===========



                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                  $   234,093    $   234,093
     Accrued expenses                                                --            3,000
     Note payable, stockholder                                       --             --
Advances from stockholder                                          67,182         29,399
                                                              -----------    -----------

         Total current liabilities                                301,275        266,492
                                                              -----------    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, none and none shares issued
        or outstanding                                               --             --
     Common stock, $.001 par value, 200,000,000
        shares authorized, 129,309,075 and 115,309,075
        shares issued and outstanding, respectively               129,309        115,309
     Paid in capital in excess of par                           2,300,272      2,258,272
     Deficit accumulated during the development stage          (2,730,756)    (2,639,973)
                                                              -----------    -----------

                                                                 (301,175)      (266,392)
                                                              -----------    -----------

                                                              $       100    $       100
                                                              ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                              THROUGH JUNE 30, 2005
                                    Unaudited



                                                                                                      Cumulative
                                     Three Months    Three Months     Six Months      Six Months         from
                                        6/30/05         6/30/04         6/30/05         6/30/04       Inception
                                     ------------    ------------    ------------    ------------    ------------

Revenues                             $       --      $       --      $       --      $       --      $       --
                                     ------------    ------------    ------------    ------------    ------------
Cost and Expenses
     Web site development costs              --              --              --              --           450,313
     Marketing and promotion                 --              --              --              --            64,400
     Compensation and benefits               --              --              --              --           345,836
     General and administrative            42,683           3,000          49,783          31,932       1,186,764
     Acquisition costs                       --              --              --              --           507,694
     Depreciation and amortization           --              --              --              --           165,295
                                     ------------    ------------    ------------    ------------    ------------
                                           42,683           3,000          49,783          31,932       2,720,302

Loss from operations                      (42,683)         (3,000)        (49,783)        (31,932)     (2,720,302)

Interest expense                             --              --              --              --            10,454
                                     ------------    ------------    ------------    ------------    ------------

Loss before income taxes                  (42,683)         (3,000)        (49,783)        (31,932)     (2,730,756)

Provisions for income tax benefits           --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

Net loss                             $    (42,683)   $     (3,000)   $    (49,783)   $    (31,932)   $ (2,730,756)
                                     ============    ============    ============    ============    ============

Loss per share
     Basic                           $     (.0003)   $     (.0001)   $     (.0004)   $     (.0003)   $     (.0211)
     Diluted                         $     (.0003)   $     (.0001)   $     (.0004)   $     (.0003)   $     (.0211)









The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                              THROUGH JUNE 30, 2005
                                    Unaudited



                                                 Six Months     Six Months    Cumulative
                                                   Ended          Ended         from
                                                  6/30/05        6/30/04      Inception
                                                -----------    -----------   -----------
Cash flows from operating activities:
     Cash received from customers               $      --      $      --     $      --
     Cash paid to employees                            --             --        (122,340)
     Cash paid to suppliers                           9,783           --        (572,333)
     Interest paid                                     --             --          (1,000)
     Income taxes paid                                 --             --            --
                                                -----------    -----------   -----------

        Cash used in operating activities            (9,783)          --        (695,673)
                                                -----------    -----------   -----------

Cash flows from investing activities;
     Purchase of property and equipment                --             --          (9,990)
     Web development expenditures                      --             --        (166,126)
     Rental deposit advanced                           --             --         (15,696)
     Advances to former employees                      --             --        (284,534)
                                                -----------    -----------   -----------

        Cash used in investing activities              --             --        (476,346)
                                                -----------    -----------   -----------


Cash flows from financing activities:
     Proceeds from issuance of common stock            --             --       1,031,677
     Proceeds from note payable stockholder            --             --          45,000
     Advances from loan due director                  9,783            100        95,442
                                                -----------    -----------   -----------

        Cash provided by financing activities         9,783            100     1,172,119
                                                -----------    -----------   -----------

Net increase in cash                                   --              100           100

Cash at beginning of the period                         100           --            --
                                                -----------    -----------   -----------

Cash at end of the period                       $       100    $       100   $       100
                                                ===========    ===========   ===========







The accompanying notes are an integral part of the consolidated financial statements.


                              PHOTONICS CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                              THROUGH JUNE 30, 2005
                                    Unaudited

                           Reconciliation of Net Loss
                         To Net Cash Used in Operations
                         ------------------------------

                                                  Six Months     Six Months    Cumulative
                                                    Ended          Ended          from
                                                   6/30/05        6/30/04       Inception
                                                 -----------    -----------    -----------

Net loss                                         $   (49,783)   $    (3,000)   $(2,730,757)
                                                 -----------    -----------    -----------
Adjustment to reconcile net loss to
  net cash used in operations:
     Depreciation and amortization               $      --      $      --      $   165,295
     Common stock issued for services                 40,000           --          657,438
     Provision for uncollectible advances               --             --          284,534
     Impairment Loss                                    --             --           70,750
     Merger acquisition costs                           --             --          507,694
     (Increase) decrease in assets                      --             --           21,190
     Decrease in prepaid assets                         --             --           37,528
     Increase (decrease) in accounts
        Payable/loans from shareholder                 9,783           --          109,776
     Increase (decrease) in accrued
        expenses                                        --            3,000        232,289
                                                 -----------    -----------    -----------
                                                        --             --        2,086,494
                                                 -----------    -----------    -----------

Net cash used in operating activities            $      --      $      --      $  (644,263)
                                                 ===========    ===========    ===========

                       Supplemental Disclosure of Non Cash
                       Investing and Financing Activities
                       ----------------------------------

Issuance of common stock in
    exchange for services                        $    40,000    $      --      $   611,294
Web development expenditures
    incurred as accounts payable                 $      --      $      --      $    65,422
Issuance of common stock for
    investment in TFC and GOG                    $      --      $      --      $    38,822
Issuance of common stock in
    repayment of advances from
    stockholder                                  $      --      $      --      $    28,260
Settlement of judgments recorded
    as additional paid in capital                $      --      $      --      $   149,709
Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting           $      --      $      --      $    16,178



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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the year ending December 31, 2005.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, The Sarasota Group, Inc., a Florida corporation. All intercompany transactions, accounts and balances have been eliminated in the consolidation and there were no material inter-company transactions.

After its transfer of REP common stock shares to BBX, the Board voted to spin-off its remaining 1,005,207 common stock share holdings to stockholders as a dividend thereby fully divesting itself of this subsidiary.


Going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of June 30, 2005 has a net working capital deficit of approximately $301,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PHOTONICS CORPORATION

DATE:    August 1, 2005

BY:  /s/ Mark Lindberg
   ------------------------
         Mark Lindberg
         President