Form 10QSB
period 2005-09-30
PHOTONICS CORP
filed 2005-11-10
CIK 912844

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
               For the Nine Month period ended September 30, 2005

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

Yes   X     No

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of November 1, 2005 was 129,309,075 shares.

                              PHOTONICS CORPORATION

                     For the period ended September 30, 2005

                                      INDEX

                                                                     Page Number

Introduction

PART I FINANCIAL INFORMATION                                              3

ITEM I Interim Financial Statements                                       3

Consolidated Balance Sheets as of
September 30, 2005 and 2004                                               4

Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2005
and September 30, 2004                                                    5

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005
and September 30, 2004                                                    6

Notes to Condensed and Consolidated Financial Statements                  8

ITEM 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      10

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings                                                 11
ITEM 2 Changes in Securities                                             12
ITEM 3 Defaults upon Senior Securities                                   12
ITEM 4 Submission of Matters of a Vote of Security Holders               12
ITEM 5 Other Information                                                 12
ITEM 6 Exhibits and Reports on Form 8-K                                  12

SIGNATURE
                                                                         13

Exhibit 31 - Certification

Exhibit 32 - Sarbanes Oxley

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


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           SEPTEMBER 30, 2005 AND 2004
                           ---------------------------

                                     Assets
                                     ------

                                                                   2005           2004
Current assets:
     Cash                                                      $       100    $       100
                                                               ===========    ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable, trade                                   $    14,938    $   234,093
     Accrued expenses                                                 --             --
     Note payable, stockholder                                        --             --
     Loan due stockholders                                         145,578         57,399
                                                               -----------    -----------

         Total current liabilities                                 160,516        291,492
                                                               -----------    -----------

Stockholders' deficit:
     Preferred stock, $.001 par value, 50,000,000
         shares authorized, none and 1,000,000 shares issued
        and outstanding                                               --             --
     Common stock, $.001 par value, 200,000,000
        shares authorized, 129,309,075 and 119,309,075,
        shares issued and outstanding, respectively                129,309        119,309
     Paid in capital in excess of par                            2,300,272      2,270,272
     Deficit accumulated during the development stage           (2,589,997)    (2,680,973)
                                                               -----------    -----------

                                                                  (160,416)      (291,392)
                                                               -----------    -----------

                                                               $       100    $       100
                                                               ===========    ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004
               --------------------------------------------------
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                   ------------------------------------------
                           THROUGH SEPTEMBER 30, 2005
                           --------------------------




                                      Three Months      Three Months       Nine Months       Nine Months       Cumulative
                                         9/30/05           9/30/04           9/30/05           9/30/04       From Inception
                                     --------------    --------------    --------------    --------------    --------------

Revenues                             $         --      $         --      $         --      $         --      $         --
                                     --------------    --------------    --------------    --------------    --------------


Cost and Expenses
     Web site development costs                --                --                --                --             450,313
     Marketing and promotion                   --                --                --                --              64,400
     Compensation and benefits                 --                --                --                --             345,836
     General and administrative              33,374            41,000            83,157            72,932         1,220,138
     Gain on Discharge of Debt             (174,133)             --            (174,133)             --            (174,133)
     Acquisition costs                         --                --                --                --
                                                                                                                    507,694
     Depreciation and amortization             --                --                --                --             165,295
                                     --------------    --------------    --------------    --------------    --------------
                                           (140,759)           41,000           (90,976)           72,932         2,579,543

Gain/(Loss) from operations                 140,759           (41,000)           90,976           (72,932)       (2,579,543)

Interest expense                               --                --                --                --              10,454
                                     --------------    --------------    --------------    --------------    --------------

Gain/(Loss) before income taxes             140,759           (41,000)           90,976           (72,932)       (2,589,997)

Provisions for income tax benefits             --                --                --                --                --
                                     --------------    --------------    --------------    --------------    --------------

Net gain/(loss)                      $      140,759    $      (41,000)   $       90,976    $      (72,932)   $   (2,589,997)
                                     ==============    ==============    ==============    ==============    ==============

Loss per share
     Basic                           $        .0010    $       (.0003)   $        .0006    $       (.0006)   $       (.0200)
     Diluted                         $        .0010    $       (.0003)   $        .0006    $       (.0006)   $       (.0200)




               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                  ---------------------------------------------
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                   ------------------------------------------
                           THROUGH SEPTEMBER 30, 2005
                           --------------------------


                                                Nine Months Ended    Nine Months Ended       Cumulative
                                                     9/30/05              9/30/04          from Inception
                                                -----------------    -----------------    -----------------
Cash flows from operating activities:

     Cash received from customers               $            --      $            --      $            --
     Cash paid to employees                                  --                   --               (122,340)
     Cash paid to suppliers                               (39,783)             (33,000)            (602,333)
     Cash paid to settle debt                             (48,396)                --                (48,396)
     Interest paid                                           --                   --                 (1,000)
     Income taxes paid                                       --                   --                   --
                                                -----------------    -----------------    -----------------

        Cash used in operating activities                 (88,179)             (33,000)            (774,069)
                                                -----------------    -----------------    -----------------

Cash flows from investing activities:

     Purchase of property and equipment                      --                   --                 (9,990)
     Web development expenditures                            --                   --               (166,126)
     Rental deposit advanced                                 --                   --                (15,696)
     Advances to former employees                            --                   --               (284,534)
                                                -----------------    -----------------    -----------------

        Cash used in investing activities                    --                   --               (476,346)
                                                -----------------    -----------------    -----------------


Cash flows from financing activities:

     Proceeds from issuance of common stock                  --                   --              1,031,677
     Proceeds from note payable stockholder                  --                 78,396               45,000
     Advances from stockholder                             88,179               33,100              173,838
                                                -----------------    -----------------    -----------------

        Cash provided by financing activities              88,179               33,100            1,250,515
                                                -----------------    -----------------    -----------------

Net increase (decrease) in cash                               100                  100                  100

Cash at beginning of the period                              --                   --                   --
                                                -----------------    -----------------    -----------------

Cash at end of the period                       $             100    $             100    $             100
                                                =================    =================    =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.


                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                  SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                  --------------------------------------------
                   FOR THE PERIOD AUGUST 19, 1999 (INCEPTION)
                   ------------------------------------------
                           THROUGH SEPTEMBER 30, 2005
                           --------------------------

                           Reconciliation of Net Loss
                           --------------------------
                         To Net Cash Used in Operations
                         ------------------------------

                                            Nine Months Ended    Nine Months Ended       Cumulative
                                                 9/30/05              9/30/04          from Inception
                                            -----------------    -----------------    -----------------
Net gain/(loss)                             $          90,976    $         (72,932)          (2,589,997)
                                            -----------------    -----------------    -----------------

Adjustment to reconcile net loss to
   net cash used in operations:
     Depreciation and amortization          $            --      $            --                165,295
     Common stock issued for services                  40,000               45,454              657,438
     Provision for uncollectible advances                --                   --                284,534
     Impairment loss                                     --                   --                 70,750
     Merger acquisition costs                            --                   --                507,694
     Decrease in assets                                  --                   --                 21,190
     (Increase) decrease in notes payable                --                   --                   --
     Increase (decrease) in accounts
        payable                                      (219,155)              (5,522)            (119,162)
     Increase (decrease) in accrued
        expenses                                         --                   --                228,189
                                            -----------------    -----------------    -----------------
                                                     (179,155)              39,932            1,815,928
                                            -----------------    -----------------    -----------------
Net cash used in operating activities       $         (88,179)   $         (33,000)   $        (774,069)
                                            =================    =================    =================

                      Supplemental Disclosure of Non Cash
                      -----------------------------------
                       Investing and Financing Activities
                       ----------------------------------

Issuance of common stock in
    exchange for services                   $          40,000    $          45,454    $         611,294
Web development expenditures
    incurred as accounts payable            $            --      $            --      $          65,422
Issuance of common stock for
    investment in TFC and GOG               $            --      $            --      $          38,822
Issuance of common stock in
    repayment of advances from
    stockholder                             $            --      $            --      $          28,260
Settlement of judgments recorded
    as additional paid in capital           $            --      $            --      $         146,709
Transfer of TFC, GOG and REP shares
    in exchange for prepaid consulting      $            --      $            --      $          16,178

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

                              PHOTONICS CORPORATION
                              ---------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and operations

Photonics Corporation, formerly dba DTC Data Technology (the Company, Photonics, and DTC), a California corporation, began from a merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company did design, develop, and market Integrated Device Electronics (IDE) and Small Computer Systems Interface
(SCSI) disk controller cards and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date, the Company has been inactive and in the development stage.

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

Prior to this merger on July 10, 2000, REPipeline.com, Inc., a Texas corporation also incorporated on June 8, 2000, agreed to purchase the assets and assume the certain liabilities and shareholder's equity of RealEstate4Sale.com. RealEstate4Sale.com, ("RE4S") was incorporated in Colorado on August 17, 1999, and its purpose was to provide commercial real estate listings on the Internet. However, the concept was deemed to be too narrow for the marketplace, which requires a wider variety of services to the commercial real estate market over the Internet, which is best addressed by the expanded concept of REP.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the operating results expected for any succeeding fiscal quarter or for the year ending December 31, 2005.

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

Going concern uncertainty

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring losses and as of September 30, 2005 has a net working capital deficit of approximately $301,000. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock based incentive program

SFAS No. 123R, "Share-Based Payments," a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees", requires establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after September 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results.

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

Plan of Operation.

We are in a development stage and have not conducted any operations since we ceased our internet operations nearly 48 months ago. We will be relying on cash on hand and infusions from our officers and directors in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Texas. Other than the foregoing, we do not anticipate spending any money.

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

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

     1. Abstract of judgment dated October 12, 1999; Plaintiff Insight Electronics. Defendant Data Technologies Corporation. Amount of judgment: $110,252.00. In the third quarter of 2005, the Registrant entered into a settlement agreement with Insight Electronics whereby the Registrant would agree to pay $30,000 to settle the debt. The debt was settled in August 2005.
     2. Default Judgment February 17, 2000, Plaintiff Danka Funding Company v. Defendant Photonics, Docket No. L-8482-99, Superior Court of New
          Jersey Law Division, Bergen County for $40,474.00 with proposed settlement offer by Danka of $ 30,355.72 as of March 22, 2000. (lease of Kodak 85 Copier) Notice of Judgment dated November 29, 2000, Santa Clara County Superior Court - Central District, Plaintiff Danka Funding Company, LLC v. Defendant Photonics Corporation. Amount of judgment $ 41,341.89. In the third quarter of 2005, the Registrant entered into a settlement agreement with Danka Funding whereby the Registrant would agree to pay $250 to settle the debt. The debt was settled in August 2005.
     3. Litigation Superior Court, Contra Costa County, CA., Plaintiff L.A. Commercial Group, Inc (Bay Alarm) Defendant Photonics Corporation, for the amount of $8,666.00. In the third quarter, every attempt to contact the debtor for settlement was pursued, but could not be located. The debt was written off in the third quarter.
     4. Default Judgment, Dallas County, Texas, Clerk of the County Courts Law No. 5, Bowne of Dallas, LP v. Photonics Corporation, et al, cause number cc-02-14411-e, for $28,641, in July 2003. In the third quarter of 2005, the Registrant entered into a settlement agreement with Bowne of Dallas whereby the Registrant would agree to pay $17,500 to settle the debt. The debt was settled in August 2005.

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

In the third quarter of 2005, the Registrant settled additional non litigation debts totaling $34,495.42 for $646.37. For the period, the Company recognized $174,133 in income from the Gain on Forgiveness/Settlement of Debt.

New management of Photonics is not currently aware of any additional pending or threatened legal actions, but believes there is a distinct possibility of such actions. Management is not able to quantify such actions in relation to the financial statements represented herein.

LEGAL PROCEEDINGS - REPIPELINE.COM, INC., which could affect Photonics

Around June 2000, REpipeline.com, Inc. (Texas) acquired the assets of Realestate4sale.com (RE4S). One of the assets REpipeline did not acquire was a claim by the company against Doug Fonteno. Prior to his displacement from RE4S on April 1, 2000, Mr. Fonteno made numerous non interest bearing advances to him and several entities controlled by him totaling approximately $ 183,906. Previously, on April 28, 2000, the Board of Directors of Realestate4sale.com had voted to expunge all shares of RE4S owned by Mr. Fonteno, his family members and/or affiliated companies, which were issued for inadequate consideration and lacked proper approval by the Board of Directors of RE4S.

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

     32 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)  Reports on Form 8-K. None


SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:  November 1, 2005

BY: /s/ Mark Lindberg
   -------------------------------------------
   Mark Lindberg
   President