Form 10-K
period 2005-12-31
PHOTONICS CORP
filed 2006-03-31
CIK 912844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2005

                           Commission file number ____

                              PHOTONICS CORPORATION

             (Exact name of Registrant as specified in its charter)

           California                                     77-0102343
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   520 South Fourth Avenue, Suite 400                       (972) 745-3020
    Louisville, Kentucky 40202-2577
(Address of Principal Executive Offices)             (Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Check  whether  the issuer (1) filed all reports to be filed by Section 13 or 15
(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for the most recent fiscal year: $0

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as reported on the OTC Electronic Bulletin Board as of December 31, 2005 was $874,184.32 The market value is based upon the average bid price of the Common Stock of $.0075 per share on December 31, 2005. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of December 31, 2005 was 132,309,075 shares.

                             Index to Annual Report


                                     PART I


ITEM 1 BUSINESS                                                          Page  4

ITEM 1A RISK FACTORS                                                     Page 15

ITEM 2 PROPERTIES                                                        Page 36

ITEM 3 LEGAL PROCEEDINGS - PHOTONICS CORPORATION                         Page 36

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               Page 38


                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS                                               Page 39

ITEM 6 SELECTED FINANCIAL DATA                                           Page 40

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS                              Page 41

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       Page 47

ITEM 8 FINANCIAL STATEMENTS WITH SUPPLEMNENTARY DATA                     Page 48

         Report of Independent Registered Public Accounting Firm         Page 49
         Balance Sheets                                                  Page 50
         Statements of Operations                                        Page 52
         Stockholders Deficit                                            Page 53
         Statements of Cash Flows                                        Page 54
         Schedule of Investments                                         Page 56
         Notes to Financial Statements                                   Page 57

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE                            Page 68

         Item 9A - Controls and Procedures                               Page 68
         Item 8B - Other information                                     Page 68

                                    PART III


Item 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                Page 68

ITEM 11 EXECUTIVE COMPENSATION                                           Page 70

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   Page 71

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   Page 71

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES                           Page 72

                                     PART IV

ITEM 15 EXHIBITS AND REPORTS ON FORM 8-K                                 Page 73

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

Business History

Photonics Corporation, d/b/a DTC Data Technology (the "Company" or "Photonics"), a California Corporation was formed from a merger of Photonics Corporation with DTC Data Technology in March of 1996. The Company designed, developed, and marketed Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date, the Company had been inactive in its original business operations.

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

However, the concept was deemed to be too narrow for the marketplace, which requires a wider variety of services to the commercial real estate market over the Internet, which are best addressed by the expanded concept of REP. REP and Photonics, by virtue of their reverse merger acquisition, were considered to be in the development stage. Its website was completed in December 2000 and marketing began in January 2001 with no results or revenues to date.

In the fourth quarter of 2001, the Company purchased all the outstanding shares of The Sarasota Group, Inc., a Florida Corporation, and made it a wholly owned subsidiary. The company's then current board resigned while simultaneously electing new officers and directors for the Company.

In the fourth quarter of 2005 the Company went through another change in management. The new management team is currently implementing the new business strategy that is outlined below.

On March 7, 2006 The Company filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the "SEC") indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company as such a business development company (a "BDC").

As of March 30, 2006 we had 2 employees. Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies will be subcontracted to consultants. The Company may require additional employees in the areas of administration, sales and marketing, etc. in the future and as additional portfolio companies are added. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required. The Company believes its relations with its prospective consultants and employees are good.

Business Summary

Under the recent election to be governed as a business development company under the 1940 Act, the Company has been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in
Section 5(b)(2) of the 1940 Act. We will, at all times, conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.) We must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:

     o    cash,
     o    cash equivalents,
     o    U.S. Government securities, or
     o high-quality debt investments maturing in one year or less from the date of investment.

We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

Nature of a BDC

The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of eligible portfolio companies as defined in the 1940 Act and certain other assets including cash and cash equivalents.

An eligible portfolio company generally is a United States company that is not an investment company and that:

     o does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;
     o is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
     o    meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. We may or may not control our portfolio companies.

An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the BDC pursuant to such commitment. As a BDC, we must invest at least 70% of our total assets in qualifying assets but may invest more in such qualifying assets.

Primary Strategy

We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon - We will not be subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

     o    public and private companies,
     o    investment bankers,
     o    attorneys,
     o    accountants,
     o    consultants, and
     o    commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

Investment Criteria

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

     o purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
     o own the securities of companies that are in the business of buying, selling or developing real estate; or
     o    finance the purchase of real estate by our portfolio companies.

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

     o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
     o Purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
     o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loan; or
     o investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

Prospective Portfolio Company Characteristics - We have identified several criteria that we believe will prove important in seeking our investment objective with respect to target companies. These criteria will provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Experienced Management - We will generally require that our portfolio companies have an experienced president or management team. We will also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We intend to provide assistance in this area either supervising management or providing management for our portfolio companies.

Products or Services - We will seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we will seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage - We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

     o patents or trade secrets with respect to owning or manufacturing its products, and
     o    a  demonstrable   and   sustainable   marketing   advantage  over  its
          competition

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations - We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth - We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy - Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

     o    an initial public offering,
     o    a private sale of our equity interest to a third party,
     o    a merger or an acquisition of the portfolio company, or
     o a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

     o "piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or
     o in circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

     o    accounts receivable,
     o    inventory, and
     o    equipment,

and intangible assets, such as:

     o    intellectual property,
     o    customer lists,
     o    networks, and
     o    databases.

Investment Process

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

     o    company and technology assessments,
     o    existing management team,
     o    market analysis,
     o    competitive analysis,
     o    evaluation of management, risk analysis and transaction size,
     o    pricing, and
     o    structure analysis.

Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

     o Interviews with management and significant shareholders, including any financial or strategic sponsor; o Review of financing history;
     o    Review of management's track record with respect to:
     o    product development and marketing,
     o    mergers and acquisitions,
     o    alliances,
     o    collaborations,
     o    research and development outsourcing and other strategic activities;
     o    Assessment of competition; and
     o    Review of exit strategies.

In our review of the financial conditions, we look at the following:

     o    Evaluation of future financing needs and plans;
     o    Detailed analysis of financial performance;
     o    Development of pro forma financial projections; and
     o Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

     o    Evaluation of intellectual property position;
     o    Review of existing customer or similar agreements and arrangements;
     o    Analysis of core technology;
     o    Assessment of collaborations;
     o    Review of sales and marketing procedures; and
     o    Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters that warrant such an evaluation, we will obtain an independent appraisal of the target company.

Ongoing Relationships with Portfolio Companies

Monitoring - We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future.

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals, who are well known by our management team, will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

     o Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
     o Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
     o Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
     o    Attendance at and participation in board meetings;
     o Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

     o    monitoring the operations of our portfolio companies,
     o    participating in their board and management meetings,
     o    consulting with and advising their officers, and
     o    providing other organizational and financial guidance.


Diversification

As a BDC, we must invest at least 70% of our total assets in qualifying assets consisting of investments in eligible portfolio companies and certain other assets including cash and cash equivalents. In order to receive favorable pass-through tax treatment on its distributions to our shareholders, we intend to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of the limited size of the funding which is likely to be available to us, we will likely be classified as a non-diversified closed end investment company under the 1940 Act. Until we qualify as a registered investment company, we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. In the future, we will seek to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We cannot assure you, however, that we will ever be able to meet those requirements.

To qualify as a RIC, we must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of our taxable year,

     o not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and
     o at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs, and other securities.

Each investment in these other securities is limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer. For purposes of the diversification requirements under the Internal Revenue Code, the percentage of our total assets invested in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

Investment Amounts

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $1,000,000.

Competition

Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

Current Portfolio Companies

On December 16, 2005, the Company entered into a stock purchase agreement to acquire all issued and outstanding shares of the capital stock of ACL Consulting Corporation (ACL), a Texas corporation majority owned by an officer and director of the Company providing business consulting services to companies that desire to go public.

The purchase price of the shares was $1,593,000. The consideration for the acquisition was comprised of three components: (1) $735,000 in cash paid at closing, (2) $458,000 secured promissory note delivered at closing (Note 5), and

(3) 400,000 shares of Series A Redeemable Convertible Preferred Stock of the Company with a value at issuance of $400,000 (Note 4).

The stock purchase agreement contains a right to rescission, whereby the seller shall have the right to rescind the agreement and maintain 100% ownership of ACL Consulting Corporation in the event the Company fails to do the following:

(1) Fails to make any required payments pursuant to the terms of the Secured Promissory Note (Note 5); or (2) Fails to become registered under the 1940 Investment Company Act as a small business development company; or (3) Fails to make any required securities filings for a period of 15 months, beginning on the closing date of December 16, 2005.

At December 31, 2005, the Company's carrying value of its investment in ACL consisted of its original cost of $1,593,000 less cash advances to the Company by ACL of $1,277,271.

Photonics currently owns 100% of ACL Consulting. The business and purpose of ACL Consulting ("ACL") is to identify companies which are capable of becoming publicly traded or are already publicly traded in various industry segments and which are at a stage of development that would benefit from the company's support, market knowledge and financial support. ACL generally seeks to acquire a nominal stake in portfolio companies (usually under 10%) to enable it to have to realize a significant enough return to compensate the company for its investment of management time and effort, as well as capital. These portfolio companies will need to be able to operate independently as an isolated business.

Established companies traditionally seek financing for growth from several primary sources: independent private venture capital funds, traditional financial institutions such as banks and investment banks, and corporate strategic investors. Each of these sources has disadvantages for our potential portfolio companies. Venture capital funds generally are established for a limited term and their primary goal is to maximize their financial return within a short time frame. A venture capital fund often seeks to liquidate its investment in a company by encouraging either an early initial public offering or a sale. In addition, traditional venture capital funds generally have limited resources available to provide managerial and operational support to a company. Financial institutions, such as banks and investment banks, require a substantial amount of collateral and other stringent requirements that the portfolio companies may lack.

ACL's corporate staff believes that their relationship with portfolio companies offers the benefits of both the venture capital model and the strategic investor model without the related drawbacks. The company intends to have both the capital and managerial resources to provide financing and strategic, managerial, and operational support as needed by potential portfolio companies. In addition, ACL encourages its potential portfolio companies to achieve the superior returns on investment generally provided by public offerings, but only if and when it is appropriate for the development of the business of that company.

ACL's corporate staff will, if necessary, provide hands-on assistance to the managers of its portfolio companies in the areas of management, financial, marketing, tax, risk management, human resources, legal and technical services. Again, if necessary, the company will assist portfolio companies by providing or locating and structuring financing, identifying and implementing strategic initiatives, providing marketing assistance, identifying and recruiting executives and directors, assisting in the development of equity incentive arrangements for executives and employees, and providing assistance in structuring, negotiating, documenting, financing, implementing and integrating mergers and acquisitions.

ACL's corporate staff believes that the entrepreneurial energy and creativity of the managers of its portfolio companies are an essential component of their success. ACL's business strategy of bringing portfolio companies public, rather than folding them into the parent company, is designed to maintain a continued entrepreneurial environment. The entrepreneurs and their teams retain and are granted equity ownership and incentives in their own companies in order to keep them focused on creating value for their stockholders as well as ACL.

Valuation Methodology

As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by Management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning December 16, 2005, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, the Company's current investments were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by Management and outside professionals as necessary under the Company's valuation policy. Currently, the valuation policy provides for Management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by Management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if the Company believes that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company's investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company's valuation process requires an analysis of various factors. The Company's fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

ITEM 1A RISK FACTORS

In the normal course of business in an effort to keep our shareholders and the public informed about our operations and portfolio of investments, we may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to our business plans or strategies or portfolio companies, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by us, or projections involving anticipated purchases or sales of securities or other aspects of our operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, our operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect the results of our operations, or our NAV, the market price of our common stock, and whether any forward-looking statements made by us ultimately prove to be accurate.

Investing in Photonics involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition, the following risk factors are applicable to an investment in our common stock.

GENERAL RISK FACTORS

Investments in the Company by new shareholders will be diluted immediately.

Due, in part, to increases in our share price, some of our present shareholders have acquired an interest in our common stock at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares). As of December 31, 2005, there were 200,000,000 shares of common stock authorized and 132,309,075 common shares outstanding.

We may sell additional equity in the future that may further dilute the value of your investment.

Reductions in the price of our stock resulting from the performance of our portfolio or other market conditions might result in stock being sold to new investors, including management, at prices below the price paid by you. Senior management may be granted the right, and others may have the right, under certain circumstances, to acquire additional shares of our common stock at a price equal to the market price as it exists at a point in the future. If such a grant of a right occurred at a time when the price of the stock has fallen relative to the current market value and falls below the price paid by you, management might be given the right to purchase stock at a price below your cost. In either of these cases, the value of your investment would be further diluted.

Limitation of liability and indemnification of management.

While limitations of liability and indemnification are themselves limited, we have instituted provisions in our bylaws indemnifying, to the extent permitted, against and not making management liable for, any loss or liability incurred in connection with our affairs, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management. Management is accountable to the shareholder as a fiduciary and, consequently, members of management are required to exercise good faith and integrity in handling our affairs.

Our business may become subject to extensive regulation at the federal and state levels. The value of securities we own may be adversely impacted by subsequent regulatory changes.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Our current investment strategy includes purchase of unregistered securities in both private companies as well as private placements offered by public companies. We are able to purchase securities pursuant to exemptions to the registration requirements of United States Federal securities laws. Changes in such laws or their interpretation could adversely impact our ability to resell such securities which would have a negative effect on the value of such securities as well as impact our overall investment strategy and the liquidity of our investments. In such an event, we may need to reformulate our investment strategy or we may choose to liquidate.

We cannot guarantee paying dividends to our stockholders.

We are allowed by our articles of incorporation and/or by-laws to pay dividends to our stockholders. However, there can be no guarantee we will have sufficient revenues to pay dividends during any period. We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Investors in need of liquidity through the payment of dividends should refrain from common stock which does not have a dividend requirement.

Investing in our shares may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with low risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors, may adversely affect our ability to raise capital through future equity financings. These factors include:

     o    significant  volatility  in the  market  price and  trading  volume of
          securities   of  business   development   companies,   which  are  not
          necessarily related to the operating performance of these companies;

     o changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

     o our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock which can adversely affect its price;

     o    loss of or inability to qualify for RIC status or BDC status;

     o    changes in earnings or variations in operating results;

     o    changes in the value of our portfolio of investments;

     o any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

     o    departure of one or more of our key personnel;

     o    operating performance of companies comparable to us;

     o    potential legal and regulatory matters;

     o    changes in prevailing interest rates;

     o    general economic trends and other external factors; and

     o    loss of a major funding source.


Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

We currently have 132,309,075 shares of common stock outstanding. We plan to raise funds in the future through sales of our common stock pursuant to Regulation E, which provides in part for issuance of freely trading shares. Sales of substantial amounts of our common stock or the availability of such shares for sale could adversely affect the prevailing market price for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Our Board of Directors also has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may, subject to the regulations pertaining to the minimum prices for which shares may be sold, further dilute the book value of the common stock. These issuances may also serve to enhance existing management's ability to maintain control of the Company.

We have the right, but do not intend to issue senior securities in the future, including debt. If we were to reverse that decision and offer for sale and/or issue senior securities, you will be exposed to additional risks, including the typical risks associated with leverage.

You will be exposed to increased risk of loss if we incur debt to make investments. If we do incur debt, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use debt.

     o Our ability to pay dividends would be restricted if our asset coverage ratio were not at least 200% and any amounts that we use to service our indebtedness would not be available for dividends to our common stockholders.

     o It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

     o We and you as shareholders will bear the cost of issuing and servicing our senior securities.

     o Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.


Our investments may require us to raise additional capital on different terms.

We will require additional capital in the future. For additional requirements, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders will be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to our existing equity (although we do not intend to sell debt or preferred equity interests).

Our ability to raise capital as a BDC is limited by the requirement that we not sell shares below the NAV/S without approval of a majority of our shareholders. While we do not anticipate that the NAV/S calculation will ever result in a negative number or a nominally positive number, the Company would be severely limited in its ability to sell shares if such a negative number or a nominally positive number were to be the result of a NAV/S calculation.

Increases in market interest rates may both reduce the value of our portfolio investments and increase our cost of capital.

We expect that we may offer loans to our portfolio companies with interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income.

The lack of liquidity in our investments may adversely affect our business.

We will generally make investments in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, due to changes in capital needs or otherwise, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment adviser has material non-public information regarding such portfolio company.

 We may experience fluctuations in our quarterly and annual results.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, including the interest or dividend rates payable on the debt or equity securities we acquire, performance and/or default rate on securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, changes in the beverage industry, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. However, the securities, in which we invest, may not appreciate and, in fact, may decline in value, and the issuers of debt securities, in which we invest, may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience.

Your influence in matters requiring shareholder action will be subject to the probability that most shareholders will follow management's direction.

There are no major shareholders with a controlling interest owning more than ten percent and no consortium of shareholders has been identified with a block of control or who would likely exercise voting control over all matters that may be submitted for approval by our shareholders. Without such a controlling block, management positions will be the most likely to be presented to shareholders and more likely to influence shareholder decisions (assuming a fact that shareholders will likely "vote with" management). Therefore, while the number of shares controlled by the officers and directors is less that a majority, their position of control is material and significant.

Pursuant to our articles of incorporation, our Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or may deter takeover attempts.

Our articles of incorporation contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may reduce any premiums over market price that a potential acquirer would offer to shareholders for their shares of our common stock and may discourage attempts to gain control without the consent of the Board of Directors. While shares must be sold for cash or other securities, the Board of Directors might choose to sell shares to a party with views consistent with those of management further limiting the likelihood of a change in control.


GENERAL RISKS ASSOCIATED WITH BUSINESS DEVELOPMENT COMPANIES

BDCs generally require substantial amounts of time to realize the benefits from investments.

Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical. We have not completed funding of our current portfolio company and we anticipate that there may be an additional period of time ranging from three to six months before we have obtained funding and completed investing that funding in our portfolio companies for our first round of equity investments. In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

Our present senior management team has limited experience managing a business development company under the Investment Company Act of 1940.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of privately held or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. The lack of experience of our senior management team in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Within the BDC format, the information about deals and deal flow generated by our senior management in connection with their investment and portfolio management activities will have a significant impact on our future success as a BDC. The senior management team will evaluate, structure, negotiate terms and close investments on those terms, monitor and service our investments and their abilities to perform these functions as members of a BDC will also have a significant impact on our future success as a BDC.

We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within or under a BDC investment and management format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. In addition, we will engage outside consultants and professionals known to management to assist in evaluating and monitoring portfolio companies and maintaining regulatory compliance.

While we believe that our management possesses certain fundamental business skills that will increase our likelihood to succeed, our management team has limited experience operating a BDC and must be considered as inexperienced when it comes to the both the day to day operations of an investment company and the management of investments. We intend to rely on the general skills and business acumen of our management team as well as engaging other professionals and consultants from time to time to insure that it gains the expertise to manage a BDC.

We may change our investment policies without further shareholder approval.

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified portfolio companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

We may allocate the net proceeds from stock sales in ways with which you may not agree.

We will have significant flexibility in investing the net proceeds of our stock sales. We may use the net proceeds in ways with which you may not agree or for investments other than those contemplated at the time we sell the stock, unless such change in the use of proceeds is subject to stockholders' approval or prohibited by law.

Our investments may not generate sufficient income to cover our operations.

While we intend to make investments into those qualified companies that will provide the greatest overall return on our investment, we are required to make investments into those companies which, whether due to lack of experience or financial instability (including insolvency), may present the greatest risk. This is in conformity with the Small Business Investment Incentive Act of 1980 which amended the 1940 Act and permitted the creation of BDC's. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern. It should be noted that our operational costs are higher as a result of our having elected to be governed as a BDC.

Shares in a BDC will likely trade at a discount.

Shares of many closed-end investment companies and most BDC's frequently trade at a discount to their net asset value. This characteristic is separate and distinct from the risk that our net asset value could decrease as a result of investment activities. This likely discount in share pricing in the market may pose a greater risk to investors expecting to sell their shares in a relatively short period after purchase. We cannot predict whether our shares will trade at prices above, at or below our net asset value.

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

We have the right to issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities, the maximum amount permitted by the 1940 Act. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, any future issuance of additional shares of our common stock could dilute the percentage ownership of our current stockholders in us.

As a business development company regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock (1) if our Board of Directors determines that such sale is in the best interests of us and our stockholders, and (2) our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any sales load).

In addition, we may in the future seek to securitize or hypothecate loans previously made by us to generate cash for funding new investments. To securitize or hypothecate these loans, we may contribute a pool of such loans to a wholly-owned subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools although we would expect to retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize and sell all of part of such a loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses because the residual loans in which we do not sell interests will tend to be those that are riskier and more likely to generate losses.

Our election to be governed as a BDC will require us to comply with significant regulatory requirements.

We elected to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act. As a result of this election, the Company is subject to the provisions of 1940 Act as it applies to BDCs as of the date of such election. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

Specifically, it must be noted that there are increased costs associated with compliance with the 1940 Act as a result of our election to become a BDC. These costs include costs associated with the increased demand for compliance including oversight by our Chief Compliance Officer and counsel to the Company as well as increased costs due to accounting methodology and valuations which increase the time and work required of both our accounting service providers and independent auditors. These costs require us to expend capital and resources that might otherwise be used to meet the needs or opportunities relating to investments and/or our portfolio companies or other income-producing assets.

If we do not remain a business development company, we might continue to be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. We cannot assure you that we will successfully retain our BDC status.

If our primary investments are deemed not to be qualifying assets, we could lose our status as a business development company or be precluded from investing according to our current business plan.

Under the 1940 Act, in order to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire mezzanine loans or dividend-paying equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets since the issuer might not be considered an "eligible portfolio company" under the 1940 Act. "Marginable securities" include any non-equity security, pursuant to certain 1998 amendments to Regulation T under the Securities Exchange Act of 1934, as amended, which raises the question as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company.

We operate in a highly competitive market for investment opportunities.

A large number of entities will compete with us to make the types of investments that we plan to make in target portfolio companies. We will compete with other business development companies, public and private funds, commercial and investment banks and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We may never be able to qualify for the income tax benefits offered to RICs.

We will be classified as a non-diversified investment company under the 1940 Act. Until we achieve a threshold level of diversification, we will not be subject to the applicable provisions for RICs under the Internal Revenue Code.
Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. This means that we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, this income will be subject to a double layer of taxation.

RISKS ASSOCIATED WITH INVESTMENTS AND PORTFOLIO COMPANIES

There are costs associated with the purchase and sale of securities.

While the general approach of a BDC may suggest a long-term holding position of the securities of its portfolio companies, some of our strategies may include purchases of different classes of securities or frequent trading to maximize profits and, as a consequence, risks related to turnover and costs such as brokerage commissions may be greater than for an investment in a single entity for a single class of security held for a longer period of time. Our operating expenses, including, but not limited to, fees paid to accountants, attorneys, fees to execute trades, manage investments and fees paid to any investment advisor may, in the aggregate, constitute a high percentage relative to the expenses and fees than for an investment in a single entity for a single class of security held for a longer period of time.

There are numerous risks arising from investing in securities.

The securities industry is generally competitive and methods of investment strategy involve a degree of risk. We will compete with firms, including many of the larger securities and investment banking firms, which have substantially greater financial resources and research staffs. Where we purchase securities in portfolio companies for appreciation, our profitability substantially depends upon our ability to correctly assess the future price movements of stocks. There can be no assurance that we will be able to accurately predict price movements of securities purchased.

Security investments generally involve a high degree of risk. The performance of securities in which we may invest are subject to numerous factors which are neither within the control of nor predictable by us. Such factors can include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies. In recent years, the securities markets have become increasingly volatile and this volatility has increased the degree of risk.

Our investments in prospective portfolio companies may be risky and you could lose all or part of your investment.

We will invest in companies that have relatively short or no operating histories. These companies will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. Most of the portfolio companies into which we intend to invest will be considered "growth stage" companies.

Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with:

     o these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their equity securities or of any collateral with respect to debt securities and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

     o they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

     o because many of these companies are privately held companies, public information is generally not available about these companies. As a result, we will depend on the ability of our investment adviser to obtain adequate information to evaluate these companies in making investment decisions. If our investment adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments;

     o they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

     o companies operating at a loss or with substantial variations in operating results from period to period, with the need for, but generally limited ability to provide for internally, substantial additional capital to support expansion or to achieve or maintain a competitive position;

     o these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and larger number of qualified managerial and technical personnel; and

     o they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser could, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.


Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in markets and changes in the prices of their primary commodities and products. These factors could adversely impact the customer base of potential portfolio companies. As a result, many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company's failure to satisfy financial or operating covenants imposed by us or other investors or lenders could lead to defaults and, potentially, termination of loans and foreclosure on secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

We intend to invest primarily in mezzanine debt and dividend-paying equity securities issued by our portfolio companies. Our portfolio companies usually will have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, the securities in which we invest. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying the senior security holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company in which we invest. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt or preferred equity investors.

We may not be able to fully realize the value of any collateral securing any debt investments made into portfolio companies.

Although we expect that a substantial amount of our debt investments will be protected by holding security interests in the assets of the portfolio companies, we may not be able to fully realize the value of the collateral securing any such investments due to one or more of the following factors:

     o since these debt investments will be primarily made in the form of unsecured or wrap-loans, the liens on the collateral, if any, will be subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral;

     o the collateral may not be valuable enough to satisfy all of the obligations under our secured loan, particularly after giving effect to the repayment of secured debt of the portfolio company that ranks senior to our loan;

     o bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process;

     o our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral;

     o how effectively the collateral would be liquidated and the value received could be impaired or impeded by the need to obtain regulatory and contractual consents; and

     o by its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.

Our success will depend upon the success of the portfolio companies and, in great part, upon the abilities of their management.

Although our management expects to provide portfolio companies with assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the portfolio companies. As the portfolio companies have not all been identified, investors must rely upon our management to select portfolio companies that have, or can obtain, the necessary management resources. We will depend on the diligence, skill and network of business contacts of the senior management of each of the portfolio companies in which we invest and the professionals chosen by them, subject to the oversight of our senior management, and the information and interaction between management of the portfolio companies and our management. Our future success will depend to a significant extent on the continued service of the senior management team of each portfolio company, the departure of any of whom, could have a material adverse effect on our ability to achieve our investment objective. Problems may arise at portfolio companies that local management do not recognize or cannot resolve. In addition, the management of portfolio companies may conceal the existence of problems from us.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will consist of securities of privately held or thinly traded public companies. The fair value of these securities may not be readily determinable. We will value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our audit committee with or without the benefit of an opinion from a third party independent valuation firm. We may also be required to value any publicly traded securities at fair value as determined in good faith by our Board of Directors to the extent necessary to reflect significant events affecting the value of those securities. Our Board of Directors may, to the extent circumstances warrant it, utilize the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the determinations of fair value by our Board of Directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Limitations on availability of investment capital may adversely affect other investments.

We may be reliant on the availability of capital to generate profits under our investment strategy and such availability will depend, in part, on our ability to timely liquidate existing positions in order to reinvest the proceeds thereof. To the extent that we own securities which are not subject to a valid registration statement or otherwise available for trading under applicable securities laws, our ability to liquidate our position in such securities may be limited. We intend to require some of our portfolio companies to use their best efforts to cause a registration statement covering the resale of the securities purchased by us to be filed and declared effective by the SEC or become otherwise freely tradeable. However, there can be no guarantee that the SEC or other regulating body will declare such a registration statement effective or permit such security to become free of restrictions within such period and, until such securities become freely tradable, we will likely be unable to freely liquidate such interests in restricted securities in the manner and at the prices desired. This resulting lack of liquidity could impair our ability to generate the cash flow from these positions to timely pay our liabilities or obtain funds for the purpose of reinvestment. Although we intend to maintain adequate liquidity to achieve our future investment objectives, there can be no assurance this can be accomplished in all circumstances.

Portfolio companies are likely to need additional funding.

We expect that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from us or other investors is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to us and the other existing investors. The availability of capital is generally a function of capital market conditions that are beyond our control or the control of any portfolio company. We cannot assure you that our management or the managements of portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

BDC investments are generally illiquid.

We anticipate that most of our holdings in portfolio companies will be securities that are subject to restrictions on resale. Generally, unless the securities are subsequently registered under the 1933 Act, we will not be able to sell these securities unless we meet all of the conditions of Rule 144 or another rule under the 1933 Act that permits limited sales under specified conditions. When restricted securities are sold to the public, we may be deemed an underwriter, or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act. These restrictions could require us to hold securities or refrain from sale and be unable to liquidate a position even at a loss.

Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized. It is possible that one or more of the portfolio companies may not qualify to rely on such exemptions or to use a registration statement. In such event, we would end up owning "restricted" securities subject to resale under Rule 144

There are risks which result from the inherent concentration of investments prior to diversification.

While we intend to allocate our investments among different portfolio companies, it is possible that, prior to our achieving diversification, a significant amount of or all of our investments and, hence, our NAV could, at any one time, be invested in the securities of just a few portfolio companies. Thus, our success and its NAV would be dependent on the success of just a few portfolio companies and all of the risks associated with ownership of such portfolio companies including success dependent on management, success dependent on market conditions within the industry or field of such portfolio companies, success dependent on achieving the business objectives of such portfolio companies and success dependent on economic conditions and other conditions relative to the operation of such portfolio companies, would become risks borne by us.

There  are  risks   associated   with   investments   in  companies  with  small
capitalization.

The portfolio companies that we expect to invest in are thinly capitalized and generally will have a market capitalization below $100 million (and frequently substantially less). These companies generally do not have experience, market awareness, tracking by analysts, institutional investors and other benefits of larger companies that result in more marketability and more stability pricing of their securities. This impacts the liquidity of securities issued by those portfolio companies. It is expected that the securities of most, if not all, of the portfolio companies will be thinly traded. This could present a problem when we determine to liquidate our position. We may not be able to sell the securities in the time frame and at the price we would like. Furthermore, in certain situations, as a result of a security being thinly traded, we could experience a significant loss in value should we be forced to liquidate our investment as a result of rapidly changing market conditions or other factors.

There are risks associated with investments in companies with securities that are not readily marketable.

We may invest in securities that are initially, or that later become, not readily marketable. For example, we may acquire restricted securities of an issuer in a private placement pursuant to an arrangement whereby the issuer agrees to register the resale of those securities, or, in the case of an investment in convertible or exchangeable securities, the securities underlying such securities, within a certain period of time. Such registration requires compliance with United States Federal and state securities laws and the approval of the SEC. Unless and until such registration or compliance with applicable regulation occurs, there is likely to be no market for the restricted securities. No assurance can be given that issuers will not breach their obligation to obtain or meet such registration or other compliance obligation. Similarly, securities that are at one time marketable may become unmarketable (or more difficult to market) for a number of reasons. For example, securities traded on a securities exchange or quotation system may become unmarketable if delisted from such exchange or quotation system for among other reasons, failing to satisfy the requirements for continued listing, which may include minimum price requirements. In addition, we may acquire restricted securities, for which no market exists, which are convertible or exchangeable into common stock of the issuer. No assurances can be given that a portfolio company which has sold a convertible security requiring exchange or conversion, will not breach its obligation to convert or exchange such securities upon demand, in which case our liquidity may be adversely affected. In general, the stability and liquidity of the securities in which we invest will depend in large part on the creditworthiness of the issuers. Issuers' creditworthiness will be monitored on an ongoing basis by us. If there is a default by the issuer, we may have contractual remedies under the applicable transaction documents. However, exercising such contractual rights may involve delays in liquidating our position and the incurrence of additional costs.

Portfolio companies in which investments are made may have publicly-traded securities but those companies or their securities may become subject to restrictions due to non-compliance. Our ability to generate profits from our investment activities may be adversely affected by a failure of portfolio companies to comply with registration, conversion, exchange or other obligations under the agreements pursuant to which such securities have been sold to us. The failure of an issuer to register the resale of its securities sold to us may decrease the amount of available capital with which we may pursue other investment opportunities or meet current liabilities. We may invest in securities that are convertible into or exchangeable for common stock of the issuer, the resale of which by us is (or is to be) registered. If an issuer refuses, is unable to, or delays in timely honoring its obligation to issue conversion or exchange securities, our ability to liquidate our position will be adversely affected, and our profits may be adversely affected.

We have not yet identified all of the potential investments for our portfolio.

We have not yet identified all of the potential investments for our portfolio, and, thus, you will not be able to evaluate all of our potential investments prior to purchasing shares of our common stock. This factor will increase the uncertainty, and thus the risk, of investing in our shares.

We may sustain losses from fraud within our portfolio companies.

The risk of fraud losses on our assets varies with, among other things, the effectiveness of security procedures utilized. Management anticipates that fraud losses, if any, will be unlikely as controls and other security measures will have been adopted by each portfolio company as a condition to our investment to protect against fraudulent misappropriation of cash and other assets. However, although our management believes that any loss due to fraud will be unlikely, there can be no assurance that fraud loss experience will not become material in amount. Fraud at the BDC level is far less likely as BDC's are required to have and to have tested controls to limit this possibility. It must be noted that, in addition to basic controls as to financial data, BDC's are required to have in place certain safeguards which may render risks to investment assets from fraud to be nominal but these risks do exist and even requirements such as holding physical certificates of shares in portfolio companies in a safe do not, in and of themselves, eliminate the possibility of fraud.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although we expect that most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transaction may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

RISKS OF THE COMPANY AT ITS PRESENT STAGE

Although we have been in existence for a number of years, we may still be considered to have a limited operating history as a BDC. We are a relatively new business development company with limited resources and sources of revenues.

We were formed in March of 1996 and we have commenced investment operations but the extent of our investment activities may characterize us as a newer investment company. We made our election to become a BDC on March 7, 2006, and, as we have made an investment in only one portfolio company within our targeted industry, we have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have realized limited revenues to date. In addition, we will not achieve any revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that we will attain our investment objective.

We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially or fall to zero.

We will be confronted by competition from entities having substantially greater resources and experience.

Other entities and individuals compete for investments similar to those proposed to be made by us, many of whom will have greater financial and management resources than we do. Furthermore, we must comply with provisions of the 1940 Act pertaining to BDCs and, if we qualify as a RIC, provisions of the Internal Revenue Code pertaining to RICs might restrict our flexibility as compared with our competitors. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. These factors may prevent us from ever becoming profitable.

We have historically incurred losses and losses may continue in the future.

We have historically lost money. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

Distributions to shareholders may never equal the amount invested by the shareholders.

We cannot assure you that any distributions to shareholders will be made by us or that aggregate distributions, if any, will equal or exceed the shareholders' investment in us. Sales of portfolio company securities will be a principal source of distributable cash to shareholders. The Board of Directors has absolute discretion in the timing of distributions to shareholders. Securities acquired by us through equity investments will be held by us and will be sold or distributed at the sole discretion of the Board of Directors.

There are significant potential conflicts of interest, which could impact our investment returns

Our executive officer(s) and Director(s) serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. It is possible that new investment opportunities that would otherwise meet our investment objective may come to the attention of one these entities, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officer(s) and Director(s) do have fiduciary obligations to act in our best interests and must, in such a circumstance or conflict, endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate one company against another, where equal fiduciary obligations are owed. In addition, they may not be available to us if there are time conflicts involving other entities.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and
     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have limited operating history upon which to base your investment decision.

While we started operations in March of 1996, we have a limited operating history available to evaluate the likelihood of the success of our business. We became a BDC on March 7, 2006. Our prospects should be considered in light of the risks, expenses and uncertainties that may be encountered by development stage companies. Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.

As a result of our lack of operating history, and the other risks described herein, we are unable to accurately forecast our revenues. Our future expense levels are based predominately on our operating plans and estimates of future revenues, and to a large extent are fixed. We may be unable to adjust spending in a timely manner to compensate for revenues that do not materialize.
Accordingly, any significant shortfall in revenues or lack of revenue would likely have an immediate material adverse effect on our business, operating results and financial condition.

Our ability to generate revenues will depend upon many factors. We will be required to build our business by implementing operational systems, hiring additional employees, developing and implementing a marketing and sales strategy and implementing our technology applications. Our expenses will initially exceed our revenues and no assurances can be made that we will become profitable or provide positive cash flows.


We cannot assure you that we will be successful in selling the common shares or, if sold, at what price. We have limited assets without the sale of these common shares and we cannot assure you that we will attain our investment objective.

As of the date of filing of our Form 10K, we have minimal cash or other assets and net worth from which to invest in successful portfolio companies to insure our success. Our success will depend, in part, upon raising the necessary funds to fund investments.

Restrictions imposed upon the resale of our capital stock may require you to hold your stock for an indefinite period of time.

None of the securities to be issued based upon future sales will be registered under the Securities Act. The common stock to be sold is intended to be exempt from registration pursuant to Regulation E which permits, in conformity therewith, issuance of shares without restriction on further transfer. While we do not anticipate such an adverse decision or determination on the part of the Securities and Exchange Commission, the SEC has the right, even after permitting the offering to become effective, to enjoin the sale of securities or determine that such sales are not exempt under Regulation E. While we will make every effort to insure our compliance with the requirements under Regulation E, there can be no assurance of such exemption; as the SEC does not, as a matter of policy, affirmatively indicate the effectiveness of the notification under Regulation E.

CERTAIN GOVERNMENT REGULATIONS

We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations.


BUSINESS DEVELOPMENT COMPANY. A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses.

As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An "eligible portfolio company" is defined in the 1940 Act as any issuer which:

     (a) is organized under the laws of, and has its principal place of business in, the United States;

     (b) is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

     (c)  satisfies any of the following:

          o does not have any class of securities with respect to which a broker or dealer may extend margin credit;
          o is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
          o is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2) Securities of any eligible portfolio company which we control.

(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6) Cash, cash equivalents, U.S. Government securities or high-quality debt maturing in one year or less from the time of investment.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage ratio of at least 200% immediately after each such issuance. See "Risk Factors." We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC.

As with  other  companies  regulated  by the 1940 Act,  a  business  development company must adhere to certain other substantive ongoing regulatory requirements. A majority of our directors must be persons who are not "interested persons," as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. You may read and copy our code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090. In addition, our code of ethics is available on the EDGAR Database on the SEC Internet site at http://www.sec.gov. You may obtain copies of our code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC's Public Reference Section, 100 F Street, NE, Washington, D.C. 20549.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined by the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

We are periodically examined by the SEC for compliance with the 1940 Act.


ITEM 2 DESCRIPTION OF PROPERTIES

We currently maintain our corporate office, comprising 750 square feet at 520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577 on a month to month basis, at no cost to the company. The fair value of this rental space is not material. We believe these facilities, which are in good physical condition, are adequate for our needs for the next 12 to 24 months.


ITEM 3 LEGAL PROCEEDINGS - PHOTONICS CORPORATION

The Company is subject to legal proceedings that arise in the ordinary course of business. Primarily, these lawsuits were the result of defaulted accounts payable of Photonics prior to the merger with REPipeline.com, Inc.

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

     3. Litigation Superior Court, Contra Costa County, CA., Plaintiff L.A. Commercial Group, Inc (Bay Alarm) Defendant Photonics Corporation, for the amount of $8,666.00. In the third quarter of 2005, every attempt to contact the debtor for settlement was pursued, but could not be located. The debt was written off in the third quarter.

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

In the third quarter of 2005, the Company settled additional non-litigation debts totaling $34,495.42 for $646.37. For the year ended December 31, 2005, the Company recognized $174,133 in income from the gain on forgiveness/settlement of debt (see Note 13).

In addition, Photonics Corporation has the following liens filed against its assets:

       1.   Type of lien:          Personal Property Tax
            Lien holder:           State of California/ Santa Clara County
            Amount of lien:        $5,444.87
            Date of lien:          November 6, 1998
            Debtor:                Photonics Corporation


       2    Type of lien:          Personal Property Tax
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

LEGAL PROCEEDINGS - REPIPELINE.COM, INC., which could affect Photonics

Around June 2000, REpipeline.com, Inc. (Texas) acquired the assets of Realestate4sale.com (RE4S). One of the assets REpipeline did not acquire was a claim by RE4S against Doug Fonteno. Prior to his displacement from RE4S on April 1, 2000, Mr. Fonteno made numerous non interest bearing advances to him and several entities controlled by him totaling approximately $183,906. Previously, on April 28, 2000, the Board of Directors of Realestate4sale.com had voted to expunge all shares of RE4S owned by Mr. Fonteno, his family members and/or affiliated companies, which were issued for inadequate consideration and lacked proper approval by the Board of Directors of RE4S. These shares were cancelled and are not held in treasury.

The lawsuit against Mr. Fonteno was dropped by the Board in the third quarter of 2001 when the Company was unable to continue to pay for legal fees associated with the lawsuit. REpipeline.com's management does not believe the outcome of its lawsuit with RE4S founder will have an adverse effect on the Company's financial position, operating results or cash flows. On October 18, 2001, Mr. Fonteno filed a lawsuit against REpipeline.com, Photonics, and former officers and directors of the Company, including Tom Bailey and Chip Langston, claiming various charges and claims of wrongdoing. In June of 2004, Tom Bailey and Chip Langston informed current management that all parties in the suit have agreed upon a settlement. Since the Company was never formally served the lawsuit, current management does not know what the settlement entails and cannot assess its potential exposure.

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

There are various other threatened or perceived lawsuits, but none have acted against the Company.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

The Company's Common Stock trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol: PHOX

HISTORICAL MARKET PRICE DATA FOR THE COMMON STOCK OF PHOTONICS CORPORATION

These prices represent prices between broker-dealers and do not include retail markups and markdowns or any commission to broker-dealers. In addition, these prices do not reflect prices in actual transactions.

The following table sets forth the range of high and low closing sales prices for Photonics Common Stock for the periods indicated:

                                                    High           Low

        Fiscal Year Ending December 31, 2004
                   First Quarter                   $0.020         $0.004
                   Second Quarter                  $0.015         $0.004
                   Third Quarter                   $0.008         $0.001
                   Fourth Quarter                  $0.006         $0.002
        Fiscal Year Ending December 31, 2005
                   First Quarter                   $0.0079        $0.002
                   Second Quarter                  $0.008         $0.0025
                   Third Quarter                   $0.0146        $0.0035
                   Fourth Quarter                  $0.013         $0.0045


NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2005, there were approximately 811 holders of record of our common stock and we had 132,309,075 common shares issued and outstanding.

DIVIDENDS

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

PREFERRED SHARES

The Company is authorized to issue 50,000,000 shares of Preferred Stock, $0.001 par value (Preferred Stock). On December 15, 2005, the Company amended its articles of incorporation to designate 400,000 shares of the 50,000,000 shares of preferred stock authorized as Series A Convertible Preferred Stock with a par value of $.001 per share.

As of December 31, 2005, the Company had 400,000 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) issued and outstanding held by one shareholder, an officer and director of the Company. A 6% distribution per share is payable per annum, at the Company's fiscal year end, on a cumulative basis based upon the specified redemption value of each share of Series A Preferred Stock. If any dividend or other distribution is declared on the common stock, each holder of shares of Series A Preferred Stock on record on the date of declaration shall be entitled to receive the equivalent dividend or other distribution as if the shares had been converted into common stock at the declaration date. All Series A Preferred Stock have equal voting rights with common stock. The shares may be converted, at any time, into shares of common stock as specified by the "conversion ratio" that is in effect at the time of conversion. The initial "conversion ratio" for the entire class of Series A
Preferred Stock is equal to 12.5% of the total outstanding shares of common stock. The Company has the right, at any time, to call for mandatory redemption of all the shares of Series A Preferred Stock at a set redemption price of $1.25 per share.

OPTIONS

As of December 31, 2005, there are 8,679,039 common shares reserved for the exercise of options of a former management team at an exercise price of $0.01 per option. The former management team is G. Thomas Bailey (7,354,039), Joseph
"Chip" Langston (700,000), and Michael Craven (625,000). All other options and option agreements have been cancelled.


ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the three fiscal years ended December 31, 2005, 2004 and 2003, and is derived from our audited financial statements. The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial
Statements appearing elsewhere herein and "Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                         2005             2004             2003
                                    -------------    -------------    -------------
Revenues                            $        --      $        --      $        --

Administrative expenses                    86,125           72,932           87,557

Net loss from operations                  (86,125)         (72,932)         (87,557)

Other Income (Expense)                    166,960             --               --

Income (loss) before income taxes          80,835          (72,932)         (87,557)

Net Income (loss)                          80,835          (72,932)         (87,557)

Net Income (loss) applicable to
Common stock                               79,520          (72,932)         (87,557)

Income (loss) per share
       Basic                                 0.00            (0.00)           (0.00)
       Diluted                               0.00            (0.00)           (0.00)


Balance Sheet Data:
Investments at fair value           $     315,729    $        --
Cash                                      607,245              100
Total assets                              922,974              100
Total liabilities                         685,331          291,492
Total Stockholder's Deficit              (263,672)        (291,392)
Common stock outstanding
  at year end                         132,309,075      119,309,075

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Analysis of Business

We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon - We will not be subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

     o    public and private companies,
     o    investment bankers,
     o    attorneys,
     o    accountants,
     o    consultants, and
     o    commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

Investment Criteria

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

     o purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
     o own the securities of companies that are in the business of buying, selling or developing real estate; or o finance the purchase of real estate by our portfolio companies.

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

     o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
     o Purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loan; or
     o investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

Prospective Portfolio Company Characteristics - We have identified several criteria that we believe will prove important in seeking our investment objective with respect to target companies. These criteria will provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Experienced Management - We will generally require that our portfolio companies have an experienced president or management team. We will also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We intend to provide assistance in this area either supervising management or providing management for our portfolio companies.

Products or Services - We will seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we will seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage - We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

     o patents or trade secrets with respect to owning or manufacturing its products, and
     o    a  demonstrable   and   sustainable   marketing   advantage  over  its
          competition

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations - We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth - We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy - Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

     o    an initial public offering,
     o    a private sale of our equity interest to a third party,
     o    a merger or an acquisition of the portfolio company, or
     o a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

     o "piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or
     o in circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

     o    accounts receivable,
     o    inventory, and
     o    equipment,
and intangible assets, such as:

     o    intellectual property,
     o    customer lists,
     o    networks, and
     o    databases.

Investment Process

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

     o    company and technology assessments,
     o    existing management team,
     o    market analysis,
     o    competitive analysis,
     o    evaluation of management, risk analysis and transaction size,
     o    pricing, and
     o    structure analysis.

Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

     o Interviews with management and significant shareholders, including any financial or strategic sponsor; o Review of financing history; o Review of management's track record with respect to:
               o    product development and marketing,
               o    mergers and acquisitions,
               o    alliances,
               o    collaborations,
               o research and development outsourcing and other strategic activities;
     o    Assessment of competition; and
     o    Review of exit strategies.

In our review of the financial conditions, we look at the following:

     o    Evaluation of future financing needs and plans;
     o    Detailed analysis of financial performance;
     o    Development of pro forma financial projections; and
     o Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

     o    Evaluation of intellectual property position;
     o    Review of existing customer or similar agreements and arrangements;
     o    Analysis of core technology;
     o    Assessment of collaborations;
     o    Review of sales and marketing procedures; and
     o    Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters that warrant such an evaluation, we will obtain an independent appraisal of the target company.

Ongoing Relationships with Portfolio Companies

Monitoring - We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future.

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals, who are well known by our management team, will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

     o Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
     o Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
     o Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
     o    Attendance at and participation in board meetings;
     o Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

     o    monitoring the operations of our portfolio companies,
     o    participating in their board and management meetings,
     o    consulting with and advising their officers, and
     o    providing other organizational and financial guidance.

Investment Amounts

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $1,000,000.

Competition

Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

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


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004 AND TO YEAR ENDED DECEMBER 31, 2003

REVENUES

The company did not produce any revenue in the period ending December 31, 2005. The company did not produce any revenue in the same period last year nor did the company produce any revenue for the period ended December 31, 2003. The Company did not produce any revenue in the period ended December 31, 2005 inasmuch as it had ceased operations in contemplation of a significant change in its business model. With no operations under its old model and the fact that it had not commenced acting as a BDC, save the acquisition of a portfolio company, there were no opportunities for revenue during the most recent periods. During the year ending December 31, 2005, the company did not dispose of assets for cash or other proceeds. Hence, the company did not realize revenue during this period. It must be noted that the company did make substantial investments during this period for which management believes the opportunities for future revenue are greater than in previous periods.


COSTS AND EXPENSES

The Company's expenses increased by 18% to $86,125 for the period ending December 31, 2005 up from $72,932 for the same period last year. The company's expenses from the period ended December 31, 2003 were $87,557

The income before taxes was $80,835 for the period ending December 31, 2005 up from a loss of $72,932 for the same period last year and from a loss of $87,557 in the period ended December 31, 2003.

For the twelve months ended December 31, 2005, the Company incurred General and Administrative costs of $86,125 and Depreciation and Amortization costs of $0 as compared to $72,932 and $0, respectively for the same period last year. For the period ended December 31, 2003, the Company's General and Administrative costs were $87,557 and Depreciation and Amortization costs were $0.

CAPITAL EXPENDITURES

Capital expenditures will be made consistent with the operation of a BDC.

LIQUIDITY AND CAPITAL RESOURCES

The Company's management believes it has a good mix of cash and resources to sustain operation for 2006.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk. The following is a discussion of our equity market risk.

Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors' good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.


Basis of presentation.

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

                              PHOTONICS CORPORATION
                                TABLE OF CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................49

BALANCE SHEETS.............................................................50-51

STATEMENTS OF OPERATIONS......................................................52

STATEMENTS OF STOCKHOLDERS' DEFICIT...........................................53

STATEMENTS OF CASH FLOWS...................................................54-55

SCHEDULE OF INVESTMENTS.......................................................56

NOTES TO FINANCIAL STATEMENTS..............................................57-67

             Report of Independent Registered Public Accounting Firm


Board of Directors
Photonics Corporation
Dallas, Texas


We have audited the accompanying balance sheets of Photonics Corporation at December 31, 2005 and 2004, including the schedule of investments as of December 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the period December 16, 2005 through December 31, 2005, the period January 1, 2005 through December 15, 2005 and each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photonics Corporation, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, accounting principles used in the preparation of the financial statements beginning December 16, 2005 (upon becoming an investment company under the Investment Company Act of 1940) are different than those of prior periods and therefore are not directly comparable.



 /x/ Turner, Stone & Company, LLP
----------------------------------
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
March 29, 2006

                              PHOTONICS CORPORATION
                                  BALANCE SHEET

                                DECEMBER 31, 2005


                                     Assets
                                     ------

Investments:
  Investments in, net of advances from controlled
    companies, at fair value (cost of $315,729)                     $   315,729
                                                                    -----------

    Total Investments                                                   315,729

Cash                                                                    607,245
                                                                    -----------

    Total Assets                                                    $   922,974
                                                                    ===========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------


Liabilities:
  Accounts payable, trade                                           $    11,564
  Accrued expenses                                                        7,172
  Advances from stockholders                                            108,595
  Note payable - Affiliate                                              100,000
  Note payable - Officer                                                458,000
                                                                    -----------

    Total Liabilities                                                   685,331
                                                                    -----------

Commitments and Contingencies

Series A Convertible Preferred Stock, redeemable, cumulative 6%,
  $.001 par value, 400,000 shares authorized,
  400,000 shares issued and outstanding, at liquidation value           501,315
                                                                    -----------

Stockholders' Deficit:
  Preferred stock, $.001 par value, 49,600,000 shares authorized,
    zero shares issued and outstanding                                     --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    132,309,075 shares issued and outstanding                           132,309
  Additional paid in capital                                          2,205,472
  Retained earnings (deficit)                                        (2,601,453)
                                                                    -----------

    Total Stockholders' Deficit                                        (263,672)
                                                                    -----------

    Total Liabilities and Stockholders' Deficit                     $   922,974
                                                                    ===========


                              PHOTONICS CORPORATION
                                  BALANCE SHEET

                                DECEMBER 31, 2004


                                     Assets
                                     ------

Current Assets:
  Cash                                                                   $       100
                                                                         -----------

    Total Current Assets                                                         100
                                                                         -----------


    Total Assets                                                         $       100
                                                                         ===========


                      Liabilities and Stockholders' Deficit
                                                                         -----------


Current Liabilities:
  Accounts payable, trade                                                $   234,093
  Advances from stockholders                                                  57,399
                                                                         -----------

    Total Current Liabilities                                                291,492
                                                                         -----------

    Total Liabilities                                                        291,492
                                                                         -----------

Commitments and Contingencies

Stockholders' Deficit:
  Preferred stock, $.001 par value, 50,000,000 shares authorized,
    zero shares issued and outstanding                                          --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    119,309,075 shares issued and outstanding                                119,309
  Additional paid in capital                                               2,270,272
  Retained earnings (deficit accumulated during the development stage)    (2,680,973)
                                                                         -----------

    Total Stockholders' Deficit                                             (291,392)
                                                                         -----------


    Total Liabilities and Stockholders' Deficit                          $       100
                                                                         ===========


                                              PHOTONICS CORPORATION

                                             STATEMENTS OF OPERATIONS


                                                                    Prior to becoming an Investment Company
                                                           --------------------------------------------------------
                                          Period from         Period from
                                         Dec. 16, 2005       Jan. 1, 2005         Year Ended          Year Ended
                                       to Dec. 31, 2005    to Dec. 15, 2005      Dec. 31, 2004       Dec. 31, 2003
                                       ----------------    ----------------    ----------------    ----------------
Revenues                               $           --      $           --      $           --      $           --
                                       ----------------    ----------------    ----------------    ----------------

Cost and Expenses:
  General and administrative                        126              85,999              72,932              87,557
                                       ----------------    ----------------    ----------------    ----------------
                                                    126              85,999              72,932              87,557
                                       ----------------    ----------------    ----------------    ----------------

Income (loss) from operations                      (126)            (85,999)            (72,932)            (87,557)
                                       ----------------    ----------------    ----------------    ----------------

Other income (expense):
  Gain on extinguishment of debt                   --               174,133                --                  --
  Interest                                       (1,474)             (5,699)               --                  --
                                       ----------------    ----------------    ----------------    ----------------
                                                 (1,474)            168,434                --                  --
                                       ----------------    ----------------    ----------------    ----------------

Income (loss) before income taxes                (1,600)             82,435             (72,932)            (87,557)

Provision (benefit) for income taxes               --                  --                  --                  --
                                       ----------------    ----------------    ----------------    ----------------

Net income (loss)                                (1,600)             82,435             (72,932)            (87,557)

Dividends on 6% convertible
  preferred stock                                 1,315                --                  --                  --
                                       ----------------    ----------------    ----------------    ----------------

Net income (loss) applicable to
  common stock                         $         (2,915)   $         82,435    $        (72,932)   $        (87,557)
                                       ================    ================    ================    ================

Income (loss) per share:
  Basic                                $          (0.00)   $           0.00    $          (0.00)   $          (0.00)
  Diluted                              $          (0.00)   $           0.00    $          (0.00)   $          (0.00)

Weighted average common shares
 outstanding:
  Basic                                     131,371,575         123,911,815         116,205,216         110,400,000
  Diluted                                   131,371,575         140,590,854         116,205,216         110,400,000


                                                       PHOTONICS CORPORATION

                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE PERIOD FROM DECEMBER 16, 2005 TO DECEMBER 31, 2005,
                                       THE PERIOD FROM JANUARY 1, 2005 TO DECEMBER 15, 2005,
                                    AND FOR EACH OF THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                          Additional     Retained         Total
                                   Preferred Stock                 Common Stock            Paid in       Earnings     Stockholders'
                                Shares         Amount         Shares         Amount        Capital       (Deficit)       Deficit
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2002      1,000,000          1,000     89,400,000         89,400      2,227,727     (2,520,484)      (202,357)

  Issuance of common stock
    for services                     --             --       21,000,000         21,000          5,000           --           26,000

  Cancellation of
    preferred stock            (1,000,000)        (1,000)          --             --            1,000           --             --

  Net Loss                           --             --             --             --             --          (87,557)       (87,557)
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2003           --             --    1  10,400,000        110,400      2,233,727     (2,608,041)      (263,914)

Issuance of common stock
for services                         --             --        8,909,075          8,909         36,545           --           45,454

Net Loss                             --             --             --             --             --          (72,932)       (72,932)
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2004           --             --    1  19,309,075        119,309      2,270,272     (2,680,973)      (291,392)

  Issuance of common stock
    for services                     --             --       10,000,000         10,000         30,000           --           40,000

Net Income                           --             --             --             --             --           82,435         82,435
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 15, 2005           --             --    1  29,309,075        129,309      2,300,272     (2,598,538)      (168,957)

  Issuance of convertible
    preferred stock in
    connection with
    acquisition of ACL               --             --             --             --         (100,000)          --         (100,000)

  Issuance of common stock
    for settlement of
    shareholder advances             --             --        3,000,000          3,000          5,200           --            8,200

  Dividends on convertible
    preferred stock                  --             --             --             --             --           (1,315)        (1,315)

  Net Loss                           --             --             --             --             --           (1,600)        (1,600)
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2005           --             --    1  32,309,075        132,309      2,205,472     (2,601,453)      (263,672)
                            =============  =============  =============  =============  =============  =============  =============


                                                  PHOTONICS CORPORATION
                                                STATEMENTS OF CASH FLOWS


                                                                             Prior to becoming an Investment Company
                                                                    --------------------------------------------------------
                                                Period from         Period from
                                                  Dec. 16, 2005       Jan. 1, 2005         Year Ended          Year Ended
                                                to Dec. 31, 2005    to Dec. 15, 2005      Dec. 31, 2004       Dec. 31, 2003
                                                ----------------    ----------------    ----------------    ----------------
Cash flows from operating activities:

  Cash received from customers                  $           --      $           --      $           --      $           --
  Cash paid to suppliers                                    (126)            (94,396)            (33,000)            (24,299)
  Cash paid to employees                                    --                  --                  --                  --
  Interest paid                                             --                  --                  --                  --
  Income taxes paid                                         --                  --                  --                  --
                                                ----------------    ----------------    ----------------    ----------------

    Net cash used by operating activities                   (126)            (94,396)            (33,000)            (24,299)
                                                ----------------    ----------------    ----------------    ----------------

Cash flows from investing activities:

  Cash payments made for acquisition                    (735,000)               --                  --                  --
  Cash advances from ACL                               1,277,271                --                  --                  --
                                                ----------------    ----------------    ----------------    ----------------

    Net cash provided by investing activities            542,271                --                  --                  --
                                                ----------------    ----------------    ----------------    ----------------

Cash flows from financing activities:

  Proceeds from note payable - affiliate                  65,000              35,000                --                  --
  Advances from stockholders                                --                59,396              33,100              24,299
                                                ----------------    ----------------    ----------------    ----------------

    Net cash provided by financing activities             65,000              94,396              33,100              24,299
                                                ----------------    ----------------    ----------------    ----------------

Net increase in cash                                     607,145                --                   100                --

Cash at beginning of the period                              100                 100                --                  --
                                                ----------------    ----------------    ----------------    ----------------

Cash at end of the period                       $        607,245    $            100    $            100    $           --
                                                ================    ================    ================    ================


                                                  PHOTONICS CORPORATION
                                                STATEMENTS OF CASH FLOWS


                                                                          Prior to becoming an Investment Company
                                                                  --------------------------------------------------------
                                                 Period from         Period from
                                                Dec. 16, 2005       Jan. 1, 2005        Year Ended          Year Ended
                                              to Dec. 31, 2005    to Dec. 15, 2005     Dec. 31, 2004       Dec. 31, 2003
                                              ----------------    ----------------    ----------------    ----------------
Reconciliation of net income (loss) to net
  cash used by operating activities:

  Net Income (Loss)                           $         (1,600)   $         82,435    $        (72,932)   $        (87,557)

Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Common stock issued for services                      --                40,000              45,454              26,000
    (Increase) decrease in prepaid expenses               --                  --                  --                37,258
    Increase (decrease) in accounts payable               --              (222,530)             (5,522)               --
    Increase (decrease) in accrued expenses              1,474               5,699                --                  --
                                              ----------------    ----------------    ----------------    ----------------

  Net cash used by operating activities       $           (126)   $        (94,396)   $        (33,000)   $        (24,299)
                                              ================    ================    ================    ================


Supplemental disclosure of non-cash
  investing and financing activities:

    Common stock issued in exchange
      for services                            $           --      $         40,000    $         45,454    $         26,000

    Common stock issued as settlement
      of shareholder advances                 $          8,200    $           --      $           --      $           --

    Note payable incurred in conjunction
      with acquisition                        $        458,000    $           --      $           --      $           --

    Convertible preferred stock issued in
      conjunction with acquisition            $        500,000    $           --      $           --      $           --

    Convertible preferred stock
      dividends accrued but not paid          $          1,315    $           --      $           --      $           --


                                               PHOTONICS CORPORATION
                                              SCHEDULE OF INVESTMENTS


                                                                                           December 31, 2005
                                                        Title of Security  Percentage of  -------------------
      Portfolio Company               Industry           Held by Company     Class Held   Fair Value     Cost
      -----------------               --------           ---------------     ----------   ----------     ----
Investments in, net of advances
  from controlled companies:

ACL Consulting Corporation       Professional Services     Common Stock         100%      $  315,729   $ 315,729

The Sarasota Group, Inc.         Inactive                  Common Stock         100%             -           -
                                                                                          ----------   ---------

Total investments                                                                         $  315,729   $ 315,729
                                                                                          ==========   =========

                              PHOTONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1        GENERAL ORGANIZATION AND BUSINESS

Photonics Corporation (the Company), formerly dba DTC Data Technology, a California corporation, began from a merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company did design, develop, and market Integrated Device Electronics (IDE), Small Computer Systems Interface (SCSI) disk controller cards, and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date and through December 15, 2005, the Company was inactive and in the development stage (see below).

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

Prior to this merger on July 10, 2000, REPipeline.com, Inc., a Texas corporation, also incorporated on June 8, 2000, agreed to purchase the assets and assume the certain liabilities and shareholder's equity of RealEstate4Sale.com. RealEstate4Sale.com (RE4S) was incorporated in Colorado on August 17, 1999, and its purpose was to provide commercial real estate listings on the Internet. However, the concept was deemed to be too narrow for the marketplace, which requires a wider variety of services to the commercial real estate market over the Internet, which is best addressed by the expanded concept of REP.

The transaction was accounted for as a reverse merger using the purchase method of accounting with REP acquiring Photonics for financial reporting purposes. The purchase price of Photonics was allocated among its net assets based on their relative fair values. Because Photonics did not have any assets and only liabilities and had no business operations, no portion of the purchase price was allocated to goodwill. Instead, the excess of the purchase price over the fair value of net assets acquired has been charged against operations and reflected in the accompanying financial statements as an acquisition cost.

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

SGI was incorporated on November 13, 2001, and both prior to and after the acquisition had no assets, liabilities or business operations. The purchase price, which exceeded the fair value of net assets acquired, has been charged against operations and reflected in the accompanying financial statements as an acquisition cost.

In December 2005, the Company entered into a Stock Purchase Agreement with ACL Consulting Corporation (ACL), an entity majority owned by an officer of the Company. The Stock Purchase Agreement has rights of rescission that can be exercised by the Seller. The Stock Purchase Agreement was effective on December 16, 2005 (Note 3).

Upon acquisition of ACL on December 16, 2005, the Company became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, and no longer considered itself as being in the development stage.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------
Beginning December 16, 2005, the accompanying financial statements reflect the separate accounts of Photonics Corporation, and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

Prior to December 16, 2005, the accompanying consolidated financial statements included the accounts of the Company and those of its wholly owned subsidiary, The Sarasota Group, Inc., a Florida corporation. All intercompany transactions, accounts, and balances have been eliminated in the consolidation. There were no material intercompany transactions during the periods presented. SGI did not have any assets, liabilities, or business operations at the time the Company became an investment company, therefore, there was no cumulative effect recognition in the accompanying financial statements upon becoming an investment company.

Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the years ended December 31, 2005 and 2004 and its operating results, cash flows and changes in stockholders' deficit for each of the years ended December 31, 2005 (separated as indicated above), 2004 and 2003 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Conversion to an Investment Company
-----------------------------------
The Company's results of operations for 2005 are divided into two periods. The period from January 1, 2005 to December 15, 2005 reflects the Company's results prior to becoming an investment company under the Investment Company Act of 1940, as amended. The period from December 16, 2005 to December 31, 2005 reflects the Company's results as an investment company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 16, 2005 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see corresponding sections below for further discussions.

Development Stage Activities
----------------------------
Through December 15, 2005, the Company was inactive and considered to be in the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for periods prior to this date were considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards
(SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. In connection with the Company's acquisition of ACL Consulting Corporation, the Company is no longer considered a development stage company.

Management Estimates
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (Loss) per Share
-----------------------
Basic  income  (loss) per common  share is computed  by dividing  the net income
(loss) amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted income (loss) per common share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options (Note 7) and from the assumed conversion of the Series A Convertible Preferred Stock (Note 4). Diluted income (loss) per common share is computed by dividing the net income (loss) amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For the period December 16, 2005 through December 31, 2005 and for the years ended December 31, 2004 and 2003, the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------
The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis (Note 6).

Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. None of the Company's cash is restricted.

Valuation of Investments (as an Investment Company)
---------------------------------------------------
As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning December 16, 2005, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, the Company's current investments were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company's valuation policy. Currently, the valuation policy provides for management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if the Company believes that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company's investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company's valuation process requires an analysis of various factors. The Company's fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
--------------------
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company's comprehensive income (loss) does not differ from its reported net income (loss).

As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' deficit. This treatment is similar to the treatment required by SFAS No. 130.

Mandatorily Redeemable Preferred Stock
--------------------------------------
The Company's Series A Convertible Preferred Stock (here and after referred to as Series A Shares) (Note 4) is redeemable at the option of the holder and therefore falls outside of the scope of Statement on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Accordingly, they are subject to Rule 5-02 of Regulation S-X.

Pursuant to Rule 5-02 of Regulation S-X, the Series A shares (Note 4) are considered mandatorily redeemable and as such is presented in the accompanying balance sheet outside of stockholders' deficit. The initial carrying amount of these shares was recorded at its fair value at the date of issuance, which was determined on a per share basis to equal the value at which these shares were redeemed in January 2006. In addition, the carrying value was increased by the amount of accrued cumulative dividends at December 31, 2005.

Stock Based Incentive Program
-----------------------------
SFAS No. 123R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased, or canceled after that date. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results.


Recent Accounting Pronouncements
--------------------------------
Through December 31, 2005, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statement on Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, revising SFAS No. 123, Accounting for Stock-Based Compensation, and superseding Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Adoption is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe the adoption of this accounting pronouncement will have a material impact on the Company's financial position or operating results.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

--------------------------------------------
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB No. 3, Reporting Accounting Changes in Interim Financial Statement. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absences of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. It also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a "restatement". The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company's financial statements.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1 and FAS 124-1, the meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullified certain requirements of Emerging Issues Tasks Force 03-1, the meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and references existing other than temporary guidance. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and measurement of an impairment loss. The implementation of the FSP No. FAS 115-1 and FAS 124-1 is not expected to have a material impact on the Company's position or results of operations.



NOTE 3        STOCK ACQUISITION

On December 16, 2005, the Company entered into a stock purchase agreement to acquire all issued and outstanding shares of the capital stock of ACL Consulting Corporation (ACL), a Texas corporation majority owned by an officer and director of the Company providing business consulting services to companies that desire to go public.

The purchase price of the shares was $1,593,000. The consideration for the acquisition was comprised of three components: (1) $735,000 in cash paid at closing, (2) $458,000 secured promissory note delivered at closing (Note 5), and
(3) 400,000 shares of Series A Convertible Preferred Stock of the Company with a value at issuance of $400,000 (Note 4).

The stock purchase agreement contains a right to rescission, whereby the seller shall have the right to rescind the agreement and maintain 100% ownership of ACL Consulting Corporation in the event the Company fails to do the following:

     (4) Fails to make any required payments pursuant to the terms of the Secured Promissory Note (Note 5); or
     (5) Fails to become registered under the 1940 Investment Company Act as a business development company; or
     (6) Fails to make any required securities filings for a period of 15 months, beginning on the closing date of December 16, 2005.

At December 31, 2005, the Company's carrying value of its investment in ACL consisted of its original cost of $1,593,000 less cash advances to the Company by ACL of $1,277,271.

NOTE 4        CAPITAL STRUCTURE DISCLOSURES


Common Stock
The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 and each share having one voting right along with the voting rights attached to the Series A Convertible Preferred Stock (see below).


Preferred Stock
In April 2001, the Company amended its articles of incorporation to increase the number of preferred stock shares authorized from 6,000,000 shares to 50,000,000 shares, reduced the par value of the preferred stock from $1.00 to $.001 and eliminated its previous rights and preferences.

On October 18, 2001, in connection with the Company's merger with SGI (Note 1), the Company issued 1,000,000 convertible preferred stock shares. The shares were convertible into common stock in an amount such that, when added to the common shares already issued to SGI, SGI will own 70% of the outstanding common stock shares of the Company. No other rights or privileges exist, with respect to these shares. These shares were cancelled on May 8, 2003.

On December 15, 2005, the Company amended its articles of incorporation to designate 400,000 shares of the 50,000,000 shares of preferred stock authorized as Series A Convertible Preferred Stock with a par value of $.001 per share.

Series A Convertible Preferred Stock
On December 16, 2005, in connection with the acquisition of ACL Consulting Corporation (Note 3), the Company issued 400,000 shares of Series A Convertible Preferred Stock (Series A Shares) (as noted above) with a par value of $.001 per share. A 6% distribution per share is payable per annum, at the Company's fiscal year end, on a cumulative basis based upon the specified redemption value of each share of Series A Shares. If any dividend or other distribution is declared on the common stock, each holder of shares of Series A Stock on record on the date of declaration shall be entitled to receive the equivalent dividend or other distribution as if the shares had been converted into common stock at the declaration date. All Series A Shares have equal voting rights with common stock. The shares may be converted, at any time, into shares of common stock as specified by the "conversion ratio" that is in effect at the time of conversion. The initial "conversion ratio" for the entire class of Series A Shares is equal to 12.5% of the total outstanding shares of common stock. The Company has the right, at any time, to call for mandatory redemption of all the shares of Series A Shares at a set redemption price of $1.25 per share.

At December 31, 2005, $1,315 was accrued as dividends payable on the Company's Series A Shares.

On January 24, 2006, the Company exercised its redemption right and redeemed 320,000 of the outstanding 400,000 shares at the redemption price of $1.25 per share, totaling $400,000 for which the officer received a cash payment. The remaining 80,000 shares were redeemed through the issuance of a $100,000 note to the officer (Note 5).


NOTE 5        RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available. The officers and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

During the period December 16, 2005 through December 31, 2005, the period January 1, 2005 through December 15, 2005 and each of the years ended December 31, 2004 and 2003, directors/shareholders made non-interest bearing advances to the Company totaling $0, $59,396, $33,100 and $24,299, respectively. During the period December 16, 2005 through December 31, 2005, $8,200 of these advances was repaid through the issuance of common stock. At December 31, 2005 and 2004, outstanding advances from stockholders totaled $108,595 and $57,399, respectively.


NOTE 5        RELATED PARTY TRANSACTIONS (CONTINUED)

During the period  December  16, 2005  through  December 31, 2005 and the period
January 1, 2005 through December 15, 2005, the Company received funds in the amount of $65,000 and $35,000, respectively, from Shocker 100 Index, LP, a limited partnership in which ACL owns a 42.9% limited partnership interest. The note is unsecured with an interest rate of 8% per annum and is payable as Shocker 100 Index, LP may from time to time designate in writing. At December
31, 2005, accrued interest expense payable totaled $6,028.

On December 16, 2005, in  conjunction  with the stock purchase of ACL Consulting
Corporation, the Company issued a secured promissory note in the amount of $458,000 to an officer of the Company. Quarterly payments of $114,500 are due on the 1st day of the third month for a period of 360 days, beginning on January 1, 2006. Interest on the note is 6% per annum and payable in full on the maturity date. In accordance with the stock purchase agreement entered into on December
16, 2005 (Note 3), the seller shall have the right to rescind the purchase agreement and maintain 100% ownership of ACL Consulting Corporation in the event the Company fails to make any required payments pursuant to the terms of this secured promissory note. At December 31, 2005, accrued interest expense payable totaled $1,144. On January 25, 2006, a payment of $458,000 plus accrued interest of $2,931 was made to the officer to retire the note.

On December 16, 2005, in  conjunction  with the stock purchase of ACL Consulting
Corporation, the Company indirectly acquired a majority owned interest in Interim Capital Corp (ICC), the general partner of Shocker 100 Index, LP. At
December 31, 2005, ACL Consulting Corporation's interest consists of a 72.35% share of Interim Capital Corporation. On December 31, 2005, a majority of the limited partners removed ICC as general partner and appointed FGT Consultants, Inc., a Texas corporation wholly owned by an officer of the Company, as general partner.

On January  24,  2006,  a $100,000  note was issued to an officer as part of the
Series  A  Convertible   Preferred  Stock  redemption  (Note  4).  The  note  is
non-interest  bearing until June 1, 2006, at which point  interest will commence to accrue on the outstanding principal at a rate of 8% per annum.  Principal and interest,  accrued  accordingly,  are payable on demand, and if not paid sooner, all principal and interest accrued is due on December 1, 2006.


NOTE 6        PROVISION FOR INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005, the Company's cost of its investments for federal income tax purposes is equal to its cost for financial reporting purposes.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the period from December 16, 2005 to December 31, 2005, the period from January 1, 2005 to
December 15, 2005, and for each of the years ended December 31, 2004 and 2003 is as follows.

                                               Dec. 16, 2005       Jan. 1, 2005
                                             to Dec. 31, 2005    to Dec. 15, 2005       12/31/2004          12/31/2003
                                             ----------------    ----------------    ----------------    ----------------
Tax expense (benefit) computed at
  statutory rate                             $           (544)   $         28,028    $        (24,797)   $        (29,769)
Increase (decrease) in valuation allowance                544             (28,028)             24,797              29,769
                                             ----------------    ----------------    ----------------    ----------------

Deferred Tax Asset                           $           --      $           --      $           --      $           --
                                             ================    ================    ================    ================

As of December 31, 2005, the Company has approximately $1,015,000 of regular net operating losses to offset future federal income tax, which expire through the year 2025.

NOTE 6        PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2005 and 2004, significant components of the Company's deferred tax assets (benefits) are summarized below.

                                             12/31/2005    12/31/2004
                                             ----------    ----------

     Deferred Tax Assets:
       Net Operating Loss Carry Forward      $ (345,378)    $(372,862)
       Less Valuation Allowance                 345,378       372,862
                                             ----------    ----------

                                             ----------    ----------

     Deferred Tax Liabilities                      --            --
                                             ----------    ----------

     Net Deferred Tax Assets                 $     --      $     --
                                             ==========    ==========


NOTE 7        STOCK OPTION PLAN

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

In connection with the Company's acquisition of SGI (Note 1), the Company renegotiated the stock options previously granted to former members of management (Note 8). These options for 8,679,039 common stock shares are considered a new grant pursuant to the pronouncement SFAS No. 123R, Share-Based Payment (Note 2). These options are fully vested, do not expire and are exercisable at $.01 per share, the closing bid price of the Company's common stock on the date of grant. Accordingly, no compensation was charged to income using the intrinsic value method of accounting.

On February 24, 2004, the Company established the 2004 Stock Plan (the Plan). The plan registers, via an S8 registration statement, up to 18,000,000 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be such key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The
Committee's designation of a participant in any year shall not require the Committee to designate such person to receive awards in any other year. The designation of a participant to receive an award under one portion of the Plan does not require the Committee to include such participant under other portions of the Plan. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards.

During the year ended December 31, 2005, the Company issued 10,000,000 shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services at a price of $.004 per share, reducing the shares of common stock available for future awards under the stock plan to 8,000,000 shares at December 31, 2005.

Separate pro forma net income (loss) and income (loss) per share amounts are not presented because there are no differences in the amounts that would be presented compared to actual net income (loss) and income (loss) per share amounts reported in the accompanying financial statements.

NOTE 8        COMMITMENTS AND CONTINGENCIES


Employment Agreements
On July 1, 2000, the Company entered into employment agreements with three former members of executive management. The agreements, which expired through June 30, 2004, provided for annual compensation totaling $306,000 increasing to $534,000 after the Company raised $2 million in equity funding. In addition, two of the agreements provided signing bonuses totaling $250,000, payable after the above funding has been raised. The Company had the option to pay half of the amount payable in common stock shares of the Company valued at the bid price of the stock as of the effective date of the agreement. In the case of termination, the agreements provided for a 12-month salary severance package, reduced by 50% if the termination is for cause. The agreements also provided stock options to purchase up to 17,508,078 common shares at $.01 per share based on various goals as these goals are defined in the agreements and 1,200,000 common shares at $.01 per share, which vest over three years.

In addition, this employment agreement provided qualified stock options for 500,000 of the Company's common stock at an exercise price of $ 0.10 per share (post merger). These options vest over the three-year term of the employment agreement and automatically expire three years from the date they vest. Upon termination, all vested options must be exercised within 45 days or they expire and all non-vested options will be cancelled subject to the approval of the Photonics' shareholders.


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

There are no current employment agreements with any of the officers or directors. All previous agreements have been cancelled through the issuance of notes payable and stock options.

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

The Company currently does not maintain office facilities and is not obligated under any non-cancelable obligations.

Legal Matters - Photonics Corporation
The Company is subject to legal proceedings that arise in the ordinary course of business. Primarily, these lawsuits were the result of defaulted accounts payable of Photonics prior to the merger with REPipeline.com, Inc.

     1. Abstract of judgment dated October 12, 1999; Plaintiff Insight Electronics. Defendant Data Technologies Corporation. Amount of
          judgment: $110,252. In August 2005, the Company entered into a settlement agreement with Insight Electronics whereby the Company paid $30,000 to settle the debt.

     2. Default Judgment February 17, 2000, Plaintiff Danka Funding Company v. Defendant Photonics, Docket No. L-8482-99, Superior Court of New Jersey Law Division, Bergen County for $40,474 with proposed settlement offer by Danka of $ 30,356 as of March 22, 2000. (lease of Kodak 85 Copier) Notice of Judgment dated November 29, 2000, Santa Clara County Superior Court - Central District, Plaintiff Danka Funding Company, LLC v. Defendant Photonics Corporation. Amount of judgment $ 41,342. In August 2005, the Company entered into a settlement agreement with Danka Funding whereby the Company paid $250 to settle the debt.

NOTE 8        COMMITMENTS AND CONTINGENCIES (CONTINUED)

     3. Litigation Superior Court, Contra Costa County, CA., Plaintiff L.A. Commercial Group, Inc (Bay Alarm) Defendant Photonics Corporation, for the amount of $8,666. During the third quarter of 2005, every attempt to contact the debtor for settlement was pursued, but could not be located. The debt was written off in the third quarter.

     4. Default Judgment, Dallas County, Texas, Clerk of the County Courts Law No. 5, Bowne of Dallas, LP v. Photonics Corporation, et al, cause number cc-02-14411-e, for $28,641, in July 2003. In August 2005, the Company entered into a settlement agreement with Bowne of Dallas whereby the Company paid $17,500 to settle the debt.

In the third quarter of 2005, the Company settled additional non-litigation debts totaling $34,495 for $646. During the period from January 1, 2005 to December 15, 2005, the Company recognized $174,133 in income from the gain on the above extinguishment/settlement of debt (Note 9).

In addition, Photonics Corporation has the following liens filed against its assets:

       1.   Type of lien:           Personal Property Tax
            Lien holder:            State of California/ Santa Clara County
            Amount of lien:         $5,445
            Date of lien:           November 6, 1998
            Debtor:                 Photonics Corporation

       2    Type of lien:           Personal Property Tax
            Lien holder:            State of California/ Santa Clara County
            Amount of lien:         $6,120
            Date of lien:           November 5, 1999
            Debtor:                 Photonics Corporation

In June 2004, Tom Bailey made various verbal threats to instigate litigation against the Company and its current and former management to be reimbursed for the legal fees he incurred while defending himself against the Fonteno lawsuit (see below), along with other claims of harm that Mr. Bailey may have suffered. Although no formal action or complaint has been filed, current management believes there is a possibility, although the Company's legal counsel has not fully reviewed Mr. Bailey's employment contract to offer an opinion on the potential exposure, the Company could be liable for up to $30,000 of legal fees Mr. Bailey incurred for his defense.

New management of Photonics is not currently aware of any additional pending or threatened legal actions, but believes there is a distinct possibility of such actions. Management is not able to quantify such actions in relation to the financial statements represented herein an accordingly, no loss accruals are provided for these contingencies in the accompanying financial statements.

LEGAL PROCEEDINGS - REPIPELINE.COM, INC., which could affect Photonics
Around June 2000, REPipeline.com, Inc. (Texas) acquired the assets of RealEstate4Sale.com (RE4S). One of the assets REPipeline did not acquire was a claim by RE4S against Doug Fonteno. Prior to his displacement from RE4S on April 1, 2000, Mr. Fonteno made numerous non interest bearing advances to him and several entities controlled by him totaling approximately $183,906. Previously, on April 28, 2000, the Board of Directors of RealEstate4Sale.com had voted to expunge all shares of RE4S owned by Mr. Fonteno, his family members and/or affiliated companies, which were issued for inadequate consideration and lacked proper approval by the Board of Directors of RE4S. These shares were cancelled and are not held in treasury.

NOTE 8        COMMITMENTS AND CONTINGENCIES (CONTINUED)

The lawsuit against Mr. Fonteno was dropped by the Board in the third quarter of 2001 when the Company was unable to continue to pay for legal fees associated with the lawsuit. REPipeline.com's management does not believe the outcome of its lawsuit with RE4S founder will have an adverse effect on the Company's financial position, operating results or cash flows. On October 18, 2001, Mr. Fonteno filed a lawsuit against REPipeline.com, Photonics, and former officers and directors of the Company, including Tom Bailey and Chip Langston, claiming various charges and claims of wrongdoing. In June of 2004, Tom Bailey and Chip Langston informed current management that all parties in the suit have agreed upon a settlement. Since the Company was never formally served the lawsuit, current management does not know what the settlement entails and cannot assess its potential exposure.

There is a lien from the State of Texas against REPipeline.com, Inc. for unpaid wages to a former employee. The amount of the lien is for $14,344.

On October 13, 2001, Today's Staffing, Inc. sued REPipeline.com in the Second Court of Dallas County for unpaid fees associated with telemarketing services provided to the Company. Management has not responded and believes a default judgment will be entered against the Company. The lawsuit is for $7,096 including $1,774 in legal fees.

Management is not able to quantify such risk or exposure to additional legal actions in relation to the financial statements represented herein. There are various other threatened or perceived lawsuits, but none have acted against the Company.


NOTE 9        EXTINGUISHMENT OF DEBT

The following table summarizes the gain from extinguishment of debt recorded by the Company during the period from January 1, 2005 through December 15, 2005:


                                                                  Gain on
                            Balance Before   Balance After    Extinguishment
                              Settlement       Settlement         of Debt
                            --------------   --------------   --------------

Insight Electronics         $      110,252   $       30,000   $       80,252
Danka Funding Company               40,474              250           40,224
LA Commercial Group, Inc             8,666                0            8,666
Bowne of Dallas, LP                 28,641           17,500           11,141

Additional non-litigation
  debts                             34,496              646           33,850
                            --------------   --------------   --------------

Total                       $      222,529   $       48,396   $      174,133
                            ==============   ==============   ==============


NOTE 10       EMPLOYEE BENEFIT PLANS

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

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

Changes in internal controls over financial reporting

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting as of December 31, 2005. Subsequent to December 31, 2005, we adopted new internal controls more consistent with the operation of a BDC.

ITEM 9B OTHER INFORMATION

None.

                                    PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2005. A summary of the background and experience of each of these individuals immediately follows the table.


        NAME           AGE               POSITION                 OFFICER OR
                                                                DIRECTOR SINCE
--------------------------------------------------------------------------------
Bryce Knight           22     President, CEO, Director                2005

--------------------------------------------------------------------------------

Mark Lindberg          38     Chief  Financial  Officer,              2002
                              Secretary, Director

Paul Johnson           57     Director                                2005

Terry Washburn         52     Director                                2005


Bryce Knight, President, Chief Executive Officer, and Director, age 22, serves as President, CEO and Director of the Company. Mr. Knight also serves as Vice-President and Chief Financial Officer of Photonics Corporation. (OTCBB:
GBVS). He is the President of Knight Consulting Corporation, a corporate strategy and financial consulting firm, as well. Previously Mr. Knight worked with General Electric as a financial analyst for its consumer products division and with Robert Bosch Tool Corporation in the marketing department. Mr. Knight graduated with honors from Bellarmine University with a Business Administration degree and a Master's of Business Administration.

Mark Lindberg, Chief Financial Officer, Secretary and Director, age 38, has been an Officer, Director, and a stockholder of Photonics Corporation since November 2002. He serves as Chief Financial Officer, Secretary, and as a director of the company. Since 1996 he has served as an officer and director of several publicly traded companies, many in the start-up or development phase. Mr. Lindberg is also President, Chief Financial Officer and Director of Interim Capital Corp. Between 1991 and 1996, he was an executive with National Health Care Discount, Inc., in Dallas, a direct marketer of health care and wellness services. An accounting graduate of Baker University, Baldwin City, Kansas, he began his business career as a tax specialist with the worldwide accounting firm of Deloitte and Touche.

Paul Johnson, Director, age 57, serves as a Director for the Company. He specializes in designing and directing the implementation of new and innovative business strategies and in recruiting the best talent to develop and grow businesses. Over the past 20 years his companies have created major innovations in rapid business development strategies, knowledge management, and software interface design.

Mr. Johnson is President of Sniffex, Inc. and is responsible for the strategic planning and business development for the Company. In addition, he sits on the Board of Directors of LifeStyle Innovations (OTBC: LFSI), USN Corporation (OTBC:
USNR), and serves as an executive consultant to several developing companies in the Dallas/Ft. Worth, TX area. Mr. Johnson is an active participant in strategic planning and business development in each of these companies. Over the past 15 years he has founded seven technology-related companies, the largest of which was Multimedia Learning, Inc. (ranked 154th on the "Inc. 500" in 1996). From 1991-1998, Mr. Johnson served as CEO of Multimedia Learning, Inc. Mr. Johnson is a graduate of City College of New York and is a veteran of the Vietnam war.

Dr. Terry Washburn, Director, age 52, serves as Director for the Company. Dr. Washburn is also the Audit Committee Financial Expert for the company and he is independent. He has also been a Director of Idea Sports Entertainment Group, Inc. (OTCBB: ISPO) since May 2001, serving as Chief Executive Officer from April 2001 to August 2001. Dr. Washburn is the President of Eurovest, Inc., a private venture capital firm, which specializes in private placement of capital as well as providing consulting services in strategic planning, business development and organizational  management.  He is  also  the  Chief  Executive  Officer  of USN
Corporation,   formerly  Premier  Concepts,  Inc.,  a  company  specializing  in marketing and retailing of high-end  faux  jewelry.  Dr.  Washburn is also Chief
Executive  Officer of SGD Holdings,  Ltd., a wholesale  jewelry  operation.  Dr.
Washburn  earned a Bachelor of Business  Administration  from the  University of
Oklahoma,  a Master  of  Divinity  from  the  Southwestern  Baptist  Theological
Seminary  in  Ft.  Worth,  Texas  and a  Doctor  of  Ministry  from  the  Fuller
Theological  Seminary in Pasadena,  California.  Dr. Washburn also serves on the
Board of Directors of SGD Holdings, Ltd. and USN Corporation.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that from January 1, 2005 through December 31, 2005, the filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met. During the period from January 2005 to December 2005 no such filings were required. In 2006, the Company intends to aid and assist its officers, directors and greater than 10% stockholders to meet timely filing deadlines.

CODE OF ETHICS

Photonics Corporation has adopted a code of ethics for its officers and directors. We will provide to any person without charge, upon written request to our above address, a copy of such code of ethics.

AUDIT COMMITTEE

On March 6, 2006 the Company formerly chartered an audit committee to provide guidance and direction in matters relating to the accounting of the Corporation and review and preparation of independent accounting statements and other matters relating to financial accounting all for the best governance of the Corporation.

The Audit  Committee  is  comprised  of two  members,  Terry  Washburn  and Paul
Johnson, both of whom are independent directors of the Company. Terry Washburn serves as the Audit Committee Financial Expert.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

--------------------------------------------------------------------------------------------------------------------
                                                                                                    Long Term
                                                              Annual Compensation                 Compensation
--------------------------------------------------------------------------------------------------------------------
                    (a)                   (b)        (c)         (d)              (e)                  (f)
--------------------------------------------------------------------------------------------------------------------
        Name and Principal Position       Year    Salary ($)  Bonus ($)      Other Annual       Restricted Stock
                                                                           Compensation ($)       Award(s) ($)
--------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------
Bryce Knight                              2005        0           0                0                    0
President and Director                    2004        -           -                -                    -
                                          2003        -           -                -                    -
--------------------------------------------------------------------------------------------------------------------
Mark Lindberg                             2005        0           0                0                    0
Chief Financial Officer,                  2004        0           0                0                    0
Secretary, Director                       2003        0           0                0                    0
--------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

The Company does not have any current employment agreements with its officers and directors. The company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2005, certain information concerning the beneficial ownership of each class of our voting stock held by:

     - each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

     -    each of our directors; - each of our executive officers; and

     -    all of our executive officers and directors as a group.

NAME AND ADDRESS (1)     COMMON (2)   % COMMON   PREFERRED   % PREFERRED

Mark Lindberg             5,000,000     4.19        --            --
OTC Support, Inc.        10,751,166     9.01

Officers and Directors
as a group               5,000,000      4.19%       --            --

     (1) The address of each officer and director is 520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577
     (2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Figures are as of December 31, 2005.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available. The officers and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

During the period December 16, 2005 through December 31, 2005, the period January 1, 2005 through December 15, 2005 and each of the years ended December 31, 2004 and 2003, Saguaro Holdings Corp. and BBX UIT, shareholders of the Company, made non-interest bearing advances to the Company totaling $0, $59,396,

$33,100 and $24,299, respectively. During the period December 16, 2005 through December 31, 2005, $8,200 of these advances was repaid through the issuance of common stock. At December 31, 2005 and 2004, outstanding advances from stockholders totaled $108,595 and $57,399, respectively.

During the period December 16, 2005 through December 31, 2005 and the period January 1, 2005 through December 15, 2005, the Company received funds in the amount of $65,000 and $35,000, respectively, from Shocker 100 Index, LP, a limited partnership in which ACL owns a 42.9% limited partnership interest. The note is unsecured with an interest rate of 8% per annum and is payable as Shocker 100 Index, LP may from time to time designate in writing. At December 31, 2005, accrued interest expense payable totaled $6,028.

On December 16, 2005, in conjunction with the stock purchase of ACL Consulting Corporation, the Company issued a secured promissory note in the amount of $458,000 to Mark Lindberg, an officer and director of the Company. Quarterly payments of $114,500 are due on the 1st day of the third month for a period of 360 days, beginning on January 1, 2006. Interest on the note is 6% per annum and payable in full on the maturity date. In accordance with the stock purchase agreement entered into on December 16, 2005 (Note 3), Mr. Lindberg shall have the right to rescind the purchase agreement and maintain 100% ownership of ACL Consulting Corporation in the event the Company fails to make any required payments pursuant to the terms of this secured promissory note. At December 31, 2005, accrued interest expense payable totaled $1,144. On January 25, 2006, a payment of $458,000 plus accrued interest of $2,931 was made to the officer to retire the note.

On December 16, 2005, in conjunction with the stock purchase of ACL Consulting Corporation, the Company indirectly acquired a majority owned interest in Interim Capital Corp (ICC), the general partner of Shocker 100 Index, LP. At December 31, 2005, ACL Consulting Corporation's interest consists of a 72.35% share of Interim Capital Corporation. On December 31, 2005, a majority of the limited partners removed ICC as general partner and appointed FGT Consultants, Inc., a Texas corporation wholly owned by an officer of the Company, as general partner.

On January 24, 2006, a $100,000 note was issued to Mark Lindberg, an officer and director as part of the Series A Convertible Preferred Stock redemption (Note
4). The note is non-interest bearing until June 1, 2006, at which point interest will commence to accrue on the outstanding principal at a rate of 8% per annum. Principal and interest, accrued accordingly, are payable on demand, and if not paid sooner, all principal and interest accrued is due on December 1, 2006.


ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $45,833 and $9,390 for the years ended December 31, 2005 and 2004, respectively.

Audit-Related Fees: $45,833
Tax Fees:           $ 3,500
All Other Fees:     $     0

Our Audit Committee was formerly established on March 6, 2006 and is developing its pre-approval policies and procedures. The above fees and services were approved by our Board of Directors.


                                     PART IV

ITEM 15 EXHIBITS AND REPORTS ON FORM 8K

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

b)   14   Photonics Corporation Code of Ethics



SIGNATURE

          Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:   March 29, 2006

BY: /s/ Bryce Knight
   ------------------------------------------------
   Bryce Knight
   President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                        TITLE (CAPACITY)                     SIGNATURE

3/29/2006     President, Chief Executive Officer, Director   /x/ Bryce Knight
                                                             ------------------
                                                             Bryce Knight

3/29/2006     Chief Financial Officer and Director           /x/ Mark Lindberg
                                                             ------------------
                                                             Mark Lindberg

3/29/2006     Director                                       /x/ Paul Johnson
                                                             ------------------
                                                             Paul Johnson

3/29/2006     Director                                       /x/ Terry Washburn
                                                             ------------------
                                                             Terry Washburn