Form 10-Q
period 2006-03-31
PHOTONICS CORP
filed 2006-05-23
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2006


                             Commission File Number:


                              PHOTONICS CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


           California                                            77-0102343
           ----------                                            ----------
  (State or Jurisdiction of                                 (IRS Employer ID No)
Incorporation or Organization)

       520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577
       -------------------------------------------------------------------
               (Address of principal executive office) (zip code)


                                 (972) 745-3020
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X .
                                               ---   ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X .
                                    ---   ---

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2006 was 132,309,075 shares.

                              Photonics Corporation

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

Part I        Financial Information (unaudited)

  Item 1.     Condensed Financial Statements

              Balance Sheets as of March 31, 2006 and December 31, 2005        3
              Statements of Operations - For the Three Months Ended
                March 31, 2006 and 2005                                        4
              Statement of Changes in Stockholder's Equity (Deficit) -
                For the Months Ended March 31, 2006                            5
              Statements of Cash Flows - For the Three Months Ended
                March 31, 2006 and 2005                                        6
              Schedule of Investments as of March 31, 2006                     8
              Notes to Financial Statements                                    9
  Item 2.     Managements Discussion and Analysis of Financial Condition
                and Results of Operations                                     16
  Item 3.     Quantitative and Qualitative Disclosure about Market Risk       23
  Item 4.     Controls and Procedures                                         24

Part II       Other Information

  Item 1.     Legal Proceedings                                               25
  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     26
  Item 3.     Defaults Upon Senior Securities                                 26
  Item 4.     Submission of Matters to a Vote of Security Holders             26
  Item 5.     Other Information                                               26
  Item 6.     Exhibits                                                        26
  Signatures
  Exhibits


Part I - Financial Information

Item 1:  Condensed Financial Statements

                              PHOTONICS CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                          March 31, 2006     December 31, 2005
                                                                        -----------------    -----------------
                                     Assets
                                     ------
Investments:
Investments in equity securities of unaffiliated issuers,
  at fair value (cost of $5,000 and $0, respectively)                   $           5,000    $            --
Investments in, net of advances from controlled
  companies, at fair value (cost of $1,585,897 at March 31, 2006
  and $315,729 at December 31, 2005)                                            1,585,897              315,729
                                                                        -----------------    -----------------

    Total Investments                                                           1,590,897              315,729

Cash                                                                               33,328              607,245
                                                                        -----------------    -----------------

    Total Assets                                                        $       1,624,225    $         922,974
                                                                        =================    =================

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Liabilities:
  Accounts payable, trade                                               $          49,324    $          11,564
  Accrued expenses                                                                 18,502                7,172
  Dividends payable                                                                 1,315                 --
  Advances from stockholders                                                       73,396              108,595
  Income taxes payable                                                            226,851                 --
  Note payable - Affiliate                                                        100,000              100,000
  Note payable - Officer                                                          100,000              458,000
                                                                        -----------------    -----------------

    Total Liabilities                                                             569,388              685,331
                                                                        -----------------    -----------------

Commitments and Contingencies

Series A Convertible Preferred Stock, redeemable, cumulative 6%, value, 400,000 shares authorized, zero and
  400,000 shares issued and $.001 par outstanding, respectively,
  at liquidation value                                                               --                501,315
                                                                        -----------------    -----------------

Stockholders' Equity (Deficit):
  Preferred stock, $.001 par value, 49,600,000 shares authorized,
    zero shares issued and outstanding                                               --                   --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    132,309,075 shares issued and outstanding                                     132,309              132,309
  Additional paid in capital                                                    2,205,472            2,205,472
  Retained earnings (deficit)                                                  (1,282,944)          (2,601,453)
                                                                        -----------------    -----------------

    Total Stockholders' Equity (Deficit)                                        1,054,837             (263,672)
                                                                        -----------------    -----------------

    Total Liabilities and Stockholders' Equity (Deficit)                $       1,624,225    $         922,974
                                                                        =================    =================


                              PHOTONICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                        2006             2005
                                                                   -------------    -------------
Operating Income                                                   $        --      $        --
                                                                   -------------    -------------

Operating Expenses
  Compensation and benefits                                               20,000             --
  General and administrative                                                 730             --
  Interest                                                                 3,759             --
  Professional fees                                                       86,465            7,100
                                                                   -------------    -------------
  Total operating expenses                                               110,954            7,100
                                                                   -------------    -------------

Operating loss/investment loss before investment
  gains and income taxes                                                (110,954)          (7,100)

Provision (benefit) for income taxes                                     (37,724)            --
                                                                   -------------    -------------

Net operating loss/investment loss before realized gains                 (73,230)          (7,100)
                                                                   -------------    -------------

Realized gains from investments, net of $264,575 income taxes          1,391,739             --
                                                                   -------------    -------------

Net increase (decrease) in stockholders' equity (deficit)
  resulting from operations                                        $   1,318,509    $      (7,100)
                                                                   =============    =============

Income (loss) per share:
  Basic                                                            $       0.010    $       0.000
  Diluted                                                          $       0.009    $       0.000

Weighted average common shares outstanding:
  Basic                                                              132,309,075      119,309,075
  Diluted                                                            148,988,114      119,309,075


                              PHOTONICS CORPORATION
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                       Additional   Retained          Total
                                         Preferred Stock            Common Stock        Paid in     Earnings       Stockholders'
                                       Shares      Amount       Shares       Amount     Capital     (Deficit)     Equity (Deficit)
                                     ---------------------------------------------------------------------------------------------

Balance, December 31, 2005                --          --     132,309,075     132,309    2,205,472   (2,601,453)           (263,672)

  Net increase (decrease) in
    stockholders' equity (deficit)
    resulting from operations             --          --            --          --           --      1,318,509           1,318,509
                                     ---------------------------------------------------------------------------------------------

Balance, March 31, 2006                   --          --     132,309,075     132,309    2,205,472   (1,282,944)          1,054,837
                                     =============================================================================================


                              PHOTONICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
Cash flows from operating activities:

  Cash distributions of realized gains received
    from controlled companies                             $    386,146    $       --
  Investment in equity securities                               (5,000)           --
  Cash paid to vendors                                         (38,933)         (3,000)
  Cash paid to employees                                       (20,000)           --
  Interest paid                                                 (2,931)           --
  Income taxes paid                                               --              --
                                                          ------------    ------------

    Net cash provided (used) by operating activities          (319,282)         (3,000)
                                                          ------------    ------------

Cash flows from financing activities:

  Repayments of note payable - Officer                        (458,000)           --
  Repayment of stockholder advances                            (35,199)           --
  Redemption of Series A Convertible Preferred Stock          (400,000)
  Advances from stockholders                                      --             3,000
                                                          ------------    ------------

    Net cash provided (used) by financing activities          (893,199)          3,000
                                                          ------------    ------------

Net decrease in cash                                          (573,917)           --

Cash at beginning of the period                                607,245             100
                                                          ------------    ------------

Cash at end of the period                                 $     33,328    $        100
                                                          ============    ============


                              PHOTONICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
Reconciliation of net income (loss) to net cash provided (used) by operating activitis:

Net increase (decrease) in stockholders' equity (deficit)
resulting from operations                                                 $  1,318,509    $     (7,100)

  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating activities:
     (Increase) decrease in investments                                     (1,275,168)           --
     Increase (decrease) in accounts payable                                    37,760            --
     Increase (decrease) in accrued expenses                                    11,330            --
     Increase (decrease) in taxes payable                                      226,851           4,100
                                                                          ------------    ------------

   Net cash provided (used) by operating activities                       $    319,282    $     (3,000)
                                                                          ============    ============


Supplemental disclosure of non-cash investing and financing activities:

   Note payable incurred in conjuction
     with convertible preferred stock redemption                          $    100,000    $       --


                              PHOTONICS CORPORATION
                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)


                                                Title of Security  Percentage of      March 31, 2006         December 31, 2005
        Portfolio Company           Industry     Held by Company     Class Held      Cost     Fair Value     Cost     Fair Value
        -----------------           --------     ---------------     ----------   ----------  ----------  ----------  ----------
Investments in equity securities
  of unaffiliated issuers:

Elitegroup Ventures Nevada, Inc.  Real Estate   Common Stock                 < 1  $    5,000  $    5,000  $     --    $     --
                                                                                  ----------  ----------  ----------  ----------

                                                                                       5,000       5,000        --          --
                                                                                  ----------  ----------  ----------  ----------

Investments in, net of advances
  from controlled companies:

ACL Consulting Corporation        Professional
                                  Services      Common Stock                100%   1,585,897   1,585,897     315,729     315,729

The Sarasota Group, Inc.          Inactive      Common Stock                100%        --          --          --          --
                                                                                  ----------  ----------  ----------  ----------

                                                                                   1,585,897   1,585,897     315,729     315,729
                                                                                  ----------  ----------  ----------  ----------

Total investments                                                                 $1,590,897  $1,590,897  $  315,729  $  315,729
                                                                                  ==========  ==========  ==========  ==========

NOTE 1    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations
Photonics Corporation (the Company), formerly dba DTC Data Technology, a California corporation, began from a merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company did design, develop, and market Integrated Device Electronics (IDE), Small Computer Systems Interface (SCSI) disk controller cards, and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date and through December 15, 2005, the Company was inactive and in the development stage (see below).

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

On December 16, 2005, the Company entered into a Stock Purchase Agreement with ACL Consulting Corporation (ACL), an entity majority owned by an officer of the Company. Upon acquisition of ACL , the Company became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, and no longer considered itself as being in the development stage.

On March 7, 2006, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission (SEC), indicating its election to be regulated as a business development company under the Investment Company Act of 1940, as amended. Under this election, the Company has been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

Unaudited Interim Financial Statements Basis of Presentation
Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the accounts of Photonics Corporation and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company
The operating results for the three months ended March 31, 2006 reflect the Company's results as an investment/business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the three months ended March 31, 2005 reflect the Company's results prior to operating as an investment/business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relates to the carrying value of investments - see respective sections in the notes to the Company's audited financial statements included in the Company's Form 10-K.

Development Stage Activities
Through December 15, 2005, the Company was inactive and considered to be in the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for periods prior to this date were considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards
(SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. In connection with the Company's acquisition of ACL Consulting Corporation, the Company is no longer considered a development stage company.

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

Income Taxes
The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis.

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

Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
(b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company's comprehensive income (loss) does not differ from its reported net income (loss).

As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' equity (deficit). This treatment is similar to the treatment required by SFAS No. 130.

Mandatorily Redeemable Preferred Stock
The Company's Series A Convertible Preferred Stock (here and after referred to as Series A Shares) (Note 4) is redeemable at the option of the holder and therefore falls outside of the scope of Statement on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Accordingly, they are subject to Rule 5-02 of Regulation S-X.

Pursuant to Rule 5-02 of Regulation S-X, the Series A Shares (Note 4) are considered mandatorily redeemable and as such are presented in the accompanying balance sheet outside of stockholders' equity (deficit). The initial carrying amount of these shares was recorded at its fair value at the date of issuance, which was determined on a per share basis to equal the value at which these shares were redeemed in January 2006. In addition, the carrying value was increased by the amount of accrued cumulative dividends at December 31, 2005.


NOTE 3    INVESTMENTS

As of March 31, 2006 and December 31, 2005, investments consisted of the following:


                                            March 31, 2006          December 31, 2005
                                       -----------------------   -----------------------
                                          Cost      Fair Value      Cost      Fair Value
                                       ----------   ----------   ----------   ----------
Investments in equity securities       $    5,000   $    5,000   $     --     $     --
Investments in, net of advances from
  controlled companies                  1,585,897    1,585,897      315,729      315,729
                                       ----------   ----------   ----------   ----------

Total                                  $1,590,897   $1,590,897   $  315,729   $  315,729
                                       ==========   ==========   ==========   ==========


The   composition   of  Photonics   Corporation's   portfolio  of  publicly  and
non-publicly traded investments as of March 31, 2006 and December 31, 2005 at cost and fair value was as follows:


                                                March 31, 2006                      December 31, 2005
                                       --------------------------------     --------------------------------
                                         Investments     Percentage of        Investments     Percentage of
                                           at Cost      Total Portfolio         at Cost      Total Portfolio
                                       ---------------  ---------------     ---------------  ---------------
Equity                                 $         5,000            0.31%     $          --              0.00%
Investments in, net of advances from
  controlled companies                       1,585,897           99.69%             315,729          100.00%
                                       ---------------  ---------------     ---------------  ---------------

Total                                  $     1,590,897          100.00%     $       315,729          100.00%
                                       ===============  ===============     ===============  ===============



                                                March 31, 2006                      December 31, 2005
                                       --------------------------------     --------------------------------
                                         Investments     Percentage of        Investments     Percentage of
                                        at Fair Value   Total Portfolio      at Fair Value   Total Portfolio
                                       ---------------  ---------------     ---------------  ---------------

Equity                                 $         5,000            0.31%     $          --              0.00%
Investments in, net of advances from
  controlled companies                       1,585,897           99.69%             315,729          100.00%
                                       ---------------  ---------------     ---------------  ---------------

Total                                  $     1,590,897          100.00%     $       315,729          100.00%
                                       ===============  ===============     ===============  ===============


NOTE 3    INVESTMENTS (CONTINUED)

Set forth below are tables showing the composition of Photonics Corporation's portfolio by industry sector at cost and fair value at March 31, 2006 and December 31, 2005:

                                 March 31, 2006                      December 31, 2005
                        --------------------------------     --------------------------------
                          Investments     Percentage of        Investments     Percentage of
Description                 at Cost      Total Portfolio         at Cost      Total Portfolio
                        ---------------  ---------------     ---------------  ---------------
Professional Services   $     1,585,897           99.69%     $       315,729          100.00%
Real Estate                       5,000            0.31%                --              0.00%
Inactive                           --              0.00%                --              0.00%
                        ---------------  ---------------     ---------------  ---------------

Total                   $     1,590,897          100.00%     $       315,729          100.00%
                        ===============  ===============     ===============  ===============



                        March 31, 2006                               December 31, 2005
                        --------------------------------     --------------------------------
                          Investments      Percentage of       Investments      Percentage of
Description              at Fair Value   Total Portfolio     at Fair Value    Total Portfolio
                        ---------------  ---------------     ---------------  ---------------

Professional Services   $     1,585,897           99.69%     $       315,729          100.00%
Real Estate                       5,000            0.31%                --              0.00%
Inactive                           --              0.00%                --              0.00%
                        ---------------  ---------------     ---------------  ---------------

Total                   $     1,590,897          100.00%     $       315,729          100.00%
                        ===============  ===============     ===============  ===============



NOTE 4    CAPITAL STRUCTURE DISCLOSURES

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 and each share having one voting right along with the voting rights attached to the Series A Convertible Preferred Stock (see below).

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker 100 Index, LP, a related party (Note 5), in exchange for $135,382, representing the negotiated price. This issuance increases the number of common shares issued and outstanding from 132,309,075 shares to 200,000,000 shares.


Preferred Stock

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

Series A Convertible Preferred Stock
On December 16, 2005, in connection with the acquisition of ACL Consulting Corporation, the Company issued 400,000 shares of Series A Convertible Preferred Stock (Series A Shares) (as noted above) with a par value of $.001 per share. A 6% distribution per share is payable per annum, at the Company's fiscal year end, on a cumulative basis based upon the specified redemption value of each share of Series A Shares. All Series A Shares have equal voting rights with common stock. The shares may be converted, at any time, into shares of common stock as specified by the "conversion ratio" that is in effect at the time of conversion. The initial "conversion ratio" for the entire class of Series A Shares is equal to 12.5% of the total outstanding shares of common stock. The Company has the right, at any time, to call for mandatory redemption of all the shares of Series A Shares at a set redemption price of $1.25 per share.

On January 24, 2006, the Company exercised its redemption right and redeemed 320,000 of the outstanding 400,000 shares at the redemption price of $1.25 per share, totaling $400,000 for which the officer received a cash payment. The remaining 80,000 shares were redeemed through the issuance of a $100,000 note to the officer (Note 5).

The terms of the Company's Series A Shares provide for cumulative dividends. Unpaid dividends will accrue without interest until paid. At March 31, 2006, accrued unpaid dividends on the Series A Shares totaled $1,315 as reported on the Company's balance sheet.


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

At March 31, 2006, the Company had a note payable for $100,000 to Shocker 100 Index, LP, a limited partnership in which ACL owns a 42.9% limited partnership interest. The note was unsecured with an interest rate of 8% per annum and is payable as Shocker 100 Index, LP may from time to time designate in writing. Interest expense related to the note was $1,973 for the three months ended March 31, 2006.

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

On December 16, 2005, in conjunction with the stock purchase of ACL Consulting Corporation, the Company indirectly acquired a majority owned interest in Interim Capital Corp (ICC). On March 30, 2006, the Company's Board of Directors approved the sale of ACL Consulting Corporation's interest in ICC. The Company entered into a Stock Purchase Agreement with Shocker 200 Index, LP, a related party through a common director, on March 31, 2006. $76,000 was exchanged in consideration for 7,600,000 shares of ICC, representing 72.35% of ICC's outstanding common stock.

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


NOTE 6    INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005:


                                                   Three Months Ended March 31,
                                                        2006           2005
                                                   -------------  -------------
Basic
Net increase (decrease) in stockholders'
(deficit) resulting from operations                $   1,318,509  $      (7,100)

Weighted average common shares outstanding           132,309,075    119,309,075

Income (loss) per common share - basic             $       0.010  $       0.000

Diluted
Net increase (decrease) in stockholders' deficit
(deficit) resulting from operations                $   1,318,509  $      (7,100)

Weighted average common shares outstanding
and dilutive common stock equivalents                148,988,114    119,309,075

Income (loss) per common share - diluted           $       0.009  $       0.000


For the three months ended March 31, 2005, potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.


NOTE 7    PROVISION FOR INCOME TAXES

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the three months ended March 31, 2006 and 2005 is as follows.

                                                          Three Months Ended
                                                   March 31, 2006    March 31, 2005
                                                   --------------    --------------
Tax expense (benefit) computed at statutory rate   $      525,423    $       (2,414)
Increase (decrease) in valuation allowance               (345,378)            2,414
State income taxes                                         46,806              --
                                                   --------------    --------------

Income tax provision                               $      226,851    $         --
                                                   ==============    ==============

                                                          Three Months Ended
                                                            March 31, 2006
                                                          ------------------

Tax expense (benefit) from operations                     $          (37,724)
Tax expense on realized gains from investments                       264,575
Less state income taxes                                              (46,806)
Net operating loss benefit available at 12/31/05                     345,378
                                                          ------------------

Tax expense computed at statutory rate                    $          525,423
                                                          ==================


At March 31, 2006 and 2005, significant components of the Company's deferred tax assets (benefits) are summarized below.

                                        3/31/2006    3/31/2005
                                        ---------    ---------

Deferred Tax Assets:
Net Operating Loss Carry Forward        $    --      $(375,276)
Less Valuation Allowance                     --        375,276
                                        ---------    ---------

                                        ---------    ---------

Deferred Tax Liabilities                     --           --
                                        ---------    ---------

Net Deferred Tax Assets                 $    --      $    --
                                        =========    =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information statement contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform such statements to actual results. Management's discussion and analysis should be read in conjunction with our financial statements and the notes herein.

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies.

Results of Operations
---------------------

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005 -

     o During the three months ended March 31, 2006, operating income was $0; that represents no (0%) change from the prior period when operating income was $0 as well.

     o During the three months ended March 31, 2006, operating expenses increased $103,854 (1563%) to $110,954 from $7,100 in the prior period. The increase in operating expenses is attributed to increases in compensation and benefits, general and administrative expenses, interest expense, and professional fee expenses.

     o During the first period of 2006, the Company recorded a net gain on investments of $1,391,739. The net gain on investments is a direct result of realized gains on our investment in our portfolio company, ACL Consulting Corporation.

Liquidity and Capital Resources
-------------------------------

     o At March 31, 2006, we had net assets of $1,624,225 as compared to net assets of $922,974 at December 31, 2005. During the first period of 2006, investments in controlled companies increased $1,270,168 from $315,729 to $1,585,897 while cash decreased $573,917 from $607,245 to
          $33,328.

     o Liabilities have decreased $115,943 during 2006 from $685,331 at year-end 2005 to $569,388 as of March 31, 2006, the decrease in liabilities can be attributed to the Company paying off a $458,000 Note Payable during the first period.

     o As of March 31, 2006, we had total stockholder's equity (deficit) of $1,054,837 as compared to stockholder's equity (deficit) of ($263,672) at December 31, 2005. The increase in stockholder's equity (deficit) is related to the Company's realized gain on its investment in ACL Consulting Corporation.

Net Asset Value
---------------

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of the Company's assets to its common stock shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $1,624,225 and from this, are subtracted liabilities and debts of $569,388. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset Value is therefore $1,054,837. The Net Asset Value is divided by the number of common shares outstanding (132,309,075) to get the Net Asset Value per Share. The Net Asset Value per Share is $.0080.

Our Plan of Operation for the Next Twelve Months
------------------------------------------------

Management's Analysis of Business

Photonics will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

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

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

     o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
     o purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
     o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out a distressed loan; or in those investment situations where hedging the risks associated with interest rate fluctuations is appropriate, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

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

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued its equity securities or, if a new equity offering is imminent, the price at which such new equity securities will be offered. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

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

Investment Process

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

     o    company and technology assessments,
     o    evaluation of existing management team,
     o    market analysis,
     o    competitive analysis,
     o    evaluation of management, risk analysis and transaction size,
     o    pricing, and
     o    structure analysis.

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

Current Portfolio Companies

On December 16, 2005, the Company entered into a stock purchase agreement to acquire all (100%) issued and outstanding shares of the capital stock of ACL Consulting Corporation (ACL), a Texas corporation majority owned by an officer and director of the Company providing business consulting services to companies that desire to go public.

The purchase price of the shares was $1,593,000. The consideration for the acquisition was comprised of three components:

     (1)  $735,000 in cash paid at closing,
     (2)  $458,000 secured promissory note delivered at closing and
     (3) 400,000 shares of Series A Redeemable Convertible Preferred Stock of the Company with a value at issuance of $400,000

The stock purchase agreement contains a right to rescission, whereby the seller shall have the right to rescind the agreement and maintain 100% ownership of ACL Consulting Corporation in the event the Company fails to do the following:

     (1) Fails to make any required payments pursuant to the terms of the Secured Promissory Note or
     (2) Fails to become registered under the 1940 Investment Company Act as a small business development company; or
     (3) Fails to make any required securities filings for a period of 15 months, beginning on the closing date of December 16, 2005.

At March 31, 2006, the fair market value of the Company's investment in ACL was $1,585,897.

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

Off Balance Sheet Arrangements
------------------------------

     o    None.


Contractual Obligations
-----------------------

     o    None.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's business activities contain elements of risk. Company management considers the principal types of risk to be valuations of investments in portfolio companies and fluctuations in interest rates. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a BDC, we plan to invest in liquid securities including debt and equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Our policy is to value our investments at fair value. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for each type of investment.

The board of directors determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company's valuation policy considers the fact that no ready market exists for substantially all of the securities in which the Company intends to invest. The Company's valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when the Company believes that an equity security is doubtful or when the enterprise value of the company does not currently support the cost of the Company's debt or equity investment. Conversely, the Company will record unrealized appreciation if it determines that the underlying portfolio company has appreciated in value and, therefore, the Company's equity security has also appreciated in value. The values of any investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of the Company's investments in privately-held portfolio companies, to be determined in good faith by the board of directors, may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

In addition, the illiquidity of the Company's existing investments may adversely affect its ability to dispose of debt and equity securities at times when it may be otherwise advantageous for the Company to liquidate such investments. In addition, if the Company was forced to immediately liquidate some or all of the investments in the portfolio companies, the proceeds of such liquidation may be significantly less than the current value of such investments.

Because the Company may borrow money to make investments, the Company's net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rates at which the Company borrows funds and the rate at which the Company invests these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company's net investment income. In periods of rising interest rates, the Company's cost of funds would increase, which would reduce the Company's net investment income. The Company may use a combination of long-term and short-term borrowings and equity capital to finance its investing activities.


ITEM 4:   CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

                           Changes in Internal Control

At the time of its election as a business development company, the Company's Audit Committee recommended that Photonics update its internal controls. On March 14, 2006, three resolutions were approved by the Board of Directors adopting new general internal controls, new internal controls of audit process and financial reporting, and new internal control of investment assets. No failures or shortcomings were discovered and the updating related to insuring that safeguards appropriate for an investment company were included in the Company's internal controls. There were no significant changes made in the Company's internal controls over financial reporting since that time that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

Photonics has been subject to legal proceedings that arose primarily, as a result of defaulted accounts payable of Photonics prior to its merger with REPipeline.com, Inc. Except as set forth in this section, Photonics has not been subject to any legal proceedings of any material nature, including any arising in the ordinary course of business. Legal proceedings affecting Photonics are limited to the following:

          1. Litigation in Superior Court, Contra Costa County, CA., Plaintiff L.A. Commercial Group, Inc (Bay Alarm) Defendant Photonics Corporation, for the amount of $8,666.00. In the third quarter of 2005, every attempt to contact the debtor for settlement was pursued, but could not be located. The debt was written off in the third quarter.

          2. Photonics Corporation has the following liens filed against its assets: Two Personal Property Tax liens each by State of California/ Santa Clara County for $5,444.87 filed November 6, 1998 and for $6,119.54 filed November 5, 1999 both against Photonics Corporation

          3. Around June 2000, REpipeline.com, Inc. (Texas) acquired the assets of Realestate4sale.com (RE4S). One of the assets REpipeline did not acquire was a claim by RE4S against Doug Fonteno. Prior to his displacement from RE4S on April 1, 2000, Mr. Fonteno made numerous non interest bearing advances to him and several entities controlled by him totaling approximately $183,906. Previously, on April 28, 2000, the Board of Directors of Realestate4sale.com had voted to expunge all shares of RE4S owned by Mr. Fonteno, his family members and/or affiliated companies, which were issued for inadequate consideration and lacked proper approval by the Board of Directors of RE4S. These shares were cancelled and are not held in treasury.

          4. A lawsuit against Mr. Fonteno was dropped by the Board in the third quarter of 2001 when the Company was unable to continue to pay for legal fees associated with the lawsuit. REpipeline.com's management does not believe the outcome of its lawsuit with RE4S founder will have an adverse effect on the Company's financial position, operating results or cash flows. On October 18, 2001, Mr. Fonteno filed a lawsuit against REpipeline.com, Photonics, and former officers and directors of the Company, including Tom Bailey and Chip Langston, claiming various charges and claims of wrongdoing. In June of 2004, Tom Bailey and Chip Langston informed current management that all parties in the suit have agreed upon a settlement. Since the Company was never formally served the lawsuit, current management does not know what the settlement entails and cannot assess its potential exposure.

          5. In June 2004, Tom Bailey made various verbal threats to instigate litigation against the Company and its current and former management to be reimbursed for the legal fees he incurred while defending himself against the Fonteno lawsuit, along with other claims of harm that Mr. Bailey may have suffered. Although no formal action or complaint has been filed, current management believes there is a possibility, although the Company's legal counsel has not fully reviewed Mr. Bailey's employment contract to offer an opinion on the potential exposure, the Company could be liable for up to $30,000 of legal fees Mr. Bailey incurred for his defense.

          6. There is a lien from the State of Texas against REpipeline.com, Inc. for unpaid wages to a former employee. The amount of the lien is for $14,344.27.

          7. On October 13, 2001, Today's Staffing, Inc. sued Repipeline.com in the Second Court of Dallas County for unpaid fees associated with telemarketing services provided to the Company. Management has not responded and believes a default judgment will be entered against the Company. The lawsuit is for $7,096 including $1,774 in legal fees.

          New management of Photonics is not currently aware of any additional pending or threatened legal actions, but believes there is a distinct possibility of such actions. Management is not able to quantify such actions in relation to the financial statements represented herein.

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the first quarter.

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker 100 Index, LP, a related party, in exchange for $135,381.85. The proceeds from the sale of restricted stock to Shocker 100 Index, LP will be used at management's discretion.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

          Exhibit 31     Certifications  pursuant  to 18 U.S.C.  Section  1350
                         Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32     Certifications  pursuant  to 18 U.S.C.  Section  1350
                         Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         PHOTONICS CORPORATION


     Date:    May 22, 2006                            By: /s/ Bryce Knight
                                                         -----------------------
                                                         Bryce Knight
                                                         Chief Executive Officer