Form 10-Q
period 2006-06-30
PHOTONICS CORP
filed 2006-08-14
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2006


                             Commission File Number:



                              PHOTONICS CORPORATION
             (Exact name of registrant as specified in its charter)


          California                                             77-0102343
          ----------                                             ----------
   (State or Jurisdiction of                                (IRS Employer ID No)
Incorporation or Organization)

       520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577
               (Address of principal executive office) (zip code)


                                 (502) 515-1515
                           (Issuer's telephone number)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of June 30, 2006 was 200,000,000 shares.

                              Photonics Corporation

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

Part I            Financial Information (unaudited)

  Item 1.   Condensed Financial Statements

            Statements of Net Assets as of June 30, 2006 and December 31,
            2005                                                              3
            Statements of Operations - For the Three Months Ended
            June 30, 2006 and 2005                                            4
            Statements of Operations - For the
            Six Months Ended June 30, 2006 and 2005                           5
            Statements of Changes of Net Assets - For the Six Months Ended
            June 30, 2006 and 2005                                            6
            Statements of Cash Flows - For the Six Months Ended June 30,
            2006 and 2005                                                     7
            Schedule of Investments as of June 30, 2006                       8
             Schedule of Investments as of December 31, 2005                  9
            Financial Highlights - For the Six Months Ended June 30, 2006
            and 2005                                                         10
            Notes to Condensed Financial Statements 11
  Item 2.   Managements Discussion and Analysis of Financial Condition
            and Results of Operations                                        19
  Item 3.   Quantitative and Qualitative Disclosure about Market Risk        26
  Item 4.   Controls and Procedures                                          27

Part II      Other Information

   Item 1.  Legal Proceedings                                                28
   Item 1A  Risk Factors                                                     29
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      29
   Item 3.  Defaults Upon Senior Securities                                  29
   Item 4.  Submission of Matters to a Vote of Security Holders              29
   Item 5.  Other Information                                                30
   Item 6.  Exhibits                                                         30
   Signature
      Exhibits


                              PHOTONICS CORPORATION
                       CONDENSED STATEMENTS OF NET ASSETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005


                                                                        June 30, 2006      December 31, 2005
                                                                      -----------------    -----------------
                                                                         (Unaudited)
ASSETS
  Investments:
    Investments in equity securities of unaffiliated issuers,
      at fair value (cost of $5,000 and $0, respectively)             $           5,000    $            --
    Investments in, net of advances from controlled
      companies, at fair value (cost of $1,593,000 at June 30, 2006
      and $315,729 at December 31, 2005)                                      1,593,000              315,729
                                                                      -----------------    -----------------
Total Investments                                                             1,598,000              315,729

  Cash and cash equivalents                                                       2,225              607,245
                                                                      -----------------    -----------------
      TOTAL ASSETS                                                            1,600,225              922,974
                                                                      -----------------    -----------------

LIABILITIES
  Accounts payable, trade                                                        13,348               11,564
  Accrued expenses                                                               20,764                7,172
  Advances from stockholders                                                     73,396              108,595
  Income taxes payable                                                          259,263                 --
  Note payable - Affiliate                                                         --                100,000
  Note payable - Officer                                                           --                458,000
                                                                      -----------------    -----------------
      TOTAL LIABILITIES                                                         366,771              685,331
                                                                      -----------------    -----------------

Series A Convertible Preferred Stock, redeemable, cumulative 6%,
  $.001 par value, 400,000 shares authorized, zero and
  400,000 shares issued and outstanding, respectively,
  at liquidation value                                                             --                501,315
                                                                      -----------------    -----------------

NET ASSETS (LIABILITIES)                                              $       1,233,454    $        (263,672)
                                                                      =================    =================

Commitments and Contingencies

COMPOSITION OF NET ASSETS:
  Preferred stock, $.001 par value, 49,600,000 shares authorized,
    zero shares issued and outstanding                                $            --      $            --
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 200,000,000 and 132,309,075 shares
    issued and outstanding, respectively                                        200,000              132,309
  Additional paid in capital                                                  2,679,308            2,205,472
  Stock subscription receivable                                                (406,146)                --
  Accumulated earnings (deficit):
  Accumulated net operating earnings (loss)                                  (2,712,603)          (2,601,453)
Net realized gain on investments, net of tax                                  1,472,895                 --
                                                                      -----------------    -----------------
NET ASSETS (LIABILITIES)                                              $       1,233,454    $        (263,672)
                                                                      =================    =================

Net asset value per share                                             $          0.0062    $         (0.0020)
                                                                      =================    =================


                              PHOTONICS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                           Prior to
                                                                                          becoming an
                                                                                          Investment
                                                                                           Company
                                                                                        -------------
                                                                            2006             2005
                                                                       -------------    -------------

Revenue from operations                                                $        --      $        --
                                                                       -------------    -------------

Operating Expenses
  Compensation and benefits                                                   30,000             --
  General and administrative                                                   8,706           12,722
  Interest                                                                       373             --
  Professional fees                                                           18,377           29,961
                                                                       -------------    -------------
  Total operating expenses                                                    57,456           42,683
                                                                       -------------    -------------

Earnings (loss) before investment gains and income taxes                     (57,456)         (42,683)

Income tax provision (benefit)                                               (19,535)            --
                                                                       -------------    -------------

Net earnings (loss) from operations before realized gains                    (37,921)         (42,683)

Realized gains from investments, net of $51,946 income taxes in 2006          81,157             --
                                                                       -------------    -------------

Net increase (decrease) in net assets from operations                  $      43,236    $     (42,683)
                                                                       =============    =============


Net increase (decrease) in net assets from operations per share:
  Basic                                                                $       0.000    $      (0.000)
  Diluted                                                              $       0.000    $      (0.000)

Weighted average common shares outstanding:
  Basic                                                                  187,354,443      119,418,965
  Diluted                                                                196,033,482      119,418,965


                              PHOTONICS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)
                                                                                           Prior to
                                                                                          becoming an
                                                                                          Investment
                                                                                           Company
                                                                                         ------------
                                                                             2006             2005
                                                                        -------------    -------------

Revenue from operations                                                 $        --      $        --
                                                                        -------------    -------------

Operating Expenses
  Compensation and benefits                                                    50,000             --
  General and administrative                                                    9,436           12,722
  Interest                                                                      4,131             --
  Professional fees                                                           104,842           37,061
                                                                        -------------    -------------
  Total operating expenses                                                    168,409           49,783
                                                                        -------------    -------------

Earnings (loss) before investment gains and income taxes                     (168,409)         (49,783)

Income tax provision (benefit)                                                (57,259)            --
                                                                        -------------    -------------

Net earnings (loss) from operations before realized gains                    (111,150)         (49,783)

Realized gains from investments, net of $316,522 income taxes in 2006       1,472,895             --
                                                                        -------------    -------------

Net increase (decrease) in net assets from operations                   $   1,361,745    $     (49,783)
                                                                        =============    =============


Net increase (decrease) in net assets from operations per share:
  Basic                                                                 $       0.009    $      (0.000)
  Diluted                                                               $       0.008    $      (0.000)

Weighted average common shares outstanding:
  Basic                                                                   159,983,818      119,364,324
  Diluted                                                                 168,662,857      119,364,324


                              PHOTONICS CORPORATION
                  CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                                  Prior to
                                                                                 becoming an
                                                                                 Investment
                                                                                  Company
                                                                                -----------
                                                                     2006           2005
                                                                 -----------    -----------
Changes in net assets from operations:
  Net earnings (loss) from operations                            $  (111,150)   $   (49,783)
  Realized gains from investments, net of related income taxes     1,472,895           --
                                                                 -----------    -----------

      Net increase (decrease) in net assets from operations        1,361,745        (49,783)
                                                                 -----------    -----------

Capital stock transactions:
  Common stock issued for services                                      --           40,000
  Common stock issued for note payable                               100,000           --
  Common stock issued for cash                                        35,381           --
                                                                 -----------    -----------

      Net increase in net assets from stock transactions             135,381         40,000
                                                                 -----------    -----------

Net increase (decrease) in net assets                              1,497,126         (9,783)

Net assets, beginning of period                                     (263,672)      (291,392)
                                                                 -----------    -----------

Net assets, end of period                                        $ 1,233,454    $  (301,175)
                                                                 ===========    ===========


                              PHOTONICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                           Prior to
                                                                                         becoming an
                                                                                          Investment
                                                                                           Company
                                                                                         -----------
                                                                              2006           2005
                                                                          -----------    -----------
Cash flows from operating activities:
  Net increase (decrease) in net assets from operations                   $ 1,361,745    $   (49,783)
  Adjustments to reconcile net increase (decrease) in
    net assets from operations to net cash provided (used)
    by operating activities:
      Common stock isssued for services                                          --           40,000
      (Increase) decrease in investments                                   (1,282,271)          --
      Increase (decrease) in accounts payable                                   1,784           --
      Increase (decrease) in accrued expenses                                  13,592           --
      Increase (decrease) in income taxes payable                             259,263           --
                                                                          -----------    -----------
    Net cash provided (used) by operating activities                          354,113         (9,783)
                                                                          -----------    -----------

Cash flows from investing activities:
                                                                          -----------    -----------
    Net cash provided by investing activities                                    --             --
                                                                          -----------    -----------

Cash flows from financing activities:
  Repayment of note payable - Officer                                        (558,000)          --
  Repayment of stockholder advances                                           (35,199)          --
  Redemption of Series A Convertible Preferred Stock                         (400,000)          --
  Proceeds from issuance of common stock                                       35,381           --
  Dividends paid                                                               (1,315)          --
  Advances from stockholders                                                     --            9,783
                                                                          -----------    -----------
    Net cash provided (used) by financing activities                         (959,133)         9,783
                                                                          -----------    -----------

Net decrease in cash and cash equivalents                                    (605,020)          --
Cash and cash equivalents, beginning of period                                607,245            100
                                                                          -----------    -----------

Cash and cash equivalents, end of period                                  $     2,225    $       100
                                                                          ===========    ===========

Supplemental cash flow information:
  Interest paid                                                           $     2,931    $      --
  Income taxes paid                                                       $      --      $      --

Supplemental disclosure of non-cash investing and financing activities:
  Common stock issued in exchange for services                            $      --      $    40,000
  Note payable incurred in conjuction
    with convertible preferred stock redemption                           $   100,000    $      --
  Common stock issued as settlement of note payable                       $   100,000    $      --
  Common stock issued in exchange for
    stock subscription receivable                                         $   406,146    $      --



                              PHOTONICS CORPORATION
                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)


                                                                                                     June 30, 2006
                                                           Title of Security   Percentage of     ----------------------
        Portfolio Company          Industry                 Held by Company     Class Held       Cost        Fair Value
        -----------------          --------                 ---------------     ----------       ----        ----------
Investments in equity securities
  of unaffiliated issuers:

Elitegroup Ventures Nevada, Inc.   Real Estate              Common Stock           < 1%      $       5,000   $       5,000
                                                                                             -------------   -------------

                                                                                                     5,000           5,000
                                                                                             -------------   -------------

Investments in, net of advances
  from controlled companies:

ACL Consulting Corporation         Professional Services    Common Stock           100%          1,593,000       1,593,000

The Sarasota Group, Inc.           Inactive                 Common Stock           100%               --              --
                                                                                             -------------   -------------

                                                                                                 1,593,000       1,593,000
                                                                                             -------------   -------------

Total investments                                                                            $  1,598,000    $   1,598,000
                                                                                             =============   =============










                              PHOTONICS CORPORATION
                             SCHEDULE OF INVESTMENTS



                                                                                                   December 31, 2005
                                                           Title of Security   Percentage of     ----------------------
        Portfolio Company          Industry                 Held by Company     Class Held       Cost        Fair Value
        -----------------          --------                 ---------------     ----------       ----        ----------

Investments in equity securities
  of unaffiliated issuers:

Elitegroup Ventures Nevada, Inc.   Real Estate              Common Stock           < 1%      $        --     $        --
                                                                                             -------------   -------------

                                                                                                      --              --
                                                                                             -------------   -------------

Investments in, net of advances
  from controlled companies:

ACL Consulting Corporation         Professional Services    Common Stock           100%           315,729          315,729

The Sarasota Group, Inc.           Inactive                 Common Stock           100%              --               --
                                                                                             -------------   -------------

                                                                                                 315,729           315,729
                                                                                             -------------   -------------

Total investments                                                                            $     315,729   $     315,729
                                                                                             =============   =============


                              PHOTONICS CORPORATION
                              FINANCIAL HIGHLIGHTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)



                                                            2006               2005
                                                       --------------     --------------
PER SHARE INFORMATION

  Net asset value, beginning of period                 $      (0.0020)    $      (0.0024)
  Net increase (decrease) from operations                     (0.0006            (0.0004)
  Net change in realized gains from investments, net           0.0081             0.0000
  Net increase from stock transactions                         0.0007             0.0005
                                                       --------------     --------------
    Net asset value, end of period                     $       0.0062     $      (0.0023)
                                                       ==============     ==============


RATIOS/SUPPLEMENTAL DATA

  Net assets, end of period                            $    1,233,454     $     (301,175)
  Average net assets                                        1,042,713            298,940
  Ratio of expenses to average net assets                       16.15%             16.65%
  Ratio of net earnings (loss) to average net assets           -10.66%            -16.65%
  Shares outstanding at end of period                     200,000,000        129,309,075
  Weighted average share outstanding during period        159,983,818        119,364,324

                              PHOTONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

On December 16, 2005, the Company entered into a Stock Purchase Agreement with ACL Consulting Corporation (ACL), an entity majority owned by an officer of the Company. Upon acquisition of ACL, the Company became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, and no longer considered itself as being in the development stage.

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

Unaudited Condensed Interim Financial Statements Basis of Presentation Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the six months ended June 30, 2006 and year ended December 31, 2005, its operating results for the three and six months ended June 30, 2006 and 2005, and its cash flows and changes in net assets for the six months ended June 30, 2006 and 2005, are presented in the accompanying condensed financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

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

Unaudited   Condensed  Interim   Financial   Statements  Basis  of  Presentation
(Continued)

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


NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company The operating results for the six months ended June 30, 2006 reflect the Company's results as an investment/business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the six months ended June 30, 2005 reflect the Company's results prior to operating as an investment/business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see respective sections in the notes to the Company's audited financial statements included in the Company's Form 10-K.

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


NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its composition of net assets. This treatment is similar to the treatment required by SFAS No. 130.

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

Pursuant to Rule 5-02 of Regulation S-X, the Series A Shares (Note 4) are considered mandatorily redeemable and as such are presented in the accompanying statement on net assets outside of the composition of net assets at December 31, 2005. The initial carrying amount of these shares was recorded at its fair value at the date of issuance, which was determined on a per share basis to equal the value at which these shares were redeemed in January 2006. In addition, the carrying value was increased by the amount of accrued cumulative dividends at December 31, 2005.

Reclassifications
Certain reclassifications have been made to the 2005 balances to conform with the 2006 financial statement presentation.


NOTE 3            INVESTMENTS

As of June 30, 2006 and December 31, 2005, investments consisted of the following:

                                        June 30, 2006           December 31, 2005
                                   -----------------------   -----------------------
                                      Cost      Fair Value      Cost      Fair Value
                                   ----------   ----------   ----------   ----------
Investments in equity securities   $    5,000   $    5,000   $     --     $     --
Investments in, net of advances
   from controlled companies        1,593,000    1,593,000      315,729      315,729
                                   ----------   ----------   ----------   ----------
Total                              $1,598,000   $1,598,000   $  315,729   $  315,729
                                   ==========   ==========   ==========   ==========


NOTE 3            INVESTMENTS (CONTINUED)

The   composition   of  Photonics   Corporation's   portfolio  of  publicly  and
non-publicly  traded  investments  as of June 30, 2006 and  December 31, 2005 at cost and fair value was as follows:

                                            June 30, 2006                     December 31, 2005
                                  ---------------------------------    --------------------------------
                                    Investments      Percentage of       Investments      Percentage of
                                      at Cost       Total Portfolio        at Cost       Total Portfolio
                                  ---------------   ---------------    ---------------   ---------------
Equity                            $         5,000             0.31%    $          --               0.00%
Investments in, net of advances
  from controlled companies             1,593,000            99.69%            315,729           100.00%
                                  ---------------   ---------------    ---------------   ---------------
Total                             $     1,598,000           100.00%    $       315,729           100.00%
                                  ===============   ===============    ===============   ===============



                                           June 30, 2006                        December 31, 2005
                                  ---------------------------------    ---------------------------------
                                    Investments      Percentage of       Investments      Percentage of
                                   at Fair Value    Total Portfolio     at Fair Value    Total Portfolio
                                  ---------------   ---------------    ---------------   ---------------

Equity                            $         5,000             0.31%    $          --               0.00%
Investments in, net of advances
from controlled companies               1,593,000            99.69%            315,729           100.00%
                                  ---------------   ---------------    ---------------   ---------------
Total                             $     1,598,000           100.00%    $       315,729           100.00%
                                  ===============   ===============    ===============   ===============


Set forth below are tables showing the composition of Photonics Corporation's portfolio by industry sector at cost and fair value at June 30, 2006 and December 31, 2005:


                                  June 30, 2006                       December 31, 2005
                        ---------------------------------    ---------------------------------
                          Investments      Percentage of       Investments      Percentage of
      Description           at Cost       Total Portfolio        at Cost       Total Portfolio
---------------------   ---------------   ---------------    ---------------   ---------------
Professional Services   $     1,593,000            99.69%    $       315,729           100.00%
Real Estate                       5,000             0.31%               --               0.00%
Inactive                           --               0.00%               --               0.00%
                        ---------------   ---------------    ---------------   ---------------
Total                   $     1,598,000           100.00%    $       315,729           100.00%
                        ===============   ===============    ===============   ===============



                                  June 30, 2006                       December 31, 2005
                        ---------------------------------    ---------------------------------
                          Investments      Percentage of       Investments      Percentage of
      Description        at Fair Value    Total Portfolio     at Fair Value    Total Portfolio
---------------------   ---------------   ---------------    ---------------   ---------------

Professional Services   $     1,593,000            99.69%    $       315,729           100.00%
Real Estate                       5,000             0.31%           --                   0.00%
Inactive                           --               0.00%           --                   0.00%
                        ---------------   ---------------    ---------------   ---------------
Total                   $     1,598,000           100.00%    $       315,729           100.00%
                        ===============   ===============    ===============   ===============

NOTE 4            CAPITAL STRUCTURE DISCLOSURES

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 and each share having one voting right along with the voting rights attached to the Series A Convertible Preferred Stock (see below).

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker 100 Index, LP, a related party (Note 5), for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, $406,146 stock subscription receivable (Note 5), and extinguishment of the Company's $100,000 note payable to Shocker 100 Index, LP. This issuance increases the number of common shares issued and outstanding from 132,309,075 shares to 200,000,000 shares.

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

The terms of the Company's Series A Shares provide for cumulative dividends. Unpaid dividends will accrue without interest until paid. On June 14, 2006, the Company paid accrued dividends on the Series A Shares in the amount of $1,315. At June 30, 2006, accrued dividends were zero.


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

On April 18, 2006, the Company extinguished its note payable for $100,000 to Shocker 100 Index, LP, a limited partnership in which ACL owns a 42.9% limited partnership interest, in connection with the issuance of its common stock (Note
4). The note was unsecured with an interest rate of 8% per annum and was payable as Shocker 100 Index, LP may from time to time designate in writing. Interest expense related to the note was $2,345 for the six months ended June 30, 2006.


NOTE 5            RELATED PARTY TRANSACTIONS (CONTINUED)

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

On April 18, 2006, in conjunction with the issuance of 67,690,925  shares of the
Company's  common  stock to  Shocker  100 Index,  LP (Note 4), a $406,146  stock
subscription   receivable   was  issued  to  the  Company.   The  receivable  is
non-interest  bearing  until  October 17,  2006,  at which point  interest  will commence  to  accrue on the  outstanding  principal  at a rate of 8% per  annum.
Principal and interest,  accrued accordingly,  are payable on demand, and if not paid sooner, all principal and interest accrued is due on April 17, 2008.

On June 14, 2006, the Company repaid the $100,000 note issued to an officer as part of the Series A Convertible Preferred Stock redemption (Note 4). The note was non-interest bearing until June 1, 2006, at which point interest commenced to accrue on the outstanding principal at a rate of 8% per annum. The officer waived the interest related to the note upon repayment, thus no interest expense was recorded during the six months ended June 30, 2006.

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight
Consulting Corporation, a Kentucky corporation 100% owned by Bryce Knight.


NOTE 6           NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net increase
(decrease) in net assets from operations per common share for the six months ended June 30, 2006 and 2005:

                                                          Six Months Ended June 30,
                                                             2006            2005
                                                        -------------   -------------
Basic
Net increase (decrease) in net assets from operations   $   1,361,745   $     (49,783)

Weighted average common shares outstanding                159,983,818     119,364,324

Net increase (decrease) in net assets from
operations per common share - basic                     $       0.009   $      (0.000)

Diluted
Net increase (decrease) in net assets from operations   $   1,361,745   $     (49,783)

Weighted average common shares outstanding
and dilutive common stock equivalents                     168,662,857     119,364,324

Net increase (decrease) in net assets from
operations per common share - basic                     $       0.008   $      (0.000)

For the six months ended June 30, 2005, potentially dilutive securities are excluded from the computation, as their effect is anti-dilutive.

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the six months ended June 30, 2006 and 2005 is as follows.

                                                      Six Months Ended
                                                 June 30, 2006    June 30, 2005
                                                 -------------    -------------

Tax expense (benefit) computed at statutory rate $     551,142    $     (16,926)
Increase (decrease) in valuation allowance            (345,378)          16,926
State income taxes                                      53,499             --
                                                 -------------    -------------

Income tax provision                             $     259,263    $        --
                                                 =============    =============


                                                   Six Months Ended
                                                     June 30, 2006
                                                   ----------------

Tax expense (benefit) from operations              $        (57,259)
Tax expense on realized gains from investments              316,522
Less state income taxes                                     (53,499)
Net operating loss benefit available at 12/31/05            345,378
                                                   ----------------

Tax expense computed at statutory rate             $        551,142
                                                   ================

At June 30, 2006 and December 31, 2005, significant components of the Company's deferred tax assets (benefits) are summarized below.

                                                         6/30/2006   12/31/2005
                                                        ----------   ----------

Deferred Tax Assets:
Net Operating Loss Carry Forward                        $     --     $ (345,378)
Less Valuation Allowance                                      --        345,378
                                                        ----------   ----------
                                                              --           --
Deferred Tax Liabilities                                      --           --
                                                        ----------   ----------

Net Deferred Tax Assets                                 $     --     $     --
                                                        ==========   ==========

NOTE 8            COMMITMENTS AND CONTINGENCIES

From time-to-time, some of the Company's portfolio companies may receive correspondence or other notices of alleged breach of license agreement or other contract. Some of these notifications provide a period of time in which to cure an alleged breach or default. The failure of the Company's portfolio companies to cure an alleged breach or default may have a material adverse impact on the Company's results of operations and financial position.


NOTE 9            PLAN OF MERGER

On May 26, 2006, the Company entered into an Agreement and Plan of Merger with Small Cap Strategies, Inc. (SCS), a Nevada corporation formed by officers of the Company. The planned merger will accomplish a reincorporation and redomicile from the State of California to the State of Nevada through merging with and into SCS, with SCS being the surviving corporation. Following the merger, SCS will continue to conduct the business of the Company as a Nevada corporation under the name "Small Cap Strategies, Inc." and will assume all of the Company's assets and liabilities. The reincorporation will not result in material change in the Company's capitalization included in the Company's current Articles of Incorporation. The merger, and related reincorporation, is anticipated to be completed during the Company's third quarter of 2006.

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

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations
---------------------

Three months ended June 30, 2006 as compared to the three months ended June 30, 2005 -

     o During the three months ended June 30, 2006, operating income was $0; that represents no (0%) change from the prior period when operating income was $0 as well.

     o During the three months ended June 30, 2006, operating expenses increased $14,773 (35%) to $57,456 from $42,683 in the prior period. The increase in operating expenses is attributed to increases in compensation and benefits.

     o During the second quarter of 2006, the Company recorded a net gain on investments, net of income tax, of $81,157. The net gain is a direct result of realized gains on our investment in our portfolio company, ACL Consulting Corporation.

Results of Operations
---------------------

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005
-

     o During the six months ended June 30, 2006, operating income was $0; that represents no (0%) change from the prior period when operating income was $0 as well.

     o During the six months ended June 30, 2006, operating expenses increased $118,626 (238%) to $168,409 from $49,783 in the prior period. The increase in operating expenses is attributed to increases in compensation and benefits, interest, and professional fees

     o During the first six months of 2006, the Company recorded a net gain on investments, net of income tax, of $1,472,895. The net gain is a direct result of realized gains on our investment in our portfolio company, ACL Consulting Corporation.


Liquidity and Capital Resources
-------------------------------

     o At June 30, 2006, we had net assets (liabilities) of $1,233,454 as compared to net assets (liabilities) of ($263,672) at December 31, 2005. During the first six months of 2006, investments in controlled companies increased $1,277,271from $315,729 to $1,593,000 while cash decreased $605,020 from $607,245 to $2,225.

     o Liabilities have decreased $318,560 during 2006 from $685,331 at year-end 2005 to $366,771 as of June 30, 2006. The decrease in liabilities can be attributed to the Company paying off a $458,000 note payable and a $100,000 note payable during the first six months of 2006.


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

Investment Amounts

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $5,000,000.

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

The purchase price of the shares was $1,593,000. The consideration for the acquisition was comprised of three components:

     (1)  $735,000 in cash paid at closing,
     (2)  $458,000 secured promissory note delivered at closing and
     (3) 400,000 shares of Series A Redeemable Convertible Preferred Stock of the Company with a value at issuance of $400,000.

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

At June 30, 2006, the fair market value of the Company's investment in ACL was $1,593,000.

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

ITEM 4:           CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO and CFO, concluded that, as of June 30, 2006, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

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

ITEM 1A:          RISK FACTORS

Not Applicable.

ITEM 2:           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker 100 Index, LP, a related party, in exchange for consideration of $541,527.40. The consideration consisted of $35,382 cash, $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker 100 Index, LP. The proceeds from the sale of restricted stock to Shocker 100 Index, LP will be used at management's discretion.

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 2006, the Company obtained majority shareholder consent to give the Board of Directors of the Company authorization to declare a reverse stock split (a "Reverse Split") in such amount and effective as of a date to be chosen by the Board within one (1) year of the date of authorization by the majority of Shareholders and effective upon the filing of amended and restated Articles of Incorporation and notice to the NASD. The number of shares to be exchanged for one share of new common stock will be the "Reverse Number" and the Board of Directors may determine this Reverse Number from a minimum of five (5) to a maximum of two hundred (200) shares of common stock.

On May 26, 2006, the Company obtained majority shareholder consent to give the Board of Directors of the Company authorization to sell the Company's common stock below the Net Asset Value (calculated on a per share basis). This authorization is limited to sales commenced and continuing for a period of one year. If additional sales are required to fund investment opportunities or otherwise and the market does not allow sales above Net Asset Value, additional authorization may be sought by the Board of Directors.

On May 26, 2006, the Company obtained majority shareholder consent to give the Company's Board of Directors authorization to adopt an Executive Officer Compensation Plan which includes SAR and Cash-Distribution Profit-sharing. This plan includes a basic salary package as well as incentives that are intended to attract the highest quality individuals to serve as the company's executive officers. The Company's Executive Officer Compensation Plan is intended to provide incentive compensation to officers of the Company.

On May 26, 2006, the Company obtained majority shareholder consent to give the Company's Board of Directors authorization to cause to occur the reincorporation and resulting redomicile of the Company from the State of California to the State of Nevada. The effect of this Company Action will be to change the Company's state of incorporation from the State of California to the State of Nevada (the "Reincorporation"). Such Reincorporation will be accomplished by merging the Company with and into a newly-created company known as Small Cap Strategies, Inc., ("SCS") which was formed by officers of the Company for this purpose. The proposal to change the Company's state of incorporation gives the Shareholders dissenters' rights under California law. The Reincorporation will not result in a material change in the Company's capitalization included in the Company's current Articles of Incorporation.

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

                                                     PHOTONICS CORPORATION


         Date:    August 14, 2006                     By: /s/ Bryce Knight
                                                         ------------------
                                                         Bryce Knight
                                                         Chief Executive Officer