Form 10-K/A
period 2005-12-31
PHOTONICS CORP
filed 2006-10-02
CIK 912844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                             Index to Annual Report


                                     PART I


ITEM 1 BUSINESS                                                          Page 3

ITEM 1A RISK FACTORS                                                     Page 14

ITEM 2 PROPERTIES                                                        Page 35

ITEM 3 LEGAL PROCEEDINGS - PHOTONICS CORPORATION                         Page 35

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               Page 37


                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS                                               Page 38

ITEM 6 SELECTED FINANCIAL DATA                                           Page 39

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS                              Page 40

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       Page 46

ITEM 8 FINANCIAL STATEMENTS       WITH SUPPLEMNENTARY DATA               Page 47

            Report of Independent Registered Public Accounting Firm      Page 48
            Statemsnts of Net Assets                                     Page 49
            Statements of Operations                                     Page 50
            Statements of Cash Flows                                     Page 51
            Statements of Changes in Net Assets                          Page 52
            Schedule of Investments                                      Page 53
            Notes to Financial Statements                                Page 54
            Schedules of Financial Ratios                                Page 65

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE                            Page 66

            Item 9A - Controls and Procedures                            Page 66
            Item 8B - Other information                                  Page 66

                                    PART III


Item 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 Page 66

ITEM 11 EXECUTIVE COMPENSATION                                           Page 68

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   Page 69

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   Page 69

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES                           Page 70

                                     PART IV

ITEM 15 EXHIBITS AND REPORTS ON FORM 8-K                                 Page 71

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

                                       2005            2004            2003
                                   ------------    ------------    ------------

Revenues                           $       --      $       --      $       --

Administrative expenses                  86,125          72,932          87,557

Net loss from operations                (86,125)        (72,932)        (87,557)

Other Income (Expense)                  166,960            --              --

Income (loss) before income taxes        80,835         (72,932)        (87,557)

Net Income (loss)                        80,835         (72,932)        (87,557)

Net Income (loss) applicable to
Common stock                             79,520         (72,932)        (87,557)

Income (loss) per share
       Basic                               0.00           (0.00)          (0.00)
       Diluted                             0.00           (0.00)          (0.00)


Balance Sheet Data:
Investments at fair value          $    315,729    $       --
Cash                                    607,245             100
Total assets                            922,974             100
Total liabilities                       685,331         291,492
Total Stockholder's Deficit            (263,672)       (291,392)
Common stock outstanding
  at year end                       132,309,075     119,309,075

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

                              PHOTONICS CORPORATION
                                TABLE OF CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................48

STATEMENTS OF NET ASSETS...................................................49

STATEMENTS OF OPERATIONS...................................................50

STATEMENTS OF CASH FLOWS...................................................51

STATEMENTS OF CHANGES IN NET ASSETS........................................52

SCHEDULE OF INVESTMENTS....................................................53

NOTES TO FINANCIAL STATEMENTS..............................................54-64

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


Board of Directors
Photonics Corporation
Dallas, Texas


We have audited the accompanying statements of net assets of Photonics Corporation at December 31, 2005 and 2004, including the schedule of investments as of December 31, 2005, and the related statements of operations, cash flows and changes in net assets for the period December 16, 2005 through December 31, 2005, the period January 1, 2005 through December 15, 2005 and each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photonics Corporation, as of December 31, 2005 and 2004, and the results of its operations, its cash flows and changes in net assets for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, accounting principles used in the preparation of the financial statements beginning December 16, 2005 (upon becoming an investment company under the Investment Company Act of 1940) are different than those of prior periods and therefore are not directly comparable.



  /x/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
March 29, 2006


                          PHOTONICS CORPORATION
                         Statements of Net Assets
              As of December 31, 2005 and December 31, 2004

                                                                           2005           2004
                                                                       -----------    -----------
ASSETS
Investments in, net of advances from controlled portfolio
  companies (cost of $315,729)                                         $   315,729    $      --
Cash and cash equivalents                                                  607,245            100
                                                                       -----------    -----------
  TOTAL ASSETS                                                             922,974            100
                                                                       -----------    -----------

LIABILITIES
  Accounts payable                                                          11,564        234,093
  Accrued expenses                                                           7,172           --
  Advances from stockholders                                               108,595         57,399
  Note payable - Affiliate                                                 100,000           --
  Note payable - Officer                                                   458,000           --
                                                                       -----------    -----------
  TOTAL LIABILITIES                                                        685,331        291,492
                                                                       -----------    -----------

Series A Convertible Preferred Stock, redeemable, cumulative 6%,
  $.001 par value, 400,000 shares authorized, issued and outstanding
  at liquidation value                                                     501,315           --
                                                                       -----------    -----------
NET ASSETS                                                             $  (263,672)   $  (291,392)
                                                                       ===========    ===========

Commitments and contingencies

Composition of net assets:
  Preferred stock, $.001 par value; 49,600,000 shares
     authorized; no shares issued and outstanding                      $      --      $      --
  Common stock, $.001 par value, 200,000,000 shares authorized;
    132,309,075 and 119,309,075 shares issued and outstanding at
     December 31, 2005 and 2004, respectively                              132,309        119,309
  Additional paid in capital                                             2,205,472      2,270,272
  Accumulated deficit:
    Accumulated net operating loss                                      (2,601,453)    (2,680,973)
    Net realized loss on investments                                          --             --
    Net unrealized appreciation (depreciation) of investments                 --             --
                                                                       -----------    -----------
Net assets                                                             $  (263,672)   $  (291,392)
                                                                       ===========    ===========
Net asset value per share                                              $   (0.0020)   $   (0.0024)
                                                                       ===========    ===========

See accompanying notes to financial statements.


                              PHOTONICS CORPORATION
                            Statements of Operations
               Three Years Ended December 31, 2005, 2004 and 2003

                                                                           Prior to becoming an Investment Company
                                                                  --------------------------------------------------------
                                                 Period from         Period from
                                                Dec. 16, 2005       Jan. 1, 2005          Year Ended          Year Ended
                                              to Dec. 31, 2005    to Dec. 15, 2005      Dec. 31, 2004       Dec. 31, 2003

Income from operations                        $           --      $           --      $           --      $           --
                                              ----------------    ----------------    ----------------    ----------------

Costs and Expenses:
  Legal, audit and consulting fees                        --                84,821              76,969              86,057
  Transfer agent fees                                     --                 1,178               1,485               1,500
  Other general and administrative expenses                126                --                (5,522)               --
  Interest expense                                       1,474               5,699                --                  --
  Gain on extinguishment of debt                          --              (174,133)               --                  --
                                              ----------------    ----------------    ----------------    ----------------
                                                         1,600             (82,435)             72,932              87,557

Earnings (loss) before income taxes                     (1,600)             82,435             (72,932)            (87,557)
Income taxes                                              --                  --                  --                  --
                                              ----------------    ----------------    ----------------    ----------------
Net earnings (loss) from operations                     (1,600)             82,435             (72,932)            (87,557)
                                              ----------------    ----------------    ----------------    ----------------
Dividends on 6% preferred stock                          1,315                --                  --                  --
Net earnings (loss) applicable to
     common stock                                       (2,915)             82,435             (72,932)            (87,557)
                                              ----------------    ----------------    ----------------    ----------------
Net realized and unrealized losses:
  Net realized loss on investments, net of
    income tax benefit of $0 for 2005,
    2004 and 2003, respectively                           --                  --                  --                  --
  Change in unrealized depreciation of
    controlled affiliate investments, net
    of deferred tax expense of $0 in 2005,
    2004 and 2003, respectively                           --                  --                  --                  --
                                              ----------------    ----------------    ----------------    ----------------
Net decrease in net assets from operations    $         (2,915)   $         82,435    $        (72,932)   $        (87,557)
                                              ================    ================    ================    ================

Net increase (decrease) in net assets
  from operations per share:
     Basic                                    $         (0.000)   $          0.001    $         (0.001)   $         (0.001)
                                              ================    ================    ================    ================
     Diluted                                  $         (0.000)   $          0.001    $         (0.001)   $         (0.001)
                                              ================    ================    ================    ================
Weighted average shares outstanding:
     Basic                                         131,371,575         123,911,815         116,205,216         110,400,000
                                              ================    ================    ================    ================
     Diluted                                       131,371,575         140,590,854         116,205,216         110,400,000
                                              ================    ================    ================    ================





See accompanying notes to financial statements.


                              PHOTONICS CORPORATION
                            Statements of Cash Flows
               Three Years Ended December 31, 2005, 2004 and 2003

                                                                             Prior to becoming an Investment Company
                                                                           --------------------------------------------------------
                                                          Period from         Period from
                                                         Dec. 16, 2005       Jan. 1, 2005          Year Ended          Year Ended
                                                       to Dec. 31, 2005    to Dec. 15, 2005      Dec. 31, 2004       Dec. 31, 2003
                                                       ----------------    ----------------    ----------------    ----------------
Cash flows from operating activities:
Net increase (decrease) in net assets from operations  $         (1,600)   $         82,435    $        (72,932)   $        (87,557)
Adjustments to reconcile net increase (decrease) in
  net assets from operations to net cash used in
  operating activities:
     Common stock issued for services                              --                40,000              45,454              26,000
     (Increase) decrease in prepaid expenses                       --                  --                  --                37,258
     Increase (decrease) in accounts payable                       --              (222,530)             (5,522)               --
     Increase (decrease) in accrued expenses                      1,474               5,699                --                  --
                                                       ----------------    ----------------    ----------------    ----------------
          Net cash used in operating activities                    (126)            (94,396)            (33,000)            (24,299)
                                                       ----------------    ----------------    ----------------    ----------------
Cash flows from investing activities:
Cash payments made for acquisition                             (735,000)               --                  --                  --
Cash distributions received from portfolio company
     investment                                               1,277,271                --                  --                  --
                                                       ----------------    ----------------    ----------------    ----------------
          Net cash provided by investing activities             542,271                --                  --                  --
                                                       ----------------    ----------------    ----------------    ----------------
Cash flows from financing activities:
Proceeds from note payable - affiliate                           65,000              35,000                --                  --
Advances from stockholders                                         --                59,396              33,100              24,299
                                                       ----------------    ----------------    ----------------    ----------------
          Net cash provided by financing activities              65,000              94,396              33,100              24,299
                                                       ----------------    ----------------    ----------------    ----------------
Net increase in cash and cash equivalents                       607,145                --                   100                --
Cash and cash equivalents, beginning of period                      100                 100                --                  --
                                                       ----------------    ----------------    ----------------    ----------------
Cash and cash equivalents, end of period               $        607,245    $            100    $            100    $           --
                                                       ================    ================    ================    ================

Supplemental disclosure of non-cash investing
     and financing activities
Common stock issued:
     In exchange for services                          $           --      $         40,000    $         45,454    $         26,000
     As settlement of shareholder advances                        8,200                --                  --                  --
Note payable incurred in conjunction with
     acquisition                                                458,000                --                  --                  --
Convertible preferred stock issued in
     conjunction with acquisition                               500,000                --                  --                  --
Convertible preferred stock dividends
     accrued but not paid                                         1,315                --                  --                  --



See accompanying notes to financial statements.


                              PHOTONICS CORPORATION
                       Statements of Changes in Net Assets
               Three Years Ended December 31, 2005, 2004 and 2003

                                                                             Prior to becoming an Investment Company
                                                                      --------------------------------------------------------
                                                     Period from         Period from
                                                    Dec. 16, 2005       Jan. 1, 2005          Year Ended          Year Ended
                                                  to Dec. 31, 2005    to Dec. 15, 2005      Dec. 31, 2004       Dec. 31, 2003
Changes in net assets from operations:
  Net earnings (loss) from operations             $         (1,600)   $         82,435    $        (72,932)   $        (87,557)
  Net realized loss on sale of investments, net               --                  --                  --                  --
  Change in net unrealized appreciation
    (depreciation) of investmetns, net                        --                  --                  --                  --
                                                  ----------------    ----------------    ----------------    ----------------
    Net increase (decrease) in net assets from
      operations                                            (1,600)             82,435             (72,932)            (87,557)
                                                  ----------------    ----------------    ----------------    ----------------

Capital stock transactions:
  Common stock issued for services                            --                40,000              45,454              26,000
  Issuance of convertible preferred stock in
     conjunction with acquisition of ACL                  (100,000)               --                  --                  --
  Issuance of common stock for settlement of
     shareholder advances                                    8,200                --                  --                  --
  Dividends on convertible preferred stock                  (1,315)               --                  --                  --
                                                  ----------------    ----------------    ----------------    ----------------
    Net increase in net assets from stock
      transactions                                         (93,115)             40,000              45,454              26,000
                                                  ----------------    ----------------    ----------------    ----------------
Net increase (decrease) in net assets                      (94,715)            122,435             (27,478)            (61,557)
Net assets, beginning of period                           (168,957)           (291,392)           (263,914)           (202,357)
                                                  ----------------    ----------------    ----------------    ----------------
Net assets, end of period                         $       (263,672)   $       (168,957)   $       (291,392)   $       (263,914)
                                                  ================    ================    ================    ================







See accompanying notes to financial statements.


                              PHOTONICS CORPORATION
                             Schedule of Investments
                                December 31, 2005

Percent      Date of                                                          Historical          Fair
 Owned     Acquisition                                                           Cost            Value

Investments in, net of advances from controlled portfolio companies:
 100%         Dec-05     ACL Consulting Corporation; provides professional
                         services to businesses; 34.2% of total assets            315,729         315,729

                         Investments with $0 value - see schedule below              --              --
                                                                             ------------    ------------
                         Total investments at December 31, 2005              $    315,729         315,729
                                                                                             ============
                         Cash and other assets, less liabilities                 (579,401)
                                                                             ------------
                         Net assets (liabilities) at December 31, 2005       $   (263,672)
                                                                             ============

                         SCHEDULE OF INVESTMENTS WITH $0 VALUE
 100%         Oct-01     The Sarasota Group, Inc.; inactive                  $       --      $       --
                                                                             ------------    ------------
                                                                             $       --      $       --
                                                                             ============    ============








See accompanying notes to financial statements.

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

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation  and Principles of  Consolidation
-------------------------------------------------------
Beginning December 16, 2005, the accompanying financial statements reflect the separate accounts of Photonics Corporation, and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

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

Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the years ended December 31, 2005 and 2004 and its operating results, cash flows and changes in net assets for each of the years ended December 31, 2005 (separated as indicated above), 2004 and 2003 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

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

Our investment in ACL at December 31, 2005, may be summarized as follows:

Purchase price                                                      $ 1,593,000
Cash distributions received from ACL                                 (1,277,271)
                                                                    -----------
Investment at cost                                                  $   315,729
                                                                    ===========

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


NOTE 6   PROVISION FOR INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005, the Company's cost of its investments for federal income tax purposes is equal to its cost for financial reporting purposes. The Company files a consolidated income tax return with its wholly owned subsidiaries, SGI and ACL.

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


At December 31, 2005 and 2004, significant components of the Company's deferred tax assets (benefits) are summarized below.


                                            12/31/2005    12/31/2004
                                            ----------    ----------

         Deferred Tax Assets:
         Net Operating Loss Carry Forward   $ (345,378)   $ (372,862)
         Less Valuation Allowance              345,378       372,862
                                            ----------    ----------
                                                  --            --

         Deferred Tax Liabilities                 --            --
                                            ----------    ----------

         Net Deferred Tax Assets            $     --      $     --
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


NOTE 8   COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL  PROCEEDINGS  -   REPIPELINE.COM,   INC.,  which  could  affect  Photonics
(continued)  The  lawsuit  against  Mr.  Fonteno was dropped by the Board in the third  quarter of 2001 when the  Company was unable to continue to pay for legal fees associated with the lawsuit.  REPipeline.com's  management does not believe the outcome of its lawsuit with RE4S founder will have an adverse  effect on the
Company's  financial  position,  operating results or cash flows. On October 18,
2001, Mr. Fonteno filed a lawsuit against REPipeline.com,  Photonics, and former officers and directors of the Company,  including Tom Bailey and Chip  Langston, claiming  various charges and claims of wrongdoing.  In June of 2004, Tom Bailey and Chip Langston informed current  management that all parties in the suit have agreed  upon a  settlement.  Since the  Company  was never  formally  served the lawsuit, current management does not know what the settlement entails and cannot assess its potential exposure.

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


NOTE 9            EXTINGUISHMENT OF DEBT

The following table summarizes the gain from extinguishment of debt recorded by the Company during the period from January 1, 2005 through December 15, 2005:


                                Balance Before            Balance After       Gain on Extinguishment
                                  Settlement               Settlement                of Debt
                            ----------------------   ----------------------   ----------------------
Insight Electronics         $              110,252   $               30,000   $               80,252
Danka Funding Company                       40,474                      250                   40,224
LA Commercial Group, Inc                     8,666                        0                    8,666
Bowne of Dallas, LP                         28,641                   17,500                   11,141

Additional non-litigation
   debts                                    34,496                      646                   33,850
                            ----------------------   ----------------------   ----------------------
Total                       $              222,529   $               48,396   $              174,133
                            ======================   ======================   ======================


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


                              PHOTONICS CORPORATION
                          Schedules of Financial Ratios
               Three Years Ended December 31, 2005, 2004 and 2003

                                                                                    Prior to becoming an Investment Company
                                                                         ----------------------------------------------------------
                                                       Period from          Period from
                                                      Dec. 16, 2005        Jan. 1, 2005           Year Ended           Year Ended
                                                    to Dec. 31, 2005     to Dec. 15, 2005       Dec. 31, 2004        Dec. 31, 2003
                                                    ----------------     ----------------     ----------------     ----------------
Per share information:
Net asset value, beginning of period                $        (0.0013)    $        (0.0024)    $        (0.0024)    $        (0.0023)
Net increase (decrease) from operations                         --                 0.0006              (0.0006)             (0.0008)
Net change in realized and unrealized appreciation
  (depreciation) on investments                                 --                   --                   --                   --
Net increase (decrease) from stock transactions              (0.0007)              0.0005               0.0006               0.0007
                                                    ----------------     ----------------     ----------------     ----------------
Net asset value, end of period                      $        (0.0020)    $        (0.0013)    $        (0.0024)    $        (0.0024)
                                                    ================     ================     ================     ================

Per share market value:
  Beginning of period                               $         0.0055     $         0.0050     $         0.0090     $         0.0010
  End of period                                               0.0075               0.0055               0.0050               0.0090
Investment return, based on market price at end of
  period (1)                                                      36%                  10%                 -44%                 800%

Ratios/supplemental data:
Net assets end of period                            $       (263,672)    $       (168,957)    $       (291,392)    $       (263,914)
Average net assets                                          (216,315)            (230,175)            (277,653)            (233,136)

Ratio of expenses to average net assets                        (0.01)               (0.40)               (0.26)               (0.38)
Ratio of increase (decrease) in net assets from
     operations to average net assets                           0.01                (0.36)                0.26                 0.38

Weighted average number of shares outstanding:
     Basic                                               131,371,575          123,911,815          116,205,216          110,400,000
     Diluted                                             131,371,575          140,590,854          116,205,216          110,400,000
Number of shares outstanding, end of period              132,309,075          129,309,075          119,309,075          110,400,000




(1) Periods of less than one year are not annualized.

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

                                                                    OFFICER OR
   NAME           AGE             POSITION                        DIRECTOR SINCE
--------------------------------------------------------------------------------
                                                                      2005
Bryce Knight      22   President, CEO, Director


Mark Lindberg     38   Chief  Financial  Officer,  Secretary,         2002
                       Director

Paul Johnson      57   Director                                       2005

Terry Washburn    52   Director                                       2005


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

----------------------------------------------------------------------------------------------
                                                                                    Long Term
                                               Annual Compensation               Compensation
----------------------------------------------------------------------------------------------
            (a)                (b)        (c)          (d)           (e)             (f)
----------------------------------------------------------------------------------------------
                                                                 Other Annual    Restricted
                                                                 Compensation   Stock Award(s)
Name and Principal Position   Year    Salary ($)    Bonus ($)         ($)             ($)
----------------------------------------------------------------------------------------------
Bryce Knight                  2005        0            0               0               0
President and Director        2004        -            -               -               -
                              2003        -            -               -               -
----------------------------------------------------------------------------------------------
Mark Lindberg                 2005        0            0               0               0
Chief Financial Officer,      2004        0            0               0               0
 Secretary, Director          2003        0            0               0               0
----------------------------------------------------------------------------------------------

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

Audit-Related Fees: $45,833
Tax Fees: $3,500
All Other Fees: $0

Our Audit Committee was formerly established on March 6, 2006 and is developing its pre-approval policies and procedures. The above fees and services were approved by our Board of Directors.

                                     PART IV

ITEM 15 EXHIBITS AND REPORTS ON FORM 8K

a)        31.1 Certificate   of  Principal   Executive   Officer  and  Principal
               Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b)        14.1 Photonics Corporation Code of Ethics

                                    SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf By the undersigned, thereunto duly authorized.

PHOTONICS CORPORATION

DATE:    September 29, 2006

BY:  /s/ Bryce Knight
   -------------------------------------------
   Bryce Knight
   President, Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                                   TITLE (CAPACITY)            SIGNATURE

9/29/2006     President, Chief Executive Officer, Director    /x/ Bryce Knight
                                                             -------------------
                                                             Bryce Knight

9/29/2006                    Director                         /x/ Paul Johnson
                                                             -------------------
                                                             Paul Johnson

9/29/2006                    Director                         /x/ Terry Washburn
                                                             -------------------
                                                             Terry Washburn