Form 10-Q/A
period 2006-03-31
PHOTONICS CORP
filed 2006-10-03
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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


                                 (502) 515-1515
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One)

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] .

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2006 was 132,309,075 shares.

                              Photonics Corporation

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

Part I           Financial Information (unaudited)

      Item 1.    Condensed Financial Statements

                 Statements of Net Assets as of March 31, 2006 and
                 December 31, 2005                                             3
                 Statements of Operations - For the Three Months Ended
                 March 31, 2006 and 2005                                       4
                 Statements of Cash Flows - For the Three Months Ended
                 March 31, 2006 and 2005                                       5
                 Statements of Changes in Net Assets - For the Three
                 Months Ended March 31, 2006 and 2005                          6
                 Financial Highlights - For the Three Months Ended
                 March 31, 2006 and 2005                                       7
                 Schedule of Investments as of March 31, 2006 and
                 December 31, 2005                                             8
                 Notes to Financial Statements                                10
      Item 2.    Managements Discussion and Analysis of Financial Condition
                 and Results of Operations                                    17
      Item 3.    Quantitative and Qualitative Disclosure about Market Risk    25
      Item 4.    Controls and Procedures                                      25

Part II          Other Information

      Item 1.    Legal Proceedings                                            26
      Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds  26
      Item 3.    Defaults Upon Senior Securities                              26
      Item 4.    Submission of Matters to a Vote of Security Holders          26
      Item 5.    Other Information                                            26
      Item 6.    Exhibits                                                     26
      Signatures
      Exhibits


PART 1:    FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              PHOTONICS CORPORATION
                       Condensed Statements of Net Assets
                      March 31, 2006 and December 31, 2005

                                                                            2006           2005
                                                                        -----------    -----------
                                                                        (Unaudited)
ASSETS
Investments in controlled portfolio companies (cost $1,585,897
   at March 31, 2006 and $315,729 at December 31, 2005)                 $ 1,585,897    $   315,729
Investments in non-afilliated portfolio companies (cost $5,000
   at March 31, 2006 and $0 at December 31, 2005)                             5,000           --
                                                                        -----------    -----------
     Total investments                                                    1,590,897        315,729
Cash and cash equivalents                                                    33,328        607,245
                                                                        -----------    -----------
  TOTAL ASSETS                                                            1,624,225        922,974
                                                                        -----------    -----------

LIABILITIES
  Accounts payable, trade                                                    49,324         11,564
  Accrued expenses                                                           18,502          7,172
  Dividends payable                                                           1,315           --
  Advances from stockholders                                                 73,396        108,595
  Income taxes payable                                                      226,851           --
  Note payable - Affiliate                                                  100,000        100,000
  Note payable - Officer                                                    100,000        458,000
                                                                        -----------    -----------
  TOTAL LIABILITIES                                                         569,388        685,331
                                                                        -----------    -----------
Series A Convertible Preferred Stock, redeemable, cumulative 6%,
  $.001 par value, 400,000 shares authorized, zero and 400,000 shares
  issued and outstanding, respectively, at liquidation value                   --          501,315
                                                                        -----------    -----------
NET ASSETS                                                              $ 1,054,837    $  (263,672)
                                                                        ===========    ===========

Commitments and contingencies (Note 4)

Composition of net assets:
  Preferred stock, $.001 par value; 49,600,000 shares
     authorized; no shares issued and outstanding                       $      --      $      --
  Common stock, $.001 par value, authorized 200,000,000 shares;
    132,309,075 shares issued and outstanding                               132,309        132,309
  Additional paid in capital                                              2,205,472      2,205,472
  Accumulated deficit:
    Accumulated net operating loss                                       (2,674,683)    (2,601,453)
    Net realized gain (loss) on investments                                    --             --
    Net unrealized appreciation (depreciation) of investments             1,391,739           --
                                                                        -----------    -----------
Net assets                                                              $ 1,054,837    $  (263,672)
                                                                        ===========    ===========
Net asset value per share                                               $    0.0080    $   (0.0020)
                                                                        ===========    ===========

See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                       Condensed Statements of Operations
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                         Prior to
                                                                                       becoming an
                                                                                        investment
                                                                                         company
                                                                          2006             2005
                                                                     -------------    -------------
Income from operations                                               $        --      $        --
                                                                     -------------    -------------
Expenses:
  Officer and employee compensation                                         20,000             --
  Professional fees                                                         86,465            7,100
  Shareholder service costs                                                   --               --
  Interest expense - related party                                           3,759             --
  Other selling, general and administrative expense                            730             --
                                                                     -------------    -------------
                                                                           110,954            7,100
                                                                     -------------    -------------
Loss before income taxes                                                  (110,954)          (7,100)
Income tax benefit                                                         (37,724)            --
                                                                     -------------    -------------
Net loss from operations                                                   (73,230)          (7,100)
                                                                     -------------    -------------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income tax benefit
     of none                                                                  --               --
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax expense of $264,575                             1,391,739             --
                                                                     -------------    -------------
          Net realized and unrealized gains (losses)                     1,391,739             --
                                                                     -------------    -------------
Net increase (decrease) in net assets from operations                $   1,318,509    $      (7,100)
                                                                     =============    =============

Net increase (decrease) in net assets from operations per share:
     Basic                                                           $      0.0100    $     (0.0001)
                                                                     =============    =============
     Diluted                                                         $      0.0088    $     (0.0001)
                                                                     =============    =============
Weighted average common shares outstanding:
     Basic                                                             132,309,075      119,309,075
                                                                     =============    =============
     Diluted                                                           148,988,114      119,309,075
                                                                     =============    =============

See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                 Prior to
                                                                               becoming an
                                                                                investment
                                                                                 company
                                                                    2006           2005
                                                                -----------    -----------
Cash flows from operating activities:
 Net increase (decrease) in net assets from operations          $ 1,318,509    $    (7,100)
 Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
       Change in net unrealized (appreciation) depreciation
          of investments                                         (1,275,168)          --
      Changes in operating assets and liabilities:
          Increase (decrease) in accounts payable                    37,760           --
          Increase (decrease) in accrued expenses                    11,330           --
          Increase (decrease) in taxes payable                      226,851          4,100
                                                                -----------    -----------
          Net cash proived by (used in) operating activities        319,282         (3,000)
                                                                -----------    -----------
Cash flows from investing activities:
                                                                -----------    -----------
          Net cash used in investing activities                        --             --
                                                                -----------    -----------
Cash flows from financing activities:
  Repayment of note payable - Officer                              (458,000)          --
  Repayment of stockholder advances                                 (35,199)          --
  Redemption of Series A Convertible Preferred Stock               (400,000)          --
  Advances from stockholders                                           --            3,000
                                                                -----------    -----------
          Net cash provided by (used in) financing activities      (893,199)         3,000
                                                                -----------    -----------
Net decrease in cash and cash equivalents                          (573,917)          --
Cash and cash equivalents, beginning of period                      607,245            100
                                                                -----------    -----------
Cash and cash equivalents, end of period                        $    33,328    $       100
                                                                ===========    ===========

Supplemental Cash Flow Information:
  Non-cash investing and financing activities:

     Note payable incurred in conjunction with convertible
          preferred stock redemption                            $   100,000    $      --

See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                  Condensed Statements of Changes in Net Assets
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                             Prior to
                                                                           becoming an
                                                                            investment
                                                                             company
                                                                2006           2005
                                                            -----------    -----------
Changes in net assets from operations:
  Net earnings (loss) from operations                       $   (73,230)   $    (7,100)
  Net realized gain (loss) on sale of investments, net             --             --
  Change in net unrealized appreciation (depreciation) of
       investments, net                                       1,391,739           --
                                                            -----------    -----------
    Net increase (decrease) in net assets from operations     1,318,509         (7,100)
                                                            -----------    -----------

Capital stock transactions:
                                                            -----------    -----------
    Net increase in net assets from stock transactions             --             --
                                                            -----------    -----------
Net increase (decrease) in net assets                         1,318,509         (7,100)
Net assets, beginning of period                                (263,672)      (291,392)
                                                            -----------    -----------
Net assets, end of period                                   $ 1,054,837    $  (298,492)
                                                            ===========    ===========

See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                              Financial Highlights
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                       Prior to
                                                                                     becoming an
                                                                                      investment
                                                                                       company
                                                                         2006            2005
                                                                     ------------    ------------
PER SHARE INFORMATION
 Net asset value, beginning of period                                $    (0.0020)   $    (0.0024)
 Net increase (decrease) from operations                                  (0.0005)        (0.0001)
 Net change in realized losses and unrealized appreciation
  (depreciation) of investments, net                                       0.0105            --
 Net increase from stock transactions                                        --              --
                                                                     ------------    ------------
     Net asset value, end of period                                  $     0.0080    $    (0.0025)
                                                                     ============    ============
Per share market value:
  Beginning of period                                                $     0.0075    $     0.0090
  End of period                                                      $     0.0061    $     0.0051
Investment return, based on market price at end of period (1)              -18.7%          -43.3%
(1) Periods of less than one year are not annualized.

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                           $  1,054,837    $   (298,492)
 Average net assets                                                       677,966        (296,718)
 Annualized ratio of expenses to average net assets                         65.5%           -9.6%
 Annualized ratio of net decrease in net assets from operations to
     average net assets                                                    777.9%           -9.6%
 Shares outstanding at end of period                                  132,309,075     119,309,075
 Weighted average shares outstanding during period                    132,309,075     119,309,075


See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                             Schedule of Investments
                                 March 31, 2006
                                   (Unaudited)

Percent     Date of                                                       Historical      Fair           % Net
 Owned    Acquisition                                                        Cost         Value          Assets
Common stock investments in, net of advances from controlled portfolio companies:

  100%      Dec-05    ACL Consulting Corporation; provides                $1,585,897    $1,585,897         150.3%
                      business consulting services to companies
                      desiring to go public
  100%      Oct-01    The Sarasota Group, Inc.; inactive                        --            --             0.0%
                                                                          ----------    ----------     ----------
                                                                           1,585,897     1,585,897         150.3%
                                                                          ----------    ----------     ----------

Investments in equity securities of unaffiliated issuers:
  < 1%      Mar-06    Elitegroup Ventures Nevada, Inc.; real estate            5,000         5,000           0.5%
                                                                          ----------    ----------     ----------
                      Total investments at March 31, 2006                 $1,590,897     1,590,897         150.8%
                                                                          ==========
                      Cash and other assets, less liabilities                             (536,060)        -50.8%
                                                                                        -----------    ----------
                      Net assets at March 31, 2006                                      $ 1,054,837         100.0%
                                                                                        ===========    ===========




See accompanying notes to condensed financial statements


                              PHOTONICS CORPORATION
                             Schedule of Investments
                               December 31, 2005

   Percent       Date of                                                     Historical      Fair
    Owned      Acquisition                                                      Cost         Value
Investments in, net of advances from controlled portfolio companies:

     100%        Dec-05    ACL Consulting Corporation; provides
                           business consulting services to companies            315,729       315,729
                           desiring to go public; 34.2% of total assets
                           Investments with $0 value - see schedule below          --            --
                                                                             ----------    ----------
                           Total investments at December 31, 2005            $  315,729       315,729
                                                                             ==========
                           Cash and other assets, less liabilities                           (579,401)
                                                                                           ----------
                           Net assets (liabilities) at December 31, 2005                   $ (263,672)
                                                                                           ==========

                           SCHEDULE OF INVESTMENTS WITH $0 VALUE
     100%        Oct-01    The Sarasota Group, Inc.; inactive                $     --      $     --
                                                                             ----------    ----------
                                                                             $     --      $     --
                                                                             ==========    ==========




See accompanying notes to financial statements.

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

Prior to December 16, 2005, the accompanying financial statements included the accounts of the Company and those of its wholly owned subsidiary, SGI. All intercompany transactions, accounts, and balances were eliminated in the consolidation. There were no material intercompany transactions during the periods presented. SGI did not have any assets, liabilities, or business operations at the time the Company became an investment company, therefore, there was no cumulative effect recognition in the accompanying financial statements upon becoming an investment company.

Development Stage Activities
Through December 15, 2005, the Company was inactive and considered to be in the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for periods prior to this date were considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards
(SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. In connection with the Company's acquisition of ACL and becoming a Business Development Company ("BDC"), the Company is no longer considered a development stage company.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
EPS - basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as options, warrants and convertible debt. Diluted EPS for the three months ended March 31, 2006 and 2005, includes 16,679,039 and -0- potentially dilutive equivalent shares, respectively.

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


NOTE 3    INVESTMENTS

Investments at March 31, 2006, and December 31, 2005, may be summarized as follows:

                                                              Cost       Fair Value

Balance, January 1, 2005                                  $      --      $      --
Acquisitions                                                1,593,000      1,593,000
Cash distributions received, net                           (1,277,271)    (1,277,271)
                                                          -----------    -----------
Balance, December 31, 2005                                    315,729        315,729
Acquisitions                                                    5,000          5,000
Cash distributions received, net                             (386,146)      (386,146)
Investment appreciation (depreciation)                           --        1,656,314
Increase in cost basis resulting from income recognized     1,656,314           --
                                                          -----------    -----------
     Balance, March 31, 2006                              $ 1,590,897    $ 1,590,897
                                                          ===========    ===========

Investments are valued at fair value as determined by the Board of Directors. The values assigned to these securities are based upon available information and may not reflect amounts that could be realized if the Company found it necessary to immediately sell such securities, or amounts that ultimately may be realized. Accordingly, the fair values included in the accompanying schedules of investments may differ from the values that would have been used had a ready market existed for these securities and such differences could be material.

The Company's investment in ACL represented 99.69% and 100% of the Company's investment portfolio at March 31, 2006, and December 31, 2005, respectively. ACL provides business services to companies that desire to go public. At March 31, 2006, ACL's principal asset was a 42.9% limited partnership interest in Shocker 100 Index, LP ("Shocker"). On April 18, 2006, Shocker acquired 33.8% of the Company's common stock.

NOTE 4    CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 and each share having one voting right along with the voting rights attached to the Series A Convertible Preferred Stock (see below).

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker 100 Index, LP, a related party (Note 5), in exchange for a purchase price of $541,527, based on the Company's Net Asset Value per Share. The consideration consisted of $35,381 in cash, $406,146 in a stock subscription receivable and extinguishment of the Company's $100,000 note payable to Shocker. This issuance increases the number of common shares issued and outstanding from 132,309,075 shares to 200,000,000 shares.


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

The terms of the Company's Series A Shares provide for cumulative dividends. Unpaid dividends will accrue without interest until paid. At March 31, 2006, accrued unpaid dividends on the Series A Shares totaled $1,315 as reported on the Company's statement of net assets.

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

At March 31, 2006, the Company had a note payable for $100,000 to Shocker, a limited partnership in which ACL owns a 42.9% limited partnership interest. The note was unsecured with an interest rate of 8% per annum and is payable as Shocker may from time to time designate in writing. Interest expense related to the note was $1,973 for the three months ended March 31, 2006.

On December 16, 2005, in conjunction with the stock purchase of ACL, the Company issued a secured promissory note in the amount of $458,000 to an officer of the Company. Quarterly payments of $114,500 were due on the 1st day of the third month for a period of 360 days, beginning on January 1, 2006. Interest on the note was 6% per annum and payable in full on the maturity date. On January 25, 2006, a payment of $458,000 plus accrued interest of $2,931 was made to the officer to retire the note.

On December 16, 2005, in conjunction with the stock purchase of ACL, the Company indirectly acquired a majority interest in Interim Capital Corp (ICC). On March 30, 2006, the Company's Board of Directors approved the sale of ACL's interest in ICC. The Company entered into a Stock Purchase Agreement with Shocker 200 Index, LP, a related party through a common director, on March 31, 2006. $76,000 was exchanged in consideration for 7,600,000 shares of ICC, representing 72.35% of ICC's outstanding common stock.

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

The Company files a consolidated income tax return with its wholly owned subsidiaries, SGI and ACL. However, due to the reporting requirements for a BDC, the Company's financial statements are prepared on a separate company basis. During the three months ended March 31, 2006, ACL had taxable income of approximately $1,412,000. In calculating its income tax liability, the Company included unrealized appreciation on its investments in the amount of $1,656,314 in income during the three months ended March 31, 2006. Substantially all of the income tax liability calculated is current as a result of filing consolidated income tax returns because, although the income is unrealized by the Company, it was realized, and therefore taxable, at the subsidiary level to be included in the Company's consolidated income tax return.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the three months ended March 31, 2006 and 2005 is as follows.

                                                           2006         2005

Tax expense (benefit) computed at statutory rate        $ 525,423    $  (2,414)
Increase (decrease) in valuation allowance               (345,378)       2,414
State income taxes                                         46,806         --
                                                        ---------    ---------

Income tax provision                                    $ 226,851    $    --
                                                        =========    =========

Tax benefit from operations                             $ (37,724)   $    --
Tax expense on unrealized appreciation of investments     264,575         --
                                                        ---------    ---------

Income tax provision                                    $ 226,851    $    --
                                                        =========    =========


At March 31, 2006 and December 31, 2005, the Company's deferred tax assets relating to its net operating loss carry forward amounted to -0- and $345,378, respectively. A valuation allowance of $345,378 was recorded at December 31, 2005.


NOTE 7    COMMITMENTS AND CONTINGENCIES


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

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We became a Business Development Company ("BDC") when we acquired ACL in December 2005. Accordingly, the most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies.

Results of Operations
---------------------

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005 -

     o During the three months ended March 31, 2006 and 2005, we did not recognize any operating income.

     o During the three months ended March 31, 2006, our expenses of operation were $110,954 as compared to $7,100 in the year earlier period.

               1. Officer and employee compensation amounted to $20,000 ($10,000 officer compensation and $10,000 director fees) in 2006 as compared to -0- in the year earlier period. The increase is primarily due to ending the development stage activities in December 2005 when ACL was acquired and we became a BDC.
               2. Professional fees amounted to $86,465 in 2006 as compared to $7,100 in 2005. The professional fees are for audit and accounting services in both periods. The substantial increase in 2006 is primarily due to the acquisition of ACL and becoming a BDC in December 2005.

               3. Interest expense - related party was $3,759 in 2006 and -0-in 2005. During the 2006 period there was $200,000 in notes payable to related parties outstanding for the full three month period ($100,000 to Shocker and $100,000 to an officer). See note 5.

     o During the first period of 2006, we recorded a net unrealized appreciation on investments of $1,391,739 ($1,656,314 gain less income tax expense of $264,575). The net unrealized appreciation on investments is a direct result of gains realized by ACL on its investment in Shocker, which resulted in the appreciation in value of ACL.

Liquidity and Capital Resources
-------------------------------

     o At March 31, 2006, we had total assets of $1,624,225 as compared to total assets of $922,974 at December 31, 2005. During the first period of 2006, investments in portfolio companies increased $1,275,168 from $315,729 to $1,590,897 while cash decreased $573,917 from $607,245 to
          $33,328.

     o Liabilities have decreased $115,943 during 2006 from $685,331 at year-end 2005 to $569,388 as of March 31, 2006. The net decrease in liabilities can be attributed our paying off a $458,000 note payable during the first period, reduced by issuing a new note payable in the amount of $100,000 and accruing income taxes in the amount of $226,851.

     o Series A Convertible Preferred Stock - During the three months ended March 31, 2006, we redeemed the Series A Convertible Preferred Stock in the amount of $501,315, which required $400,000 in cash and issuance of a $100,000 note payable to an officer.

     o As of March 31, 2006, we had net assets of $1,054,837 as compared to net assets of ($263,672) at December 31, 2005. The increase in net assets is primarily related to our unrealized appreciation on our investment in ACL. ACL had net income before income taxes of $1,462,644 during the three months ended March 31, 2006, the majority of which is gains realized from its investment in Shocker.

Net Asset Value
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $1,624,225 and from this, are subtracted liabilities and debts of $569,388. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $1,054,837. The Net Asset Value per Share ("NAV/S") is calculatred by dividing the NAV by the number of common shares outstanding (132,309,075). The NAV/S is $.0080.

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

Current Portfolio Companies

On December 16, 2005, we entered into a stock purchase agreement to acquire all (100%) of the issued and outstanding shares of the capital stock of ACL, which was majority owned by an officer and director of the Company and which provides business consulting services to companies that desire to go public.

The purchase price of the shares was $1,593,000. The consideration for the acquisition was comprised of three components:

     (1) $735,000 in cash paid at closing,
     (2) $458,000 secured promissory note delivered at closing and
     (3) 400,000 shares of Series A Redeemable Convertible Preferred Stock of the Company with a value at issuance of $400,000

The stock purchase agreement contains a right to rescission, whereby the seller shall have the right to rescind the agreement and maintain 100% ownership of ACL in the event we fail to do the following:

     (1) Fail to make any required payments pursuant to the terms of the Secured Promissory Note or
     (2) Fail to become registered under the 1940 Investment Company Act as a small business development company; or
     (3) Fail to make any required securities filings for a period of 15 months, beginning on the closing date of December 16, 2005.

During the three months ended March 31, 2006, we repaid the $458,000 promissory note and redeemed the 400,000 shares of Series A Redeemable Convertible Preferred Stock.

At March 31, 2006, the fair market value of our investment in ACL was $1,585,897, as determined by our Board of Directors.

The business and purpose of ACL is to identify companies which are capable of becoming publicly traded or are already publicly traded in various industry segments and which are at a stage of development that would benefit from the company's support, market knowledge and financial support. ACL generally seeks to acquire a nominal stake in portfolio companies (usually under 10%) to enable it to have to realize a significant enough return to compensate the company for its investment of management time and effort, as well as capital. These portfolio companies will need to be able to operate independently as an isolated business.

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

ACL's corporate staff believes that their relationship with portfolio companies offers the benefits of both the venture capital model and the strategic investor model without the related drawbacks. ACL intends to have both the capital and managerial resources to provide financing and strategic, managerial, and operational support as needed by potential portfolio companies. In addition, ACL encourages its potential portfolio companies to achieve the superior returns on investment generally provided by public offerings, but only if and when it is appropriate for the development of the business of that company.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities contain elements of risk. Our management considers the principal types of risk to be valuations of investments in portfolio companies and fluctuations in interest rates. We consider the management of risk essential to conducting our business. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

The board of directors determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we intend to invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an equity security is doubtful or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if it determines that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The values of any investments in public securities are determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments in privately-held portfolio companies, to be determined in good faith by the board of directors, may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

In addition, the illiquidity of our existing investments may adversely affect its ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio companies, the proceeds of such liquidation may be significantly less than the current value of such investments.

Because we may borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, is dependent upon the difference between the rates at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.


ITEM 4:   CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

Our Board of Directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, our Board of Directors and management, including the CEO and CFO, concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

                           Changes in Internal Control

At the time of our election as a business development company, our Audit Committee recommended that Photonics update its internal controls. On March 14, 2006, three resolutions were approved by the Board of Directors adopting new general internal controls, new internal controls of audit process and financial reporting, and new internal control of investment assets. No failures or shortcomings were discovered and the updating related to insuring that safeguards appropriate for an investment company were included in our internal controls. There were no significant changes made in our internal controls over financial reporting since that time that have materially affected, or are reasonably  likely to  materially  affect,  these  internal  controls.  Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

PART II - OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

Not applicable

ITEM 1A:  RISK FACTORS

Not applicable

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the first quarter.

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker 100 Index, LP, a related party (Note 5), in exchange for a purchase price of $541,527, based on the Company's Net Asset Value per Share. The consideration consisted of $35,381 in cash, $406,146 in a stock subscription receivable and extinguishment of the Company's $100,000 note payable to Shocker. This issuance increases the number of common shares issued and outstanding from 132,309,075 shares to 200,000,000 shares. The proceeds from the sale of restricted stock to Shocker 100 Index, LP will be used at management's discretion.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:   OTHER INFORMATION

Mr. Mark Lindberg resigned as Chief Financial Officer and Director on September 19, 2006. Mr. Bryce Knight assumed the duties as Chief Financial Officer until a replacement can be found. There was no disagreement between the Company and Mr. Lindberg on any matter relating to the registrant's operations, policies or practices.

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

                                                  PHOTONICS CORPORATION


     Date:    September 29, 2006                  By: /s/ Bryce Knight
                                                     ---------------------------
                                                     Bryce Knight
                                                     Chief Executive Officer and
                                                     Chief Financial Officer