Form 10-Q/A
period 2006-06-30
PHOTONICS CORP
filed 2006-10-03
CIK 912844

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

                              Photonics Corporation

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

Part I            Financial Information (unaudited)

      Item 1.     Condensed Financial Statements

                  Statements of Net Assets as of June 30, 2006 and
                  December 31, 2005                                            3
                  Statements of Operations - For the Three Months Ended
                  June 30, 2006 and 2005                                       4
                  Statements of Operations - For the Six Months Ended
                  June 30, 2006 and 2005                                       5
                  Statements of Cash Flows - For the Six Months Ended
                  June 30, 2006 and 2005                                       6
                  Statements of Changes in Net Assets - For the Six
                  Months Ended June 30, 2006 and 2005                          7
                  Financial Highlights - For the Six Months Ended
                  June 30, 2006 and 2005                                       8
                  Schedule of Investments as of June 30, 2006                  9
                  Schedule of Investments as of December 31, 2005             10
                  Notes to Condensed Financial Statements                     11
      Item 2.     Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                         18
      Item 3.     Quantitative and Qualitative Disclosure about Market Risk   25
      Item 4.     Controls and Procedures                                     26

Part II           Other Information

      Item 1.     Legal Proceedings                                           27
      Item 1A     Risk Factors                                                27
      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds 27
      Item 3.     Defaults Upon Senior Securities                             27
      Item 4.     Submission of Matters to a Vote of Security Holders         27
      Item 5.     Other Information                                           28
      Item 6.     Exhibits                                                    28
      Signatures
      Exhibits


PART 1:   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

                              PHOTONICS CORPORATION
                       Condensed Statements of Net Assets
                       June 30, 2006 and December 31, 2005

                                                                            2006           2005
                                                                        -----------    -----------
                                                                        (Unaudited)
ASSETS
Investments in controlled portfolio companies (cost $1,593,000
   at June 30, 2006 and $315,729 at December 31, 2005)                  $ 1,593,000    $   315,729
Investments in non-afilliated portfolio companies (cost $5,000
   at June 30, 2006 and $0 at December 31, 2005)                              5,000           --
                                                                        -----------    -----------
     Total investments                                                    1,598,000        315,729
Cash and cash equivalents                                                     2,225        607,245
                                                                        -----------    -----------
  TOTAL ASSETS                                                            1,600,225        922,974
                                                                        -----------    -----------

LIABILITIES
  Accounts payable, trade                                                    13,348         11,564
  Accrued expenses                                                           20,764          7,172
  Advances from stockholders                                                 73,396        108,595
  Income taxes payable                                                      259,263           --
  Note payable - Affiliate                                                     --          100,000
  Note payable - Officer                                                       --          458,000
                                                                        -----------    -----------
  TOTAL LIABILITIES                                                         366,771        685,331
                                                                        -----------    -----------
Series A Convertible Preferred Stock, redeemable, cumulative 6%,
  $.001 par value, 400,000 shares authorized, zero and 400,000 shares
  issued and outstanding, respectively, at liquidation value                   --          501,315
                                                                        -----------    -----------
NET ASSETS                                                              $ 1,233,454    $  (263,672)
                                                                        ===========    ===========

Commitments and contingencies (Note 4)

Composition of net assets:
  Preferred stock, $.001 par value; 49,600,000 shares
     authorized; no shares issued and outstanding                       $      --      $      --
  Common stock, $.001 par value, authorized 200,000,000 shares;
    200,000,000 and 132,309,075 shares issued and outstanding
   at June 30, 2006 and December 31, 2005, respectively                     200,000        132,309
  Additional paid in capital                                              2,679,308      2,205,472
  Stock subscription receivable                                            (406,146)          --
  Accumulated deficit:
    Accumulated net operating loss                                       (2,712,603)    (2,601,453)
    Net realized gain (loss) on investments                                    --             --
    Net unrealized appreciation (depreciation) of investments             1,472,895           --
                                                                        -----------    -----------
Net assets                                                              $ 1,233,454    $  (263,672)
                                                                        ===========    ===========
Net asset value per share                                               $    0.0062    $   (0.0020)
                                                                        ===========    ===========

See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                       Condensed Statements of Operations
                    Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                        Prior to
                                                                                       becoming an
                                                                                        Investment
                                                                                         Company
                                                                          2006             2005
                                                                     -------------    -------------
Income from operations                                               $        --      $        --
                                                                     -------------    -------------
Expenses:
  Officer and employee compensation                                         30,000             --
  Professional fees                                                         18,377           41,961
  Shareholder service costs                                                  1,266             --
  Interest expense - related party                                             373             --
  Other selling, general and administrative expense                          7,440              722
                                                                     -------------    -------------
                                                                            57,456           42,683
                                                                     -------------    -------------
Loss before income taxes                                                   (57,456)         (42,683)
Income tax benefit                                                         (19,535)            --
                                                                     -------------    -------------
Net loss from operations                                                   (37,921)         (42,683)
                                                                     -------------    -------------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income tax benefit
     of none                                                                  --               --
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax expense of $51,946                                 81,157             --
                                                                     -------------    -------------
          Net realized and unrealized gains (losses)                        81,157             --
                                                                     -------------    -------------
Net increase (decrease) in net assets from operations                $      43,236    $     (42,683)
                                                                     =============    =============

Net increase (decrease) in net assets from operations per share:
     Basic                                                           $      0.0002    $     (0.0004)
                                                                     =============    =============
     Diluted                                                         $      0.0002    $     (0.0004)
                                                                     =============    =============
Weighted average common shares outstanding:
     Basic                                                             187,354,443      119,418,965
                                                                     =============    =============
     Diluted                                                           196,033,482      119,418,965
                                                                     =============    =============


See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                       Condensed Statements of Operations
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                        Prior to
                                                                                       becoming an
                                                                                        Investment
                                                                                         Company
                                                                          2006             2005
                                                                     -------------    -------------
Income from operations                                               $        --      $        --
                                                                     -------------    -------------
Expenses:
  Officer and employee compensation                                         50,000             --
  Professional fees                                                        104,842           49,061
  Shareholder service costs                                                  1,266             --
  Interest expense - related party                                           4,131             --
  Other selling, general and administrative expense                          8,170              722
                                                                     -------------    -------------
                                                                           168,409           49,783
                                                                     -------------    -------------
Loss before income taxes                                                  (168,409)         (49,783)
Income tax benefit                                                         (57,259)            --
                                                                     -------------    -------------
Net loss from operations                                                  (111,150)         (49,783)
                                                                     -------------    -------------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income tax benefit
     of none                                                                  --               --
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax expense of $316,522                             1,472,895             --
                                                                     -------------    -------------
          Net realized and unrealized gains (losses)                     1,472,895             --
                                                                     -------------    -------------
Net increase (decrease) in net assets from operations                $   1,361,745    $     (49,783)
                                                                     =============    =============

Net increase (decrease) in net assets from operations per share:
     Basic                                                           $      0.0085    $     (0.0004)
                                                                     =============    =============
     Diluted                                                         $      0.0081    $     (0.0004)
                                                                     =============    =============
Weighted average common shares outstanding:
     Basic                                                             159,983,818      119,364,324
                                                                     =============    =============
     Diluted                                                           168,662,857      119,364,324
                                                                     =============    =============


See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                        Condensed Statement of Cash Flows
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                      Prior to
                                                                                     becoming an
                                                                                      investment
                                                                                       company
                                                                          2006           2005
                                                                      -----------    -----------
Cash flows from operating activities:
Net increase (decrease) in net assets from operations                 $ 1,361,745    $   (49,783)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided (used) in operating activities:
    Change in net unrealized (appreciation) of investments             (1,282,271)          --
    Common stock issued for services                                         --           40,000
    Changes in operating assets and liabilities:
      Increase (decrease) in accounts payable                               1,784
      Increase (decrease) in accrued expenses                              13,592
      Increase (decrease) in taxes payable                                259,263
                                                                      -----------    -----------
      Net cash provided by (used in) operating activities                 354,113         (9,783)
                                                                      -----------    -----------
Cash flows from investing activities:
      Net cash provided by (used in) investing activities
Cash flows from financing activities:
  Repayment of note payable - Officer                                    (558,000)          --
  Repayment of stockholder advances                                       (35,199)          --
  Redemption of Series A Convertible Preferred Stock                     (400,000)          --
  Proceeds from issuance of common stock                                   35,381           --
  Dividends paid                                                           (1,315)          --
  Advances from stockholders                                                 --            9,783
                                                                      -----------    -----------
      Net cash provided by (used in) financing activities                (959,133)         9,783
                                                                      -----------    -----------
Net decrease in cash and cash equivalents                                (605,020)          --
Cash and cash equivalents, beginning of period                            607,245            100
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $     2,225    $       100
                                                                      ===========    ===========

Supplemental Cash Flow Information:
    Interest paid                                                     $     2,931    $      --
    Income taxes paid                                                        --             --
  Non-cash investing and financing activities:
    Note payable incurred in conjunction with convertible
      preferred stock redemption                                          100,000           --
    Common stock issued as settlement of note payable                     100,000           --
    Common stock issued in exchange for stock subscription
      receivable                                                          406,146           --

See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                  Condensed Statements of Changes in Net Assets
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                             Prior to
                                                                           becoming an
                                                                           Investment
                                                                             Company
                                                                2006           2005
                                                            -----------    -----------
Changes in net assets from operations:
  Net loss from operations                                  $  (111,150)   $   (49,783)
  Net realized gain (loss) on sale of investments, net             --             --
  Change in net unrealized appreciation (depreciation) of
       investments, net                                       1,472,895           --
                                                            -----------    -----------
    Net increase (decrease) in net assets from operations     1,361,745        (49,783)
                                                            -----------    -----------

Capital stock transactions:
  Common stock issued:
     For cash                                                    35,381           --
     For note payable                                           100,000           --
     For services                                                  --           40,000
                                                            -----------    -----------
    Net increase in net assets from stock transactions          135,381         40,000
                                                            -----------    -----------
Net increase (decrease) in net assets                         1,497,126         (9,783)
Net assets, beginning of period                                (263,672)      (291,392)
                                                            -----------    -----------
Net assets, end of period                                   $ 1,233,454    $  (301,175)
                                                            ===========    ===========





See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                              Financial Highlights
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                        Prior to
                                                                                      becoming an
                                                                                       investment
                                                                                        company
                                                                          2006            2005
                                                                      ------------    ------------
PER SHARE INFORMATION
 Net asset value, beginning of period                                 $    (0.0020)   $    (0.0024)
 Net increase (decrease) from operations                                   (0.0006)        (0.0004)
 Net change in realized losses and unrealized appreciation
  (depreciation) of investments, net                                        0.0081            --
 Net increase from stock transactions                                       0.0007          0.0005
                                                                      ------------    ------------
     Net asset value, end of period                                   $ 0.0062        $    (0.0023)
                                                                      ============    ============
Per share market value:
  Beginning of period                                                 $     0.0075    $     0.0090
  End of period                                                       $     0.0065    $     0.0043
Investment return, based on market price at end of period (1)               -13.3%          -52.2%


RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                            $  1,233,454    $   (298,492)
 Average net assets                                                      1,042,713        (296,718)
 Annualized ratio of expenses to average net assets                          32.3%          -33.6%
 Annualized ratio of net decrease in net assets from operations to
     average net assets                                                     261.2%          -33.6%
 Shares outstanding at end of period                                   200,000,000     129,309,075
 Weighted average shares outstanding during period                     159,983,818     119,364,324

(1)  Periods of less than one year are not annualized.




See accompanying notes to condensed financial statements.


                              PHOTONICS CORPORATION
                             Schedule of Investments
                                 June 30, 2006
                                   (Unaudited)

Percent     Date of                                                    Historical      Fair          % Net
 Owned    Acquisition                                                     Cost         Value         Assets
Common stock investments in, net of advances from controlled portfolio companies:

  100%      Dec-05    ACL Consulting Corporation; provides             $1,593,000    $1,593,000        129.1%
                      business consulting services to companies
                      desiring to go public
  100%      Oct-01    The Sarasota Group, Inc.; inactive                     --            --            0.0%
                                                                       ----------    ----------    ----------
                                                                        1,593,000     1,593,000        129.1%
                                                                       ----------    ----------    ----------

Investments in equity securities of unaffiliated issuers:
  < 1%      Mar-06    Elitegroup Ventures Nevada, Inc.; real estate         5,000         5,000          0.4%
                                                                       ----------    ----------    ----------
                      Total investments at June 30, 2006               $1,598,000     1,598,000        129.6%
                                                                       ==========
                      Cash and other assets, less liabilities                          (364,546)       -29.6%
                                                                                     ----------    ----------
                      Net assets at June 30, 2006                                    $1,233,454        100.0%
                                                                                     ==========    ==========




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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
EPS - basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as options, warrants and convertible debt. Diluted EPS for the six months ended June 30, 2006 and 2005, includes 8,679,039 and -0- potentially dilutive equivalent shares, respectively.

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


NOTE 3    INVESTMENTS

Investments at June 30, 2006, and December 31, 2005, may be summarized as follows:

                                                              Cost       Fair Value
Balance, January 1, 2005                                  $      --      $      --
Acquisitions                                                1,593,000      1,593,000
Cash distributions received, net                           (1,277,271)    (1,277,271)
                                                          -----------    -----------
Balance, December 31, 2005                                    315,729        315,729
Acquisitions                                                    5,000          5,000
Cash distributions received, net                             (512,146)      (512,146)
Investment appreciation (depreciation)                           --        1,789,417
Increase in cost basis resulting from income recognized     1,789,417           --
                                                          -----------    -----------
     Balance, June 30, 2006                               $ 1,598,000    $ 1,598,000
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

The Company's investment in ACL represented 99.69% and 100% of the Company's investment portfolio at June 30, 2006, and December 31, 2005, respectively. ACL provides business services to companies that desire to go public. At June 30, 2006, ACL's principal asset was a 42.9% limited partnership interest in Shocker 100 Index, LP ("Shocker"). On April 18, 2006, Shocker acquired 33.8% of the Company's common stock.

NOTE 4    CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 and each share having one voting right along with the voting rights attached to the Series A Convertible Preferred Stock (see below).

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker, a related party (Note 5), for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, $406,146 stock subscription receivable (Note 5), and extinguishment of the Company's $100,000 note payable to Shocker. This issuance increases the number of common shares issued and outstanding from 132,309,075 shares to 200,000,000 shares.

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

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker, a limited partnership in which ACL owns a 42.9% limited partnership interest, a related party, for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker. The note was unsecured with an interest rate of 8% per annum and was payable as Shocker may from time to time designate in writing. Interest expense related to the note was $2,345 for the six months ended June 30, 2006.

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

The Company files a consolidated income tax return with its wholly owned subsidiaries, SGI and ACL. However, due to the reporting requirements for a BDC, the Company's financial statements are prepared on a separate company basis. During the three months ended March 31, 2006, ACL had taxable income of approximately $1,511,000. In calculating its income tax liability, the Company included unrealized appreciation on its investments in the amount of $1,789,417 in income during the six months ended June 30, 2006. Substantially all of the income tax liability calculated is current as a result of filing consolidated income tax returns because, although the income was unrealized by the Company, it was realized, and therefore taxable, at the subsidiary level to be included in the Company's consolidated income tax return.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the six months ended June 30, 2006 and 2005 is as follows.

                                                           2006         2005

Tax expense (benefit) computed at statutory rate        $ 551,142    $ (16,926)
Increase (decrease) in valuation allowance               (345,378)      16,926
State income taxes                                         53,499         --
                                                        ---------    ---------

Income tax provision                                    $ 259,263    $    --
                                                        =========    =========

Tax benefit from operations                             $ (57,259)   $    --
Tax expense on unrealized appreciation of investments     316,522         --
                                                        ---------    ---------

Income tax provision                                    $ 259,263    $    --
                                                        =========    =========


At June 30, 2006 and December 31, 2005, the Company's deferred tax assets relating to its net operating loss carry forward amounted to -0- and $345,378, respectively. A valuation allowance of $345,378 was recorded at December 31, 2005.


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


NOTE 8    PLAN OF MERGER

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

Results of Operations
---------------------

Three  months ended June 30, 2006 as compared to the three months ended June 30,
--------------------------------------------------------------------------------
2005 -
----

     o During the three months ended June 30, 2006 and 2005, we did not recognize any operating income.

     o During the three months ended June 30, 2006, our operating expenses were $57,456 as compared to $42,683 in the year earlier period.

               1. Office and employee compensation amounted to $30,000 ($20,000 officer compensation and $10,000 director fees) in 2006 as compared to -0- in the year earlier period. The increase is primarily due to ending the development stage activities in December 2005 when ACL was acquired and we became a BDC.
               2. Professional fees amounted to $18,377 in 2006 as compared to $41,961 in 2005. The 2006 amount consists solely of audit and accounting fees whereas the 2005 amount includes audit and accounting fees of $1,961, consulting fees of $12,000 and legal fees of $28,000. The 2006 expenses include preparation and review of the first quarter filing with the SEC, as well as, the final billing on the December 2005 audit. The 2005 costs were primarily focused on settling debt and resolving open issues with old creditors.

     o During the three months ended June 30, 2006, we recorded net unrealized appreciation on our investment in ACL in the amount of $81,157 ($133,103 gain less income tax expense of $51,946). The net unrealized appreciation on investments is a direct result of realized gains realized by ACL on its investment in Shocker, which resulted in the appreciation in value of ACL.

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005
--------------------------------------------------------------------------------

     o During the six months ended June 30, 2006 And 2005, we did not recognize any operating income.

     o During the six months ended June 30, 2006, our expenses of operation were $168,409 as compared to $49,783 in the year earlier period.

               1. Officer and employee compensation amounted to $50,000 ($30,000 officer compensation and $20,000 director fees) in 2006 as compared to -0- in 2005. The increase is primarily due to ending the development stage activities in December 2005 when ACL was acquired and we became a BDC.
               2. Professional fees amounted to $104,842 in 2006 as compared to $49,061 in 2005. In 2006 all of the fees are for audit and accounting services, whereas, in 2005, $9,061 is for audit and accounting services, $12,000 is for consulting services and $28,000 is for legal fees. The legal and consulting services in 2005 were primarily related to settling debt and resolving open issues with old creditors. The increase in audit and accounting costs of $95,781 is primarily the result of higher audit costs associated with our conversion to a BDC, higher costs associated with consolidated income tax return preparation and the additional work associated with the additional disclosure requirements of a BDC.

     o During the first six months of 2006we recorded net unrealized appreciation on investments Of $1,472,895 ($1,789,417 gain less income tax expense of $316,522). The net unrealized appreciation is a direct result of gains realized by ACL on its investment in Shocker, which resulted in the appreciation in value of ACL.


Liquidity and Capital Resources
-------------------------------

     o At June 30, 2006, we had total assets of $1,600,225 as compared to total assets of $922,974 at December 31, 2005. During the first six months of 2006, investments in portfolio companies increased $1,282,271 from $315,729 to $1,598,000 while cash decreased $605,020 from $607,245 to $2,225.

     o Liabilities have decreased $318,560 during 2006 from $685,331 at year-end 2005 to $366,771 as of June 30, 2006. The net decrease in liabilities can be attributed to our paying off a $458,000 note payable to an affiliate and paying off a $100,000 note payable to an officer, less $259,263 in income taxes accrued.

     o Series A Convertible Preferred Stock - During the three months ended March 31, 2006, we redeemed the Series A Convertible Preferred Stock in the amount of $501,315, which required $400,000 in cash and issuance of a $100,000 note payable to an officer. The note payable to the officer was repaid during the second quarter of 2006.

     o As of June 30, 2006, we had net assets of $1,233,454 as compared to net assets of ($263,672) at December 31, 2005. The increase in net assets is primarily related to our unrealized appreciation on our investment in ACL. ACL had net income before income taxes of $1,561,815 during the six months ended June 30, 2006, the majority of which is gains realized from its investment in Shocker.

Net Asset Value
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $1600,225 and from this, are subtracted liabilities and debts of $366,771. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $1,233,454. The Net Asset Value per Share ("NAV/S") is calculatred by dividing the NAV by the number of common shares outstanding (200,000,000). The NAV/S is $.0062.


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

Proprietary Advantage - We expect to favor companiefs that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

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

At June 30, 2006, the fair market value of the Company's investment in ACL was $1,593,000, as determined by our Board of Directors.

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

Not Applicable.

ITEM 1A:  RISK FACTORS

Not Applicable.

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker 100 Index, LP, a related party, in exchange for consideration of $541,527. The consideration consisted of $35,381 cash, $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker. The proceeds from the sale of restricted stock to Shocker will be used at management's discretion.

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