Form 10-Q
period 2006-09-30
Small Cap Strategies Inc
filed 2006-10-25
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2006


                             Commission File Number:


                           SMALL CAP STRATEGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                              PHOTONICS CORPORATION
                              ---------------------
             (Former name of registrant as specified in its charter)

            Nevada                                               20-5655532
            ------                                               ----------
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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of September 30, 2006 was 200,000,000 shares.

                           SMALL CAP STRATEGIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

Part I           Financial Information (unaudited)

     Item 1.     Condensed Financial Statements

                 Statements of Net Assets as of September 30, 2006 and
                 December 31, 2005                                             3
                 Statements of Operations - For the Three Months Ended
                 September 30, 2006 and 2005                                   4
                 Statements of Operations - For the Nine Months Ended
                 September 30, 2006 and 2005                                   5
                 Statements of Cash Flows - For the Nine Months Ended
                 September 30, 2006 and 2005                                   6
                 Statements of Changes in Net Assets - For the Nine
                 Months Ended September 30, 2006 and 2005                      7
                 Financial Highlights - For the Nine Months Ended
                 September 30, 2006 and 2005                                   8
                 Schedule of Investments as of September 30, 2006              9
                 Schedule of Investments as of December 31, 2005              10
                 Notes to Condensed Financial Statements                      11
     Item 2.     Managements Discussion and Analysis of Financial Condition
                 and Results of Operations                                    21
     Item 3.     Quantitative and Qualitative Disclosure about Market Risk    32
     Item 4.     Controls and Procedures                                      32

Part II          Other Information

     Item 1.     Legal Proceedings                                            33
     Item 1A     Risk Factors                                                 33
     Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds  33
     Item 3.     Defaults Upon Senior Securities                              33
     Item 4.     Submission of Matters to a Vote of Security Holders          33
     Item 5.     Other Information                                            33
     Item 6.     Exhibits                                                     33
     Signatures
     Exhibits


PART 1:    FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Net Assets
                    September 30, 2006 and December 31, 2005

                                                                                2006           2005
                                                                            -----------    -----------
                                                                            (Unaudited)
ASSETS
Investments in controlled portfolio companies (cost $1,593,000
   at September 30, 2006 and $315,729 at December 31, 2005)                 $   516,097    $   315,729
Investments in non-afilliated portfolio companies (cost $5,000
   at September 30, 2006 and $0 at December 31, 2005)                             5,000           --
                                                                            -----------    -----------
     Total investments                                                          521,097        315,729
Cash and cash equivalents                                                         1,133        607,245
                                                                            -----------    -----------
  TOTAL ASSETS                                                                  522,230        922,974
                                                                            -----------    -----------

LIABILITIES
  Accounts payable, trade                                                        11,967         11,564
  Accrued expenses                                                               21,807          7,172
  Advances from stockholders                                                     73,396        108,595
  Note payable - Affiliate                                                         --          100,000
  Note payable - Officer                                                           --          458,000
                                                                            -----------    -----------
  TOTAL LIABILITIES                                                             107,170        685,331
                                                                            -----------    -----------
Series A Convertible Preferred Stock, redeemable, cumulative 6%,
  $.001 parvalue, zero and 400,000 shares authorized, issued and
  outstanding, respectively, at liquidation value (Note 4)                         --          501,315
                                                                            -----------    -----------
NET ASSETS (LIABILITIES)                                                    $   415,060    $  (263,672)
                                                                            ===========    ===========

Commitments and contingencies

Composition of net assets:
  Preferred stock, $.001 par value; zero and 49,600,000 shares
     authorized, respectively; no shares issued and outstanding (Note 4)    $      --      $      --
  Common stock, $.001 par value, authorized 2,000,000,000 and
     200,000,000 shares, respectively; 200,000,000 and 132,309,075 shares issued and outstanding at Setpember 30, 2006 and
     December 31, 2005, respectively                                            200,000        132,309
  Additional paid in capital                                                  2,679,308      2,205,472
  Stock subscription receivable                                                (406,146)          --
  Accumulated deficit:
    Accumulated net operating loss                                           (2,746,101)    (2,601,453)
    Net realized gain (loss) on investments                                        --             --
    Net unrealized appreciation (depreciation) of investments                   687,999           --
                                                                            -----------    -----------
Net assets (liabilities)                                                    $   415,060    $  (263,672)
                                                                            ===========    ===========
Net asset value per share                                                   $    0.0021    $   (0.0020)
                                                                            ===========    ===========

See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                         Prior to
                                                                                       becoming an
                                                                                        Investment
                                                                                         Company
                                                                          2006             2005
                                                                     -------------    -------------
Income from operations                                               $        --      $        --
                                                                     -------------    -------------
Expenses:
  Officer and employee compensation                                         25,000             --
  Professional fees                                                         20,474           33,374
  Shareholder service costs                                                  3,516             --
  Gain on discharge of debt                                                   --           (174,133)
  Other general and administrative expense                                   1,764             --
                                                                     -------------    -------------
     Total expenses                                                         50,754         (140,759)
                                                                     -------------    -------------
Earnings (loss) before income taxes                                        (50,754)         140,759
Income tax benefit                                                         (17,256)            --
                                                                     -------------    -------------
Net earnings (loss) from operations                                        (33,498)         140,759
                                                                     -------------    -------------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income tax benefit
     of none                                                                  --               --
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax benefit of $242,007                              (784,896)            --
                                                                     -------------    -------------
          Net realized and unrealized gains (losses)                      (784,896)            --
                                                                     -------------    -------------
Net increase (decrease) in net assets from operations                $    (818,394)   $     140,759
                                                                     =============    =============

Net increase (decrease) in net assets from operations per share:
     Basic                                                           $     (0.0041)   $      0.0011
                                                                     =============    =============
     Diluted                                                         $     (0.0041)   $      0.0011
                                                                     =============    =============
Weighted average common shares outstanding:
     Basic                                                             200,000,000      129,309,075
                                                                     =============    =============
     Diluted                                                           200,000,000      129,309,075
                                                                     =============    =============

See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                         Prior to
                                                                                       becoming an
                                                                                        Investment
                                                                                         Company
                                                                          2006             2005
                                                                     -------------    -------------
Income from operations                                               $        --      $        --
                                                                     -------------    -------------
Expenses:
  Officer and employee compensation                                         75,000             --
  Professional fees                                                        125,316           82,435
  Shareholder service costs                                                  4,782              722
  Interest expense - related party                                           4,131             --
  Gain on discharge of debt                                                   --           (174,133)
  Other general and administrative expense                                   9,934             --
                                                                     -------------    -------------
     Total expenses                                                        219,163          (90,976)
                                                                     -------------    -------------
Earnings (loss) before income taxes                                       (219,163)          90,976
Income tax benefit                                                         (74,515)            --
                                                                     -------------    -------------
Net earnings (loss) from operations                                       (144,648)          90,976
                                                                     -------------    -------------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income tax benefit
     of none                                                                  --               --
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax expense of $74,515                                687,999             --
                                                                     -------------    -------------
          Net realized and unrealized gains (losses)                       687,999             --
                                                                     -------------    -------------
Net increase in net assets from operations                           $     543,351    $      90,976
                                                                     =============    =============

Net increase in net assets from operations per share:
     Basic                                                           $      0.0031    $      0.0007
                                                                     =============    =============
     Diluted                                                         $      0.0031    $      0.0007
                                                                     =============    =============
Weighted average common shares outstanding:
     Basic                                                             173,221,173      122,679,038
                                                                     =============    =============
     Diluted                                                           173,221,173      122,679,038
                                                                     =============    =============

See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                        Condensed Statement of Cash Flows
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                 Prior to
                                                                                becoming an
                                                                                 investment
                                                                                  company
                                                                     2006           2005
                                                                 -----------    -----------
Cash flows from operating activities:
Net increase (decrease) in net assets from operations            $   543,351    $    90,976
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided (used) in operating
  activities:
     Change in net unrealized (appreciation) of investments         (687,999)          --
     Deferred income taxes                                           (74,515)
     Common stock issued for services                                   --           40,000
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable                          403       (219,155)
        Increase (decrease) in accrued expenses                       14,635
                                                                 -----------    -----------
          Net cash provided by (used in) operating activities       (204,125)       (88,179)
                                                                 -----------    -----------
Cash flows from investing activities:
     Loans received from controlled portfolio investment             562,146           --
     Investment in non-affiliated portfolio company                   (5,000)          --
                                                                 -----------    -----------
          Net cash provided by (used in) investing activities        557,146           --
                                                                 -----------    -----------
Cash flows from financing activities:
  Repayment of note payable - Officer                               (558,000)          --
  Repayment of stockholder advances                                  (35,199)          --
  Redemption of Series A Convertible Preferred Stock                (400,000)          --
  Proceeds from issuance of common stock                              35,381           --
  Dividends paid                                                      (1,315)          --
  Advances from stockholders                                            --           88,179
                                                                 -----------    -----------
          Net cash provided by (used in) financing activities       (959,133)        88,179
                                                                 -----------    -----------
Net decrease in cash and cash equivalents                           (606,112)          --
Cash and cash equivalents, beginning of period                       607,245            100
                                                                 -----------    -----------
Cash and cash equivalents, end of period                         $     1,133    $       100
                                                                 ===========    ===========

Supplemental Cash Flow Information:
     Interest paid                                               $      --      $      --
     Income taxes paid                                                  --             --
  Non-cash investing and financing activities:
     Note payable incurred in conjunction with convertible
          preferred stock redemption                                 100,000           --
     Common stock issued as settlement of note payable               100,000           --
     Common stock issued in exchange for stock subscription
          receivable                                                 406,146           --

See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                  Condensed Statements of Changes in Net Assets
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                             Prior to
                                                                           becoming an
                                                                            Investment
                                                                             Company
                                                                2006           2005
                                                            -----------    -----------
Changes in net assets from operations:
  Net earnings (loss) from operations                       $  (144,648)   $    90,976
  Net realized gain (loss) on sale of investments, net             --             --
  Change in net unrealized appreciation (depreciation) of
       investments, net                                         687,999           --
                                                            -----------    -----------
    Net increase (decrease) in net assets from operations       543,351         90,976
                                                            -----------    -----------

Capital stock transactions:
  Common stock issued:
     For cash                                                    35,381           --
     For note payable                                           100,000           --
     For services                                                  --           40,000
                                                            -----------    -----------
    Net increase in net assets from stock transactions          135,381         40,000
                                                            -----------    -----------
Net increase (decrease) in net assets                           678,732        130,976
Net assets, beginning of period                                (263,672)      (291,392)
                                                            -----------    -----------
Net assets, end of period                                   $   415,060    $  (160,416)
                                                            ===========    ===========

See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                              Financial Highlights
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                                                 Prior to
                                                                                                becoming an
                                                                                                 investment
                                                                                                  company
                                                                              2006                 2005
                                                                     -----------------    -----------------
PER SHARE INFORMATION
 Net asset value, beginning of period                                $         (0.0020)   $         (0.0024)
 Net increase (decrease) from operations                                       (0.0007)              0.0007
 Net change in realized losses and unrealized appreciation
  (depreciation) of investments, net                                            0.0034                 --
 Net increase from stock transactions                                           0.0014               0.0005
                                                                     -----------------    -----------------
     Net asset value, end of period                                  $          0.0021    $         (0.0012)
                                                                     =================    =================

Per share market value:
  Beginning of period                                                $          0.0075    $          0.0090
  End of period                                                      $          0.0045    $          0.0060

Investment return, based on market price at end of period (1)                   -40.0%               -33.3%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                           $         415,060    $        (160,416)
 Average net assets                                                            944,330             (271,036)
 Annualized ratio of expenses to average net assets                              30.9%                44.8%
 Annualized ratio of net decrease in net assets from operations to
     average net assets                                                          76.7%                44.8%
 Shares outstanding at end of period                                       200,000,000          129,309,075
 Weighted average shares outstanding during period                         173,221,173          122,679,038

(1) Periods of less than one year are not annualized.


See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               September 30, 2006
                                   (Unaudited)

Percent     Date of                                                        Historical       Fair           % Net
 Owned    Acquisition                                                         Cost          Value          Assets
Common stock investments in, net of advances from controlled portfolio companies:

 100%       Dec-05     ACL Consulting Corporation; provides                $1,593,000     $ 516,097          124.3%
                       business consulting services to companies
                       desiring to go public
 100%       Oct-01     The Sarasota Group, Inc.; inactive                        --             --             0.0%
                                                                           ----------     ----------     ----------
                                                                            1,593,000        516,097         124.3%
                                                                           ----------     ----------     ----------

Investments in equity securities of unaffiliated issuers:
 < 1%       Mar-06     Elitegroup Ventures Nevada, Inc.; real estate            5,000          5,000           1.2%
                                                                           ----------     ----------     ----------
                       Total investments at September 30, 2006             $1,598,000        521,097         125.5%
                                                                           ==========
                       Cash and other assets, less liabilities                              (106,037)        -25.5%
                                                                                          ----------     ----------
                       Net assets at September 30, 2006                                   $  415,060         100.0%
                                                                                          ==========     ==========




See accompanying notes to condensed financial statements


                           SMALL CAP STRATEGIES, INC.
                            Schedule of Investments
                                December 31, 2005

Percent     Date of                                                        Historical       Fair
 Owned    Acquisition                                                         Cost          Value
Investments in, net of advances from controlled portfolio companies:

 100%       Dec-05     ACL Consulting Corporation; provides
                       business consulting services to companies              315,729        315,729
                       desiring to go public; 34.2% of total assets
                       Investments with $0 value - see schedule below            --             --
                                                                           ----------     ----------
                       Total investments at December 31, 2005              $  315,729        315,729
                                                                           ==========     ==========
                       Cash and other assets, less liabilities                              (579,401)
                                                                                          ----------
                       Net assets (liabilities) at December 31, 2005                      $ (263,672)
                                                                                          ==========

                       SCHEDULE OF INVESTMENTS WITH $0 VALUE
 100%       Oct-01     The Sarasota Group, Inc.; inactive                  $     --       $     --
                                                                           ----------     ----------
                                                                           $     --       $     --
                                                                           ==========     ==========





See accompanying notes to financial statements.

                           SMALL CAP STRATEGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations

                     MERGER WITH SMALL CAP STRATEGIES, INC.

Effective September 30, 2006, Photonics Corporation ("Photonics"), a California corporation, merged into Small Cap Strategies, Inc. ("SCAP" or the "Company"), a Nevada corporation, with SCAP being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada. The Company currently trades on the OTCBB under the symbol SCAP.OB.

                     BECOMING A BUSINESS DEVELOPMENT COMPANY

On December 16, 2005, the Company entered into a Stock Purchase Agreement with ACL Consulting Corporation ("ACL"), an entity majority owned by an officer of the Company. Upon acquisition of ACL, the Company became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, and no longer considered itself as being in the development stage.

On March 7, 2006, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission ("SEC"), indicating its election to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. Under this election, the Company has been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.

                          PRIOR BUSINESS AND OPERATIONS

Photonics, formerly dba DTC Data Technology, a California corporation, began from a merger of Photonics Corporation with DTC Data Technology in March of 1996. The Company did design, develop, and market Integrated Device Electronics ("IDE"), Small Computer Systems Interface ("SCSI") disk controller cards, and Input/Output ("I/O") products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date and through December 15, 2005, the Company was inactive and in the development stage (see above).

In October 2001, the Company acquired all of the outstanding common stock of The Sarasota Group, Inc. ("SGI"), a Florida corporation, in exchange for the issuance of 1,000,000 convertible preferred stock shares and 14,200,000 common stock shares. At the same time, the Company's then current officers and directors resigned and the Company elected new officers and directors. Since then, the preferred shares of stock have been cancelled.

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


Unaudited Condensed Interim Financial Statements Basis of Presentation

Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the nine months ended September 30, 2006 and year ended December 31, 2005, its operating results for the three and nine months ended September 30, 2006 and 2005, and its cash flows and changes in net assets for the nine months ended September 30, 2006 and 2005, are presented in the accompanying condensed financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

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

The accompanying financial statements reflect the accounts of SCAP and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest. The periods prior to becoming a BDC have been reclassified to conform to the requirements of Article 6 of Regulation S-X.


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an  Investment/Business  Development Company
The operating results for the nine months ended September 30, 2006 reflect the Company's results as an investment/business development company under the Investment Company Act of 1940, as amended, whereas the operating results for the nine months ended September 30, 2005 reflect the Company's results prior to operating as an investment/business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see respective sections in the notes to the Company's audited financial statements included in the Company's Form 10-K.

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

Development Stage Activities
Through December 15, 2005, the Company was inactive and considered to be in the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for periods prior to this date were considered to be those related to development stage activities and represent the `cumulative from inception' amounts from its development stage activities reported pursuant to Statements of Financial Accounting Standards
(SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. In connection with the Company's acquisition of ACL and becoming a BDC, the Company is no longer considered a development stage company.

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

Valuation of Investments as a BDC
As a BDC under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values.

Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning  December  16,  2005,  portfolio  assets for which  market  prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, potential future investments by the Company may be acquired through privately negotiated transactions and, therefore, have no readily determinable market values, thus these securities would be carried at fair value as determined by management and outside professionals as necessary under the Company's valuation policy.

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

As a BDC, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company's investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company's valuation process requires an analysis of various factors. The Company's fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
EPS - basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as options, warrants and convertible debt. Diluted EPS for the nine and three months ended September 30, 2006 and 2005, includes -0- and -0- potentially dilutive equivalent shares, respectively.

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

Pursuant to Rule 5-02 of Regulation S-X, the Series A Shares (Note 4) are considered mandatorily redeemable and as such are presented in the accompanying statement of net assets separate from the composition of net assets at December 31, 2005. The initial carrying amount of these shares was recorded at its fair value at the date of issuance, which was determined on a per share basis to equal the value at which these shares were redeemed in January 2006. In addition, the carrying value was increased by the amount of accrued cumulative dividends at December 31, 2005.

Reclassifications
Certain reclassifications have been made to the 2005 balances to conform with the 2006 financial statement presentation.

NOTE 3:   INVESTMENTS

Investments at September 30, 2006, and December 31, 2005, may be summarized as follows:

                                                        Cost       Fair Value

Balance, January 1, 2005                            $      --      $      --
Acquisitions                                          1,593,000      1,593,000
Cash distributions received, net                     (1,277,271)    (1,277,271)
                                                    -----------    -----------
Balance, December 31, 2005                              315,729        315,729
Acquisitions                                              5,000          5,000
Cash distributions received, net                       (562,146)      (562,146)
Investment appreciation (depreciation)                     --          762,514
                                                    -----------    -----------
     Net balance, September 30, 2006                $  (241,417)   $   521,097
                                                    ===========    ===========

Cost of investments                                 $ 1,598,000
Cash distributions received                          (1,839,417)
                                                    -----------
     Net balance, September 30, 2006                $  (241,417)
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

The Company's investment in ACL represents the majority of the Company's investment portfolio at September 30, 2006, and December 31, 2005, respectively. ACL provides business services to companies that desire to go public. At June 30, 2006, ACL's principal asset was a 42.9% limited partnership interest in Shocker 100 Index, LP ("Shocker"). On April 18, 2006, Shocker acquired 33.8% of the Company's common stock. On September 29, 2006, ACL exchanged its 42.9% limited partnership interest for 400,000 shares of HealthSport, Inc. ("HSPO") and the transaction was valued at $600,000 based upon the closing price of HSPO's common stock on that date. The investment in HSPO represents 99% of ACL's total assets. The Board of Directors has valued the Company's investment in ACL at the net book value of $516,097, which includes ACL's marketable equity securities valued at fair value.

NOTE 4:   CAPITAL STRUCTURE

Merger with Small Cap Strategies, Inc.

Effective September 30, 2006, Photonics, a California corporation, merged into SCAP, a Nevada corporation, with SCAP being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCAP. As discussed below,

Photonics had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCAP did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006.

Common Stock of SCAP and Photonics

Photonics was authorized to issue 200,000,000 shares of common stock with a par value of $.001 and each share having one voting right along with the voting rights attached to the Series A Convertible Preferred Stock (see below). Effective with the merger on September 30, 2006, SCAP has authorized 2,000,000,000 shares of common stock with a par value of $.001.

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

Common Stock Options of SCAP and Photonics

The Company has common stock options outstanding at September 30, 2006, for 8,679,039 shares which are fully vested, do not expire and are exercisable at $.01 per share.

Preferred Stock of Photonics

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

The terms of the Company's Series A Shares provide for cumulative dividends. Unpaid dividends will accrue without interest until paid. On June 14, 2006, the Company paid accrued dividends on the Series A Shares in the amount of $1,315. At September 30, 2006, accrued dividends were zero.


NOTE 5:   RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available. The officers and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On April 18, 2006, the Company issued 67,690,925 shares of common stock with a par value of $.001 to Shocker, a limited partnership in which ACL owned a 42.9% limited partnership interest at the time, and a related party, for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker. The note was unsecured with an interest rate of 8% per annum and was payable as Shocker might from time to time designate in writing. Interest expense related to the note was $2,345 for the nine months ended September 30, 2006. The stock subscription receivable is non-interest bearing until October 17, 2006, at which point interest will commence to accrue on the outstanding principal at a rate of 8% per annum. Principal and interest, accrued accordingly, are payable on demand, and if not paid sooner, all principal and interest accrued is due on April 17, 2008.

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

On June 14, 2006, the Company repaid the $100,000 note issued to an officer as part of the Series A Convertible Preferred Stock redemption (Note 4). The note was non-interest bearing until June 1, 2006, at which point interest commenced to accrue on the outstanding principal at a rate of 8% per annum. The officer waived the interest related to the note upon repayment, thus no interest expense was recorded during the nine months ended September 30, 2006.

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Consulting Corporation, a Kentucky corporation 100% owned by Bryce Knight.


NOTE 6:   PROVISION FOR INCOME TAXES

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

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the nine months ended September 30, 2006 and 2005 is as follows.

                                                           2006         2005

Tax expense (benefit) computed at statutory rate        $ 184,739    $  30,932
Increase (decrease) in valuation allowance               (184,739)     (30,932)
                                                        ---------    ---------

Income tax provision                                    $    --      $    --
                                                        =========    =========

Tax benefit from operations                             $ (74,515)   $    --
Tax expense on unrealized appreciation of investments      74,515         --
                                                        ---------    ---------

Income tax provision                                    $    --      $    --
                                                        =========    =========

At September 30, 2006 and December 31, 2005, the Company's deferred tax assets relating to its net operating loss carry forward amounted to $160,639 and $345,378, respectively. A valuation allowance of $160,639 and $345,378 was recorded at September 30, 2006 and December 31, 2005, respectively.

NOTE 7:   COMMITMENTS AND CONTINGENCIES

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

The Company has been subject to legal proceedings that arose primarily, as a result of defaulted accounts payable of the Company prior to its merger with REPipeline.com, Inc. Except as set forth in this section, the Company has not been subject to any legal proceedings of any material nature, including any arising in the ordinary course of business. Legal proceedings affecting the Company are limited to the following:

          1. Litigation in Superior Court, Contra Costa County, CA., Plaintiff L.A. Commercial Group, Inc (Bay Alarm) Defendant Photonics Corporation, for the amount of $8,666.00. In the third quarter of 2005, every attempt to contact the debtor for settlement was pursued, but could not be located. The debt was written off in the third quarter.

          2. Photonics Corporation has the following liens filed against its assets: Two Personal Property Tax liens each by State of California/ Santa Clara County for $5,444.87 filed November 6, 1998 and for $6,119.54 filed November 5, 1999 both against Photonics Corporation. These amounts are included in accounts payable at September 30, 2006.

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

New management of the Company is not currently aware of any additional pending or threatened legal actions, but believes there is a distinct possibility of such actions. Management is not able to quantify such actions in relation to the financial statements represented herein.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, when we acquired ACL in December 2005. Accordingly, the most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations
---------------------

Three  months  ended  September  30, 2006 as compared to the three  months ended
--------------------------------------------------------------------------------
September 30, 2005 -
------------------

     o During the three months ended September 30, 2006 and 2005, we did not recognize any revenue from operations.

     o During the three months ended September 30, 2006, our operating expenses were $50,754 as compared to ($140,759) in the year earlier period.

               1. Officer and employee compensation amounted to $25,000 ($15,000 officer compensation and $10,000 director fees) in 2006 as compared to -0- in the year earlier period. The increase is primarily due to ending the development stage activities in December 2005 when ACL was acquired and we became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended.
               2. Professional fees amounted to $20,474 in 2006 as compared to $33,374 in 2005. The 2006 amount consists of audit and accounting fees of $15,474 and legal fees of $5,000, whereas the 2005 amount includes audit and accounting fees of $8,374 and legal fees of $25,000. The 2006 expenses include preparation and review of the second quarter filing with the SEC. The 2005 legal fees were primarily focused on settling debt and resolving open issues with old creditors.
               3. During the three months ended September 30, 2005, we recognized a one-time gain of $174,133 from discharge of debt.

     o During the three months ended September 30, 2006, we recorded net unrealized depreciation on our investment in ACL in the amount of $784,896 ($1,026,903 loss less income tax benefit of $242,007). The net unrealized depreciation on investments is a direct result of the loss realized by ACL on the sale of its investment in Shocker. ACL's principal assets are marketable equity securities which are valued at their market value as determined by ACL's board of directors. The fair value of our investment is currently the net book value of ACL.

Nine months  ended  September  30,  2006 as  compared  to the nine months  ended
--------------------------------------------------------------------------------
September 30, 2005 -
------------------

     o During the nine months ended September 30, 2006 and 2005, we did not recognize any revenue from operations.

     o During the nine months ended September 30, 2006, our expenses of operation were $219,163 as compared to ($90,976) in the year earlier period.

               1. Officer and employee compensation amounted to $75,000 ($45,000 officer compensation and $30,000 director fees) in 2006 as compared to -0- in 2005. The increase is primarily due to ending the development stage activities in December 2005 when ACL was acquired and we became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended.

               2. Professional fees amounted to $125,316 in 2006 as compared to $82,435 in 2005. In 2006, $120,316 of the fees are for audit and accounting services and $5,000 are for legal services, whereas, in 2005, $17,435 is for audit and accounting services, $12,000 is for consulting services and $53,000 is for legal fees. The legal and consulting services in 2005 were primarily related to settling debt and resolving open issues with old creditors. The increase in audit and accounting costs of $102,881 is primarily the result of higher audit costs associated with our conversion to a BDC, higher costs associated with consolidated income tax return preparation and the additional work associated with the additional disclosure requirements of a BDC.
               3. During the three months ended September 30, 2005, we recognized a one-time gain of $174,133 from discharge of debt.

     o During the first nine months of 2006 we recorded net unrealized appreciation on investments of $687,999 ($762,514 gain less income tax expense of $74,515). The net unrealized appreciation is a result of net increases in value of our investment in ACL. ACL's principal assets are marketable equity securities which are valued at their market value as determined by ACL's board of directors. The fair value of our investment is currently the net book value of ACL.

Liquidity and Capital Resources
-------------------------------

     o At September 30, 2006, we had total assets of $522,230 as compared to total assets of $922,974 at December 31, 2005. During the first nine months of 2006, investments in portfolio companies increased $205,368 from $315,729 to $521,097 while cash decreased $606,112 from $607,245 to $1,133.

     o Liabilities have decreased $578,161 during 2006 from $685,331 at year-end 2005 to $107,170 as of September 30, 2006. The net decrease in liabilities is primarily due to our paying off a $458,000 note payable to an affiliate and paying off a $100,000 note payable to an officer.

     o Series A Convertible Preferred Stock - During the three months ended March 31, 2006, we redeemed the Series A Convertible Preferred Stock in the amount of $501,315, which required $400,000 in cash and issuance of a $100,000 note payable to an officer. The note payable to the officer and the $1,315 in dividends payable was repaid during the second quarter of 2006.

     o As of September 30, 2006, we had net assets of $415,060 as compared to net assets of ($263,672) at December 31, 2005. The Series A Convertible Preferred Stock was also a required reduction to determine net asset value at December 31, 2005. The increase in net assets is primarily related to the unrealized appreciation on our investment in ACL. Our investment in ACL represents the majority of our investment portfolio at September 30, 2006, and December 31, 2005, respectively. ACL provides business services to companies that desire to go public. At June 30, 2006, ACL's principal asset was a 42.9% limited partnership interest in Shocker 100 Index, LP ("Shocker"). On April 18, 2006, Shocker acquired 33.8% of our common stock. On September 29, 2006, ACL exchanged its 42.9% limited partnership interest for 400,000 shares of HealthSport, Inc. ("HSPO") and the transaction was valued at $600,000 based upon the closing price of HSPO's common stock on that date. The investment in HSPO represents 99% of ACL's total assets. The Board of Directors has valued our investment in ACL at the net book value of $516,097, which includes ACL's marketable equity securities valued at fair value.

Net Asset Value
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $522,230 and from this, are subtracted liabilities and debts of $107,170. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $415,060. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (200,000,000). The NAV/S is $.0021.

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

At September 30, 2006, the fair market value of the Company's investment in ACL was $516,097, as determined by our Board of Directors.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from changes in market rates and prices. We are primarily exposed to equity price risk, which arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors' good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon the sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.


ITEM 4:   CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, our board of directors and management, including the CEO and CFO, concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

                           Changes in Internal Control

At the time of its election as a business development company, our Audit Committee recommended that we update our internal controls. On March 14, 2006, three resolutions were approved by the Board of Directors adopting new general internal controls, new internal controls of audit process and financial reporting, and new internal control of investment assets. No failures or shortcomings were discovered and the updating related to insuring that safeguards appropriate for an investment company were included in our internal controls. There were no significant changes made in our internal controls over financial reporting since that time that have materially affected, or are reasonably  likely to  materially  affect,  these  internal  controls.  Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

PART II: OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

No changes.

ITEM 1A:  RISK FACTORS

Not Applicable.

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5:   OTHER INFORMATION

Mr. Mark Lindberg resigned as Chief Financial Officer and Director on September 19, 2006. Mr. Bryce Knight assumed the duties as Chief Financial Officer until a replacement can be found. There was no disagreement between the Company and Mr. Lindberg on any matter relating to the registrant's operations, policies or practices.

ITEM 6:   EXHIBITS

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

                                                  SMALL CAP STRATEGIES, INC.


     Date:    October 25, 2006                    By: /s/ Bryce Knight
                                                     ---------------------------
                                                     Bryce Knight
                                                     Chief Executive Officer and
                                                     Chief Financial Officer