Form 10-K
period 2006-12-31
Small Cap Strategies Inc
filed 2007-04-13
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2006

                        Commission file number 814-00720

                           SMALL CAP STRATEGIES, INC.
             (Exact name of Registrant as specified in its charter)

                    NEVADA                                  20-5655532
                    ------                                  ----------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

       520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577
                    (Address of Principal Executive Offices)

                                 (502) 515-1515
                               (Issuer's telephone
                                     number)

       Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for the most recent fiscal year: $562,146.

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as reported on the OTC Electronic Bulletin Board as of December 31, 2006 was $480,176. The market value is based upon the average bid price of the Common Stock of $.079 per share on December 31, 2006. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of February 28, 2007 was 7,740,110 shares.

                           SMALL CAP STRATEGIES, INC.

                                      INDEX


                                                                            Page

PART I


ITEM 1:           BUSINESS                                                     4
ITEM 1A:          RISK FACTORS                                                16
ITEM 2:           PROPERTIES                                                  39
ITEM 3:           LEGAL PROCEEDINGS                                           39
ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         40

PART II

ITEM 5:           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                  SECURITIES                                                  41
ITEM 6:           SELECTED FINANCIAL DATA                                     44
ITEM 7:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         45
ITEM 7A:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                 55
ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  SCHEDULES OF FINANCIAL RATIOS                               56
ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                         79
ITEM 9A:          CONTROLS AND PROCEDURES                                     79
ITEM 9B:          OTHER INFORMATION                                           79

PART III

Item 10:          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE      80
ITEM 11:          EXECUTIVE COMPENSATION                                      82
ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS                  85
ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
                  AND DIRECTOR INDEPENDENCE                                   86
ITEM 14:          PRINCIPAL ACCOUNTANT FEES AND SERVICES                      87

PART IV

ITEM 15:          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                  88

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

                                     PART I

ITEM 1: BUSINESS

Business History

Effective September 30, 2006, Photonics Corporation ("Photonics"), a California corporation, merged into Small Cap Strategies, Inc. ("SCPS", the "Company", "we" or "us"), a Nevada corporation, with SCPS being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCPS. As discussed below, Photonics had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

Photonics,  d/b/a DTC Data  Technology,  was formed  from a merger of  Photonics
Corporation with DTC Data Technology in March of 1996. The Company designed, developed, and marketed Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date, the Company had been inactive in its original business operations.

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

On November 28, 2000, the Company approved the merger and merged with REpipeline.com, a Texas Corporation, an Internet vertical service provider to the commercial real estate industry, by issuing 906,386 common stock shares valued at $18,128 in exchange for all of the outstanding common stock of REpipeline.com, Inc. ("REP").

The transaction was accounted for as a reverse merger using the purchase method of accounting with REP acquiring Photonics for financial reporting purposes. The purchase price of Photonics was allocated among its net assets based on their relative fair market values. Because Photonics did not have any assets or business operations, no portion of the purchase price was allocated to goodwill. Instead, the excess of the purchase price over the fair value of net assets acquired was charged against operations.

REpipeline.com, Inc. was incorporated in the state of Texas on June 8, 2000. On July 10, 2000, the REpipeline.com, Inc., a Texas corporation, agreed to purchase the assets and assume certain liabilities and the shareholder's equity of RealEstate4Sale.com. RealEstate4Sale.com ("RE4S") was incorporated in Colorado on August 17, 1999, and its purpose was to provide commercial real estate listings on the Internet. Subsequent to the acquisition of RealEstate4Sales.com, the Company reincorporated REpipeline.com, Inc. into a Delaware corporation and made it a wholly owned subsidiary. However, the concept was deemed to be too narrow for the marketplace and was subsequently abandoned.

In the fourth quarter of 2001, we purchased all the outstanding shares of The Sarasota Group, Inc. ("SGI"), a Florida Corporation, and made it a wholly owned subsidiary. The Company's then current board resigned while simultaneously electing new officers and directors for the Company.

In the fourth quarter of 2005 we went through another change in management. The new management team is currently implementing the new business strategy that is outlined below.

On March 7, 2006 we filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the "SEC") indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, we have adopted corporate resolutions and intend to operate as a closed-end management investment company as such a business development company (a "BDC").

As of December 31, 2006 we had 1 employee. Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies will be subcontracted to consultants. We may require additional employees in the areas of administration, sales and marketing, etc. in the future and as additional portfolio companies are added. There is intense competition for capable, experienced personnel and there is no assurance we will be able to obtain new qualified employees when required. We believe our relationship with our employee is good.

Business Summary

Under the recent election to be governed as a business development company under the 1940 Act, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will, at all times, conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

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

Current Portfolio Companies

On December 16, 2005, we entered into a stock purchase agreement to acquire all issued and outstanding shares of the capital stock of ACL Consulting Corporation
(ACL), a Texas corporation majority owned by a former officer and director of the Company providing business consulting services to companies that desire to go public.

The purchase price of the shares was $1,593,000. The consideration for the acquisition was comprised of three components: (1) $735,000 in cash paid at closing, (2) a $458,000 secured promissory note delivered at closing (Note 5), and (3) 400,000 shares of Series A Redeemable Convertible Preferred Stock of the Company with a value at issuance of $400,000 (Note 4).

The stock purchase agreement contains a right to rescission, whereby the seller shall have the right to rescind the agreement and maintain 100% ownership of ACL Consulting Corporation in the event we fail to do the following:

     (1) Make any required payments pursuant to the terms of the Secured Promissory Note; or
     (2) Become registered under the 1940 Investment Company Act as a small business development company; or
     (3) Make any required securities filings for a period of 15 months, beginning on the closing date of December 16, 2005.

At December 31, 2006, our carrying value of our investment in ACL amounted to $504,564 and consisted of its original cost of $1,593,000 less cash advances to the Company by ACL of $1,277,271 and plus unrealized appreciation of $188,835.

We currently own 100% of ACL Consulting. The business and purpose of ACL Consulting ("ACL") was to identify companies which are capable of becoming publicly traded or are already publicly traded in various industry segments and which are at a stage of development that would benefit from the company's support, market knowledge and financial support. ACL generally sought to acquire a nominal stake in portfolio companies (usually under 10%) to enable it to have a significant enough return to compensate the company for its investment of management time and effort, as well as capital. These portfolio companies will need to be able to operate independently as an isolated business.

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

ACL was inactive during the majority of 2006 while we concentrated our efforts on establishing our BDC operations.

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

Beginning December 16, 2005, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, our current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by Management and outside professionals as necessary under our valuation policy. Currently, the valuation policy provides for Management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by Management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. We must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As an investment company, we invest primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.


ITEM 1A: RISK FACTORS

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

Investing in SCPS involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition, the following risk factors are applicable to an investment in our common stock.

GENERAL RISK FACTORS

Investments in the Company by new shareholders will be diluted immediately.

Some of our present shareholders may have acquired an interest in our common stock at a total cost less than the total cost that newer investors will pay for their shares. Therefore, the newer investors may bear a greater proportion of the risk of loss (measured by the cost of shares). As of December 31, 2006, there were 2,000,000,000 shares of common stock authorized and after the reverse split of one share for each twenty shares outstanding and the purchase of 2,260,177 shares there were 7,740,110 common shares outstanding.

We may sell additional equity in the future that may further dilute the value of existing shareholders' investment.

Reductions in the price of our stock resulting from the performance of our portfolio or other market conditions might result in stock being sold to new investors, including management, at prices below the price paid by existing shareholders. Senior management may be granted the right, and others may have the right, under certain circumstances, to acquire additional shares of our common stock at a price equal to the market price as it exists at a point in the future. If such a grant of a right occurred at a time when the price of the stock has fallen relative to the current market value and falls below the price paid by existing shareholders, management might be given the right to purchase stock at a price below existing shareholders' cost. In either of these cases, the value of existing shareholders' investment would be further diluted.

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

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Our current investment strategy includes the purchase of unregistered securities in both private companies as well as private placements offered by public companies. We are able to purchase securities pursuant to exemptions to the registration requirements of United States Federal securities laws. Changes in such laws or their interpretation could adversely impact our ability to resell such securities which would have a negative effect on the value of such securities as well as impact our overall investment strategy and the liquidity of our investments. In such an event, we may need to reformulate our investment strategy or we may choose to liquidate.

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

As of December 31, 2006, we have 7,740,110 shares of common stock outstanding. We plan to raise funds in the future through sales of our common stock pursuant to Regulation E, which provides in part for issuance of freely trading shares. Sales of substantial amounts of our common stock or the availability of such shares for sale could adversely affect the prevailing market price for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, including the interest or dividend rates payable on the debt or equity securities we acquire, performance and/or default rate on securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

There is only one major shareholder with an interest of more than ten percent and no consortium of shareholders has been identified with a block of control or who would likely exercise voting control over all matters that may be submitted for approval by our shareholders. Without such a controlling block, management positions will be the most likely to be presented to shareholders and more likely to influence shareholder decisions (assuming a fact that shareholders will likely "vote with" management). Therefore, while the number of shares controlled by the officers and directors is less than a majority, their position of control is material and significant.

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

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. Our code of ethics is attached as Exhibit 14.

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


ITEM 2: PROPERTIES

We currently maintain our corporate office, comprising 750 square feet at 520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577 on a month to month basis. Our chief executive officer is providing the space at no cost. The fair value of this rental space is not material. We believe these facilities, which are in good physical condition, are adequate for our needs for the next 12 to 24 months.


ITEM 3: LEGAL PROCEEDINGS

We are subject to legal proceedings that arise in the ordinary course of business. Primarily, these lawsuits were the result of defaulted accounts payable of Photonics prior to the merger with REPipeline.com, Inc., the majority of which have been resolved.

At this time, we have the following liens filed against our assets as a result of these defaulted accounts payable:

         1.       Type of lien         Personal Property Tax
                  Lien holder          State of California/ Santa Clara County
                  Amount of lien       $5,444.87
                  Date of lien:        November 6, 1998
                  Debtor:              Photonics Corporation


         2.       Type of lien:        Personal Property Tax
                  Lien holder:         State of California/ Santa Clara County
                  Amount of lien:      $6,119.54

                  Date of lien:        November 5, 1999
                  Debtor:              Photonics Corporation

In addition, there is approximately $30,000 in exposure to reimburse legal fees from 2004; however, no action has been brought to date.

REpipeline.com, Inc. had a number of claims against it from 2000 and 2001 in the aggregate amount of approximately $25,000 which has resulted in liens and a default judgment being filed in Texas. There are various other threatened or perceived lawsuits, none of which have acted against us. Management is unable to quantify the risk or exposure to additional legal action relating to these issues; however, due to the majority of the items being over five years ago, management would expect the risk to be minimal.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

MARKET

Our Common Stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol: SCPS.

HISTORICAL MARKET PRICE DATA FOR THE COMMON STOCK OF SMALL CAP STRATEGIES, INC.

These prices represent prices between broker-dealers and do not include retail markups and markdowns or any commission to broker-dealers. In addition, these prices do not reflect prices in actual transactions.

The following table sets forth the range of high and low closing sales prices (as adjusted for the one for twenty stock split which was effective December 21, 2006) for our Common Stock for the periods indicated:

                                                      High                 Low

     Fiscal Year Ending December 31, 2005

            First Quarter                          $   0.158            $  0.04
            Second Quarter                         $   0.16             $  0.05
            Third Quarter                          $   0.292            $  0.07
            Fourth Quarter                         $   0.26             $  0.09

     Fiscal Year Ending December 31, 2006

            First Quarter                          $   0.18             $  0.10
            Second Quarter                         $   0.28             $  0.102
            Third Quarter                          $   0.15             $  0.09
            Fourth Quarter                         $   0.12             $  0.05

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2006, there were approximately 1,874 holders of record of our common stock and we had 7,740,110 common shares issued and outstanding after the one share for twenty share reverse split effective December 21, 2006 and our purchase of 2,260,177 shares effective December 31, 2006.

DIVIDENDS

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

MERGER

Effective September 30, 2006, Photonics Corporation ("Photonics"), a California corporation, merged into Small Cap Strategies, Inc. ("SCPS", the "Company", "we" or "us"), a Nevada corporation, with SCPS being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCPS. As discussed below, Photonics had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.


OPTIONS

As of December 31, 2006, there are 433,952 common shares reserved for the exercise of options held by a former management team at an exercise price of $0.20 per share. The former management team is G. Thomas Bailey (367,702), Joseph "Chip" Langston (35,000), and Michael Craven (31,250). All other options and option agreements have been cancelled.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

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

In connection with the Company's acquisition of SGI in 2001, the Company renegotiated the stock options previously granted to former members of management. These options for 433,952 common stock shares were considered a new grant pursuant to SFAS No. 123R, Share-Based Payment (Note 2). These options are fully vested, do not expire and are exercisable at $.20 per share, the closing bid price of the Company's common stock on the date of grant. Accordingly, no compensation was charged to income using the intrinsic value method of accounting. These options were granted from the 1997 Stock Option Plan.

On February 24, 2004,  the Company  established  the 2004 Stock Plan (the Plan).
The plan registers, via an S8 registration statement, up to 900,000 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be such key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The
Committee's designation of a participant in any year shall not require the Committee to designate such person to receive awards in any other year. The designation of a participant to receive an award under one portion of the Plan does not require the Committee to include such participant under other portions of the Plan. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards.

During the year ended December 31, 2005, the Company issued 500,000 pre-split shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services at a price of $.004 per share, reducing the shares of common stock available for future awards under the stock plan to 400,000 shares at December 31, 2006 and 2005.

The following  table  summarizes  certain  information as of September 30, 2006,
with  respect  to  compensation   plans   (including   individual   compensation
arrangements) under which our common stock is authorized for issuance:

                                Number of securities to be
                                  issued upon exercise of     Weighted average exercise      Number of securities
                                   outstanding options,         price of outstanding        remaining available for
Plan category                       warrants and rights     options, warrants and rights        future issuance
-------------                       -------------------     ----------------------------        ---------------

Equity compensation plans approved
  by security holders
          1997 Plan                         433,952                   $     .20                           -
          2004 Plan                              -                        -                          400,000
Equity compensation plans not
  approved by security holders                   -                        -                               -
                                          ---------                                             -----------

Total                                       433,952                   $     .20                      400,000
                                          ==========                                            ============




PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

At December 31, 2006, we had a stock subscription receivable from Shocker Index 100 LP with a balance of $361,627. We had substantial doubt about the ability of Shocker to make payment on the obligation in a reasonable period of time. Accordingly, on March 20, 2007, our Board of Directors agreed to exchange our note receivable from Shocker, for the return of 2,260,177 shares of our common stock. The transaction was recorded effective December 31, 2006.

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the three fiscal years ended December 31, 2006, 2005 and 2004, and is derived from our audited financial statements. The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial Statements appearing elsewhere herein and "Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                           2006           2005(a)         2004
                                           ----          -------          ----


Revenues                              $   562,146   $      --      $      --

Administrative expenses                   246,694        86,125         72,932

Net earnings (loss) from operations       315,452       (86,125)       (72,932)

Other Income (Expense)                       --         166,960           --

Earnings (loss) before income taxes       315,452        80,835        (72,932)

Net earnings (loss) from operations
  available to common shareholders        315,452        79,520        (72,932)

Net realized and unrealized
  gains (losses)                          183,835          --             --

Net increase (decrease) in net
  assets from operations              $   499,287   $    79,520    $   (72,932)

Income (loss) per share
       Basic and Diluted              $       .06   $       .01    $      (.01)

Balance Sheet Data:
Investments at fair value             $   504,564   $   315,729
Cash                                          326       607,245
Total assets                              504,890       922,974
Total liabilities                          89,375       685,331
Net assets (liabilities)                  415,515      (263,672)
Common stock outstanding
  at year end                           7,740,110     6,615,454

(a) The statement of operations in 2005 includes $1,600 in net loss from operations which occurred in the period from December 16, 2005 to December 31, 2005, when the Company was considered an investment company. During 2005 and before December 16, 2005, the Company was in the Development Stage and did not have any operations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005 AND TO YEAR ENDED DECEMBER 31, 2004

REVENUES

During the year ended December 31, 2006, we received a cash dividend from our wholly owned portfolio company, ACL in the amount of $562,146.

We did not produce any revenue in the period ending December 31, 2005 or 2004. The Company did not produce any revenue in the period ended December 31, 2005 inasmuch as it had ceased operations in contemplation of a significant change in its business model. With no operations under its old model and the fact that it had not commenced acting as a BDC, save the acquisition of a portfolio company, there were no opportunities for revenue during 2005 or 2004.

COSTS AND EXPENSES

We had total costs and expenses in the amount of $246,694, ($80,835) and $72,932 during the years ended December 31, 2006, 2005 and 2004, respectively. The 2005 period included a gain on extinguishment of debt of $174,133. Accordingly, our actual expenses were $93,298.

The 2006 period increased $153,396 (164%) from the 2005 period. The primary increases were $56,535 in legal, audit and professional fees, $57,950 in compensation and benefits and $30,000 in director fees. The increase in professional fees was the result of increased accounting and audit costs associated with the acquisition of ACL and the conversion to a BDC. These costs should decrease in 2007. The increase in compensation and benefits and director fees is the result of converting from an inactive holding company to a BDC. These costs should remain approximately the same in 2007, unless there are other acquisitions.

NET REALIZED AND UNREALIZED GAINS AND LOSSES

As an investment company under the Investment Company Act of 1940, all of our investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning December 16, 2005, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, our current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under our valuation policy. Currently, the valuation policy provides for management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. We must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company, we invest primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

During the year ended December 31, 2006, we recognized a realized loss of $5,000 and an unrealized gain of $188,835. The realized loss arose from our investment in Elitegroup Ventures Nevada, Inc. We made this investment early in 2006; however, Elitegroup was unable to raise sufficient capital to implement its business plan. Accordingly, we wrote off our investment. The unrealized gain of $188,835 is from our investment in ACL. At December 31, 2006, ACL had cash of $20,571 and investments in marketable equity securities valued at $589,100, for total assets of $609,671. ACL had liabilities of $105,107 and equity in net assets of $504,564, which is the amount we used to value our investment. At December 31, 2005, our carrying value in our investment in ACL was our net cost of $315,729. The increase in value of $188,835 to $504,564 accounts for the unrealized appreciation. We applied the same methodology in valuing the ACL investments that would have been used had we owned the investments directly.

CAPITAL EXPENDITURES

We plan to raise funds to be used in making investments in other as yet unidentified portfolio companies.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had net assets of $415,515 as compared to net liabilities of $263,672 at December 31, 2005. This increase of $679,187 consisted of net earnings of $499,287 and the net increase in net assets from stock transactions of $179,900.

During the year ended December 31, 2006, total assets declined $418,084, which includes an increase in investments of $188,835 offset by a decline in cash of $606,919. During this same period, liabilities decreased $595,956; the major components of the decrease were note payable to affiliate of $100,000, note payable to officer of $458,000 and advances from stockholders of $35,199. Series A convertible preferred stock also declined $501,315. The combination of the decline in assets along with the decline in liabilities and the decline in preferred stock resulted in the increase in net assets.

We currently have sufficient value in marketable equity securities in ACL which can be sold and the proceeds paid to us via dividends to cover our planned 2007 expenses of operation. We would expect to raise additional funds in the event we purchase any additional investments.

NET ASSET VALUE

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $504,890 and from this, are subtracted liabilities and debts of $89,375. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset Value is therefore $415,515. We have 7,740,110 common shares outstanding at December 31, 2006, therefore, the Net Asset Value per Share is $.0537.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


Basis of presentation

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

ITEM 8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA  SCHEDULES OF FINANCIAL
RATIOS

                           SMALL CAP STRATEGIES, INC.
                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................57

STATEMENTS OF NET ASSETS......................................................58

STATEMENTS OF OPERATIONS......................................................59

STATEMENTS OF CASH FLOWS......................................................60

STATEMENTS OF CHANGES IN NET ASSETS...........................................61

SCHEDULES OF INVESTMENTS...................................................62-63

NOTES TO FINANCIAL STATEMENTS..............................................64-77

SCHEDULE OF FINANCIAL RATIOS..................................................78

             Report of Independent Registered Public Accounting Firm


Board of Directors
Small Cap Strategies, Inc.
Louisville, Kentucky


We have audited the accompanying statements of net assets of Small Cap Strategies, Inc. (formerly known as Photonics Corporation) at December 31, 2006 and 2005, including the schedule of investments as of December 31, 2006 and 2005, and the related statements of operations, cash flows and changes in net assets for the year ended December 31, 2006, the period December 16, 2005 through December 31, 2005, the period January 1, 2005 through December 15, 2005 and the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Small Cap Strategies, Inc., as of December 31, 2006 and 2005, and the results of its operations, its cash flows and changes in net assets for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, certain accounting principles used in the preparation of the financial statements beginning December 16, 2005 (upon becoming an investment company under the Investment Company Act of 1940) are different than those of prior periods and therefore are not directly comparable.



/x/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
April 6, 2007



                           SMALL CAP STRATEGIES, INC.
                            Statements of Net Assets
                  As of December 31, 2006 and December 31, 2005

                                                                                  2006           2005
                                                                           --------------- -----------------

ASSETS
Investments in, net of advances from controlled portfolio companies;
  cost of $315,729 at December 31, 2006 and 2005                             $   504,564    $   315,729
Cash and cash equivalents                                                            326        607,245
                                                                             -----------    -----------
  TOTAL ASSETS                                                                   504,890        922,974
                                                                             -----------    -----------


LIABILITIES
  Accounts payable                                                                11,564         11,564
  Accrued expenses                                                                 4,415          7,172
  Advances from stockholders                                                      73,396        108,595
  Note payable - Affiliate                                                          --          100,000
  Note payable - Officer                                                            --          458,000
                                                                             -----------    -----------
  TOTAL LIABILITIES                                                               89,375        685,331
                                                                             -----------    -----------

Series A Convertible Preferred Stock, redeemable, cumulative 6%, $.001 par value, 400,000 shares authorized, issued and outstanding
  at December 31, 2005, at liquidation value                                        --          501,315
                                                                             -----------    -----------
NET ASSETS                                                                   $   415,515    $  (263,672)
                                                                             ===========    ===========


Commitments and contingencies (Note 8)

Composition of net assets:
  Preferred stock, $.001 par value; 49,600,000 shares authorized;
     no shares issued or outstanding                                         $      --      $      --
  Common stock, $.001 par value, 2,000,000,000 shares authorized;
    7,740,110 and 6,615,454 shares issued and outstanding at
     December 31, 2006 and 2005, respectively                                      7,740          6,615
  Additional paid in capital                                                   2,509,941      2,331,166
  Accumulated deficit:
    Accumulated net operating loss                                            (2,286,001)    (2,601,453)
    Net realized loss on investments                                              (5,000)          --
    Net unrealized appreciation (depreciation) of investments                    188,835           --
                                                                             -----------    -----------
Net assets (liabilities)                                                     $   415,515    $  (263,672)
                                                                             ===========    ===========
Net asset (liability) value per share                                        $    0.0537    $   (0.0399)
                                                                             ===========    ===========


See accompanying notes to financial statements.



                           SMALL CAP STRATEGIES, INC.
                            Statements of Operations
               Three Years Ended December 31, 2006, 2005 and 2004

                                                                                               Prior to becoming an
                                                                                                 Investment Company
                                                                                        -------------------------------------

                                                                        Period from       Period from
                                                    Year Ended         Dec. 16, 2005      Jan. 1, 2005        Year Ended
                                                  Dec. 31, 2006       to Dec. 31, 2005   to Dec. 15, 2005   Dec. 31, 2004
                                                  -------------       ----------------   ----------------   -------------
Dividends from wholly owned portfolio
     company                                             $ 562,146                $ -                $ -                $ -
                                                -------------------  -----------------  -----------------  -----------------

          Total income                                     562,146                  -                  -                  -
Costs and Expenses:
  Legal, audit and consulting fees                         141,356                  -             84,821             71,447
  Compensation and benefits                                 57,950                  -                  -                  -
  Director fees                                             30,000                  -                  -                  -
  Transfer agent fees                                        2,811                  -              1,178              1,485
  Other general and administrative expenses                 10,432                126                  -                  -
  Interest expense                                           4,145              1,474              5,699                  -
  Gain on extinguishment of debt                                 -                  -           (174,133)                 -
                                                -------------------  -----------------  -----------------  -----------------
                                                           246,694              1,600            (82,435)            72,932
Earnings (loss) before income taxes                        315,452             (1,600)            82,435            (72,932)
Income taxes                                                     -                  -                  -                  -
                                                -------------------  -----------------  -----------------  -----------------
Net earnings (loss) from operations                        315,452             (1,600)            82,435            (72,932)
Dividends on 6% preferred stock                                  -              1,315                  -                  -
                                                -------------------  -----------------  -----------------  -----------------
Net earnings (loss) applicable to
     common stock                                          315,452             (2,915)            82,435            (72,932)
                                                -------------------  -----------------  -----------------  -----------------

Net realized and unrealized gain (loss):
  Net realized loss on investments, net of
    income tax benefit of $0 for 2006,
    2005 and 2004, respectively                             (5,000)                 -                  -                  -
  Change in unrealized appreciation (deprec-
     iation of controlled affiliate investments,
     net of deferred tax expense of $0 in 2006,
     2005 and 2004, respectively                           188,835                  -                  -                  -
                                                -------------------  -----------------  -----------------  -----------------
Net increase (decrease) in net assets
     from operations                                     $ 499,287           $ (2,915)          $ 82,435          $ (72,932)
                                                ===================  =================  =================  =================

Net increase (decrease) in net assets
  from operations per share:
     Basic and diluted                                     $ 0.055           $ (0.000)           $ 0.013           $ (0.013)
                                                ===================  =================  =================  =================
Weighted average shares outstanding:
     Basic and diluted                                   8,998,826          6,568,579          6,195,591          5,810,261
                                                ===================  =================  =================  =================


See accompanying notes to financial statements.



                           SMALL CAP STRATEGIES, INC.
                            Statements of Cash Flows
               Three Years Ended December 31, 2006, 2005 and 2004

                                                                                                    Prior to becoming an
                                                                                                     Investment Company
                                                                                              -----------------------------------

                                                                              Period from      Period from
                                                            Year Ended        Dec. 16, 2005    Jan. 1, 2005       Year Ended
                                                          Dec. 31, 2006      to Dec. 31, 2005 to Dec. 15, 2005   Dec. 31, 2004
                                                         -----------------  ----------------- -----------------  ----------------

Cash flows from operating activities:
Net increase (decrease) in net assets from operations
  applicable to common stock                                    $ 499,287          $ (2,915)        $ 82,435         $ (72,932)
Adjustments to reconcile net increase (decrease) in
  net assets from operations to net cash used in
  operating activities:
     Change in unrealized (appreciation) depreciation
        of investments in portfolio companies                    (188,835)                -                -                 -
     Net realized loss on investment                                5,000                 -                -                 -
     Common stock issued for services                                   -                 -           40,000            45,454
     (Increase) decrease in prepaid expenses                            -                 -                -                 -
     Increase (decrease) in accounts payable                            -                 -         (222,530)           (5,522)
     Accrued preferred dividends                                        -             1,315                -                 -
     Increase (decrease) in accrued expenses                        6,930             1,474            5,699                 -
                                                         -----------------  ----------------  ---------------   ---------------

     Net cash provided by (used) in operating activities          322,382              (126)         (94,396)          (33,000)
                                                         -----------------  ----------------  ---------------   ---------------

Cash flows from investing activities:
Cash payments made for investment acquisitions                     (5,000)         (735,000)               -                 -
Cash distributions received from portfolio company
     investment                                                         -         1,277,271                -                 -
                                                         -----------------  ----------------  ---------------   ---------------

          Net cash provided by investing activities                (5,000)          542,271                -                 -
                                                         -----------------  ----------------  ---------------   ---------------

Cash flows from financing activities:
Proceeds from note payable - affiliate                                  -            65,000           35,000                 -
Repayment of advances from stockholders                           (35,199)                -                -                 -
Repayment of loan from officer                                   (458,000)                -                -                 -
Redemption of preferred stock                                    (501,315)                -                -                 -
Proceeds from sale of common stock                                 71,528                 -                -                 -
Payment of preferred dividends                                     (1,315)                -                -                 -
Advances from stockholders                                              -                 -           59,396            33,100
                                                         -----------------  ----------------  ---------------   ---------------

     Net cash provided by (used) in financing activities         (924,301)           65,000           94,396            33,100
                                                         -----------------  ----------------  ---------------   ---------------

Net increase (decrease) in cash and cash equivalents             (606,919)          607,145                -               100
Cash and cash equivalents, beginning of period                    607,245               100              100                 -
                                                         -----------------  ----------------  ---------------   ---------------

Cash and cash equivalents, end of period                            $ 326         $ 607,245            $ 100             $ 100
                                                         =================  ================  ===============   ===============


Supplemental disclosure of non-cash investing
     and financing activities
Common stock issued:
     In exchange for services                                         $ -               $ -         $ 40,000          $ 45,454
     As settlement of shareholder advances                              -             8,200                -                 -
Note payable incurred in conjunction with
     acquisition                                                        -           458,000                -                 -
Convertible preferred stock issued in
     conjunction with acquisition                                       -           500,000                -                 -

See accompanying notes to financial statements.



                           SMALL CAP STRATEGIES, INC.
                       Statements of Changes in Net Assets
               Three Years Ended December 31, 2006, 2005 and 2004

                                                                                               Prior to becoming an
                                                                                                 Investment Company
                                                                                          ----------------------------------

                                                                           Period from     Period from
                                                        Year Ended        Dec. 16, 2005    Jan. 1, 2005      Year Ended
                                                       Dec. 31, 2006    to Dec. 31, 2005  to Dec. 15, 2005  Dec. 31, 2004
                                                       -------------    ----------------  ----------------  -------------

Changes in net assets from operations:
  Net earnings (loss) from operations
     available to common stock                             $ 315,452          $ (2,915)         $ 82,435        $ (72,932)
  Net realized loss on sale of investments, net               (5,000)                -                 -                -
  Change in net unrealized appreciation (depreciation)
     of investmetns, net                                     188,835                 -                 -                -
                                                      ---------------  ----------------   ---------------  ---------------

  Net increase (decrease) in net assets from operations      499,287            (2,915)           82,435          (72,932)
                                                      ---------------  ----------------   ---------------  ---------------


Capital stock transactions:
  Cash proceeds from sale of common stock                     71,528                 -                 -                -
  Note payable applied to purchase common stock              100,000                 -                 -                -
  Accrued interest payable applied to purchase of
     common stock                                              8,372                 -                 -                -
  Common stock issued for services                                 -                 -            40,000           45,454
  Issuance of convertible preferred stock in
     conjunction with acquisition of ACL                           -          (100,000)                -                -
  Issuance of common stock for settlement of                                                           -                -
     shareholder advances                                          -             8,200                 -                -
                                                      ---------------  ----------------   ---------------  ---------------

  Net increase in net assets from stock transactions         179,900           (91,800)           40,000           45,454
                                                      ---------------  ----------------   ---------------  ---------------

Net increase (decrease) in net assets                        679,187           (94,715)          122,435          (27,478)
Net assets (liabilities), beginning of period               (263,672)         (168,957)         (291,392)        (263,914)
                                                      ---------------  ----------------   ---------------  ---------------

Net assets (liabilities), end of period                    $ 415,515        $ (263,672)       $ (168,957)      $ (291,392)
                                                      ===============  ================   ===============  ===============



See accompanying notes to financial statements.



                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               December 31, 2006

   Percent       Date of                                                           Historical            Fair
    Owned       Acquisition                                                            Cost              Value
    -----       -----------                                                        --------              -----

Investments in, net of advances from controlled portfolio companies:

          100%   Dec-05    ACL Consulting Corporation; provides professional
                           services to businesses; 121% of net assets                  $ 315,729       $ 504,564
          100%   Oct-01    The Sarasota Group, Inc.; inactive                                  -               -

                                                                                 ----------------  --------------
                           Total investments at December 31, 2006                      $ 315,729         504,564
                                                                                 ================

                           Cash and other assets, less liabilities                                       (89,049)
                                                                                                   --------------

                           Net assets at December 31, 2006                                             $ 415,515
                                                                                                   ==============


See accompanying notes to financial statements.



                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               December 31, 2005

   Percent       Date of                                                           Historical            Fair
    Owned       Acquisition                                                           Cost              Value
    -----       -----------                                                        -------              ------

Investments in, net of advances from controlled portfolio companies:

          100%   Dec-05    ACL Consulting Corporation; provides professional
                           services to businesses; 34.2% of total assets               $ 315,729       $ 315,729
          100%   Oct-01    The Sarasota Group, Inc.; inactive                                  -               -
                                                                                 ----------------  --------------

                           Total investments at December 31, 2005                      $ 315,729         315,729
                                                                                 ================

                           Cash and other assets, less liabilities                                      (579,401)
                                                                                                   --------------

                           Net assets (liabilities) at December 31, 2005                              $ (263,672)
                                                                                                   ==============








See accompanying notes to financial statements.

                           SMALL CAP STRATEGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: GENERAL ORGANIZATION AND BUSINESS

Effective September 30, 2006, Photonics Corporation ("Photonics"), a California corporation, merged into Small Cap Strategies, Inc. ("SCPS", the "Company"), a Nevada corporation, with SCPS being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCPS. Photonics also had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

Photonics Corporation formerly dba DTC Data Technology, a California corporation, began from a merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company did design, develop, and market Integrated Device Electronics (IDE), Small Computer Systems Interface (SCSI) disk controller cards, and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date and through December 15, 2005, the Company was inactive and in the development stage (see below).

On November 28, 2000, the Company merged with REPipeline.com, a Texas corporation, an Internet vertical service provider to the commercial real estate industry, by issuing 906,386 common stock shares valued at $18,128 in exchange for all of the outstanding common stock of REPipeline.com, Inc. (REP). Immediately after the merger, the Company transferred the net assets and business operations to REPipeline.com, Inc., a Delaware corporation, incorporated on June 8, 2000 as a wholly owned subsidiary of the Company.

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

The transaction was accounted for as a reverse merger using the purchase method of accounting with REP acquiring Photonics for financial reporting purposes. The purchase price of Photonics was allocated among its net assets based on their relative fair values. Because Photonics did not have any assets and only liabilities and had no business operations, no portion of the purchase price was allocated to goodwill. Instead, the excess of the purchase price over the fair value of net assets acquired was charged against operations.

In October 2001, the Company acquired all of the outstanding common stock of The Sarasota Group, Inc. (SGI), a Florida corporation, in exchange for the issuance of 1,000,000 convertible preferred stock shares and 710,000 common stock shares. At the same time, the Company's then current officers and directors resigned and the Company elected new officers and directors. Since then, the preferred shares of stock have been cancelled.

SGI was incorporated on November 13, 2001, and both prior to and after the acquisition had no assets, liabilities or business operations. The purchase price, which exceeded the fair value of net assets acquired, has been charged against operations and reflected in the accompanying financial statements as an acquisition cost.

In December 2005, the Company entered into a Stock Purchase Agreement with ACL Consulting Corporation (ACL), an entity majority owned by an officer of the Company. The Stock Purchase Agreement has rights of rescission that can be exercised by the Seller. The Stock Purchase Agreement was effective on December 16, 2005.

Upon acquisition of ACL on December 16, 2005, the Company became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, and no longer considered itself as being in the development stage.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
Beginning December 16, 2005, the accompanying financial statements reflect the separate accounts of Small Cap Strategies, Inc., and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

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

Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the years ended December 31, 2006 and 2005 and its operating results, cash flows and changes in net assets for each of the years ended December 31, 2006, 2005 (separated as indicated above) and 2004 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Conversion to an Investment Company
The Company's results of operations for 2005 are divided into two periods. The period from January 1, 2005 to December 15, 2005 reflects the Company's results prior to becoming an investment company under the Investment Company Act of 1940, as amended. The period from December 16, 2005 to December 31, 2005 and the year ended December 31, 2006, reflect the Company's results as an investment company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 16, 2005 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see corresponding sections below for further discussions.

Development Stage Activities
Through December 15, 2005, the Company was inactive and considered to be in the development stage. Accordingly, all of the Company's operating results and cash flows reported in the accompanying financial statements for periods prior to this date were considered to be those related to development stage activities pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. In connection with the Company's acquisition of ACL Consulting Corporation, the Company is no longer considered a development stage company.

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

Net Increase (Decrease) in Net Assets from Operations per Share
Basic net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options and from the assumed conversion of the Series A Convertible Preferred Stock. Diluted net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

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

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. None of the Company's cash is restricted.

Valuation of Investments (as an Investment Company)
As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value. The value is determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

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

Stock Based Incentive Program
SFAS No. 123R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, purchased, or canceled after that date. The Company adopted SFAS No. 123R effective January 1, 2006, with no impact on financial position or results of operations.


Recent Accounting Pronouncements
There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.


NOTE 3: STOCK ACQUISITION AND INVESTMENTS

On December 16, 2005, the Company entered into a stock purchase agreement to acquire all issued and outstanding shares of the capital stock of ACL Consulting Corporation (ACL), a Texas corporation majority owned by a former officer and director of the Company providing business consulting services to companies that desire to go public.

The purchase price of the shares was $1,593,000. The consideration for the acquisition was comprised of three components: (1) $735,000 in cash paid at closing, (2) $458,000 secured promissory note delivered at closing (Note 5), and

(3) 400,000 shares of Series A Convertible Preferred Stock of the Company with a value at issuance of $400,000 (Note 4).

The stock purchase agreement contained a right to rescission, whereby the seller would have the right to rescind the agreement and maintain 100% ownership of ACL Consulting Corporation in the event the Company failed to do the following:

     o Fails to make any required payments pursuant to the terms of the Secured Promissory Note (Note 5); or
     o Fails to become registered under the 1940 Investment Company Act as a business development company; or
     o Fails to make any required securities filings for a period of 15 months, beginning on the closing date of December 16, 2005.

Our investment in ACL at December 31, 2006 and 2005 may be summarized as follows:

                                                    2006              2005
                                                    ----              ----

Purchase price                                    $ 1,593,000      $  1,593,000
Cash distributions received from ACL               (1,277,271)       (1,277,271)
                                                  ------------     -------------
Investment at cost                                    315,729           315,729
Unrealized appreciation                               188,835                 -
                                                  -----------      ------------
Investment in, net of advances from controlled
     portfolio companies                          $   504,564      $    315,729
                                                  ===========      ============

ACL's assets consist principally of cash and marketable securities. ACL uses procedures similar to those employed by a BDC in valuing their investments. This valuation is the basis for calculating the market value of the Company's investment in ACL.


NOTE 4: CAPITAL STRUCTURE

Merger
Effective September 30, 2006, Photonics Corporation, a California corporation, merged into Small Cap Strategies, Inc., a Nevada corporation, with SCPS being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCPS. Photonics also had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

Common Stock
The Company is now authorized to issue 2,000,000,000 shares of common stock with a par value of $.001 and each share having one voting right. There are 7,740,110 and 6,615,454 common shares outstanding at December 31, 2006 and 2005, respectively.


Preferred Stock
As noted above, at September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006.

In April 2001, the Company amended its articles of incorporation to increase the number of preferred stock shares authorized from 6,000,000 shares to 50,000,000 shares, reduced the par value of the preferred stock from $1.00 to $.001 and eliminated its previous rights and preferences.

On October 18, 2001, in connection with the Company's merger with SGI, the Company issued 1,000,000 convertible preferred stock shares. The shares were convertible into common stock in an amount such that, when added to the common shares already issued to SGI, SGI will own 70% of the outstanding common stock shares of the Company. No other rights or privileges exist, with respect to these shares. These shares were cancelled on May 8, 2003.

On December 15, 2005, the Company amended its articles of incorporation to designate 400,000 shares of the 50,000,000 shares of preferred stock authorized as Series A Convertible Preferred Stock with a par value of $.001 per share.

Series A Convertible Preferred Stock - prior to September 30, 2006
On December 16, 2005, in connection with the acquisition of ACL Consulting Corporation, the Company issued 400,000 shares of Series A Convertible Preferred Stock (Series A Shares) (as noted above) with a par value of $.001 per share. A 6% distribution per share is payable per annum, at the Company's fiscal year end, on a cumulative basis based upon the specified redemption value of each share of Series A Shares. If any dividend or other distribution is declared on the common stock, each holder of shares of Series A Stock on record on the date of declaration shall be entitled to receive the equivalent dividend or other distribution as if the shares had been converted into common stock at the declaration date. All Series A Shares have equal voting rights with common stock. The shares may be converted, at any time, into shares of common stock as specified by the "conversion ratio" that is in effect at the time of conversion. The initial "conversion ratio" for the entire class of Series A Shares is equal to 12.5% of the total outstanding shares of common stock. The Company has the right, at any time, to call for mandatory redemption of all the shares of Series A Shares at a set redemption price of $1.25 per share.

At December 31, 2005, $1,315 was accrued as dividends payable on the Company's Series A Shares.

On January 24, 2006, the Company exercised its redemption right and redeemed 320,000 of the outstanding 400,000 shares at the redemption price of $1.25 per share, totaling $400,000 for which the officer received a cash payment. The remaining 80,000 shares were redeemed through the issuance of a $100,000 note to the officer.

Purchase of the Company's common stock
At December 31, 2006, the Company had a stock subscription receivable from Shocker Index 100 LP with a balance of $361,627. The Company had substantial doubt about the ability of Shocker to make payment on the obligation in a reasonable period of time. Accordingly, on March 20, 2007, the Board of Directors of the Company agreed to exchange the Company's note receivable from Shocker, for the return of 2,260,177 shares of its common stock. The transaction was recorded effective December 31, 2006.

Stock appreciation rights
On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract ("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of the common stock of the Company using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to said two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. There were no SAR contracts outstanding at December 31, 2006.


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

During the year ended December 31, 2006, the period December 16, 2005 through December 31, 2005, the period January 1, 2005 through December 15, 2005 and the year ended December 31, 2004, directors/shareholders made non-interest bearing advances to the Company totaling $0, $0, $59,396 and $33,100, respectively. During 2006, $35,199 of these advances were repaid and during the period December 16, 2005 through December 31, 2005, $8,200 of these advances was repaid through the issuance of common stock. At December 31, 2006 and 2005, outstanding advances from stockholders totaled $73,396 and $108,595, respectively.

On April 18, 2006, the Company issued 3,384,547 shares of common stock with a par value of $.001 to Shocker, a limited partnership in which ACL owned a 42.9% limited partnership interest at the time, and a related party, for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, a $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker. The note was unsecured with an interest rate of 8% per annum and was payable as Shocker might from time to time designate in writing. The Company received a cash payment of $36,146 in October 2006 and total accrued interest in the amount of $8,373 was also applied to reduce the stock subscription receivable. The stock subscription receivable may be summarized as follows:

       Original amount                                   $       406,146
       Cash payment received                                     (36,146)
       Accrued interest owed Shocker which was offset             (8,373)
                                                         ---------------

       Stock subscription receivable                     $       361,627
                                                         ===============

Effective December 31, 2006, the Company exchanged with Shocker, its note receivable with a balance of $361,627 for 2,260,177 shares of its common stock.

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

On December 16, 2005, in conjunction with the stock purchase of ACL Consulting Corporation, the Company indirectly acquired a majority owned interest in Interim Capital Corp (ICC), the general partner of Shocker, at the time. At December 31, 2005, ACL Consulting Corporation's interest consisted of a 72.35% share of Interim Capital Corporation. On December 31, 2005, a majority of the limited partners removed ICC as general partner and appointed FGT Consultants, Inc., a Texas corporation wholly owned by a former officer of the Company, as general partner.

On June 14, 2006, the Company repaid the $100,000 note issued to a former officer as part of the Series A Convertible Preferred Stock redemption. The note was non-interest bearing until June 1, 2006, at which point interest commenced to accrue on the outstanding principal at a rate of 8% per annum. The officer waived the interest related to the note upon repayment, thus no interest expense was recorded during 2006.

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Consulting Corporation, a Kentucky corporation 100% owned by Bryce Knight.



NOTE 6: PROVISION FOR INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006, the Company's cost of its investments for federal income tax purposes is equal to its cost for financial reporting purposes. The Company files a consolidated income tax return with its wholly owned subsidiaries, SGI and ACL.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the year ended
December 31, 2006, for the period from December 16, 2005 to December 31, 2005, the period from January 1, 2005 to December 15, 2005, and for the year ended
December 31, 2004 is as follows.




                                                                       Dec. 16, 2005       Jan. 1, 2005
                                                          2006         to Dec. 31, 2005    to Dec. 15, 2005          2004
                                                     ---------------- -----------------   -----------------  --------------

      Tax expense (benefit) computed at
      statutory rate                                       $ 169,800          $ (1,000)           $ 28,000        $ (24,800)
      Non-deductible item                                      9,200                 -                   -                -
      Increase (decrease) in valuation allowance            (179,000)            1,000             (28,000)          24,800
                                                     ---------------- -----------------   -----------------  ---------------

      Provision (benefit) for income taxes                       $ -               $ -                 $ -              $ -
                                                     ================ =================   =================  ===============


As of December 31, 2006, the Company has approximately $1,428,000 of regular net operating losses to offset future federal income tax, which expire through the year 2026.

At December 31, 2006 and 2005, significant components of the Company's deferred tax assets (benefits) are summarized below.


                                                  2006            2005
                                             ---------------  --------------

        Deferred Tax Assets:
        Net Operating Loss Carry Forward         $ (485,400)      $(345,100)
        Investments                                 319,300               -
        Less Valuation Allowance                    166,100         345,100
                                             ---------------  --------------
                  Total deferred tax assets               -               -

        Deferred Tax Liabilities                          -               -
                                             ---------------  --------------

        Net Deferred Tax Assets                         $ -             $ -
                                             ===============  ==============

NOTE 7: STOCK OPTION AND EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS
The Company's stock option plan (the 1997 Stock Option Plan) allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company. Options granted under the Plan are generally for periods not to exceed ten years and generally must be at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are established at the estimated fair value of the stock on the date of grant. Stock options granted by the Company to others are primarily for legal and investment banking services.

In connection with the Company's acquisition of SGI in 2001, the Company renegotiated the stock options previously granted to former members of management. These options for 433,952 common stock shares were considered a new grant pursuant to SFAS No. 123(R). These options are fully vested, do not expire and are exercisable at $.20 per share, the adjusted closing bid price of the Company's common stock on the date of grant. Accordingly, no compensation was charged to income using the intrinsic value method of accounting. These options were granted under the 1997 Stock Option Plan.

On February 24, 2004, the Company established the 2004 Stock Plan (the Plan). The plan registers, via an S8 registration statement, up to 900,000 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be such key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The
Committee's designation of a participant in any year shall not require the Committee to designate such person to receive awards in any other year. The designation of a participant to receive an award under one portion of the Plan does not require the Committee to include such participant under other portions of the Plan. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards.

During the year ended December 31, 2005, the Company issued 500,000 pre-split shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services at a price of $.08 per share, reducing the shares of common stock available for future awards under the stock plan to 400,000 shares at December 31, 2006 and 2005.

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



EXECUTIVE PROFIT SHARING

On May 26, 2006, the Shareholders and Board of Directors approved a profit sharing plan for its executive officers. The Company will pay each executive officer a bonus pursuant to the following cash-distribution profit sharing plan, payable on a quarterly basis.

     1. At the end of each quarter, a profit sharing pool will be determined based on the Company's performance during that quarter and calculated to be twenty percent (20%) of the net profits achieved during that quarter.
     2. The sum to be paid to each executive officer shall equal his or her proportional percentage of the total base salaries paid to all executive officers during the quarter multiplied by the amount of the profit sharing pool and shall be paid with all mandatory deductions, including Federal withholding calculated at the flat IRS bonus rate of 27%.
     3. This plan is a cash-distribution plan and is not intended as nor should it be treated as a deferred compensation plan. The Company will not take any steps to cause the profit-sharing plan described in this section to comply with the Employee Retirement Income Security Act of 1974 or any provision of the Internal Revenue Code of 1986 nor will the Company seek any tax-advantaged treatment of the payments made pursuant to the profit-sharing plan.

None of the above may be used or interpreted in any manner inconsistent with the Investment Company Act of 1940 and any limitations imposed by such Act or the rules and regulations promulgated thereunder shall govern and control this additional compensation.

No compensation was due from the profit sharing plan for the period from the date of plan approval through December 31, 2006.


NOTE 8: COMMITMENTS AND CONTINGENCIES

Leases
The Company currently maintains its corporate office, comprising 750 square feet at 520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577 on a month-to-month basis. Our chief executive officer is providing the space at no cost.

Legal Matters
The Company is subject to legal proceedings that arise in the ordinary course of business. Primarily, these lawsuits were the result of defaulted accounts payable of Photonics prior to the merger with REPipeline.com, Inc., the majority of which have been resolved.

At this time, we have the following liens filed against our assets as a result of these defaulted accounts payable:

         1. Type of lien            Personal Property Tax
            Lien holder             State of California/ Santa Clara County
            Amount of lien          $5,444.87
            Date of lien:           November 6, 1998
            Debtor:                 Photonics Corporation


         2. Type of lien:           Personal Property Tax
            Lien holder:            State of California/ Santa Clara County
            Amount of lien:         $6,119.54
            Date of lien:           November 5, 1999
            Debtor:                 Photonics Corporation

In addition, there is approximately $30,000 in exposure to reimburse legal fees from 2004; however, no action has been brought to date.

REpipeline.com, Inc. had a number of claims against it from 2000 and 2001 in the aggregate amount of approximately $25,000 which has resulted in liens and a default judgment being filed in Texas. There are various other threatened or perceived lawsuits, none of which have acted against us. Management is unable to quantify the risk or exposure to additional legal action relating to these issues; however, due to the majority of the items being over five years ago, management would expect the risk to be minimal.


NOTE 9: SUBSEQUENT EVENT

At December 31, 2006, the Company had a stock subscription receivable from Shocker Index 100 LP with a balance of $361,627. The Company had substantial doubt about the ability of Shocker to make payment on the obligation in a reasonable period of time. Accordingly, on March 20, 2007, the Board of Directors of the Company agreed to exchange the Company's note receivable from Shocker, for the return of 2,260,177 shares of its common stock. The transaction was recorded effective December 31, 2006.


             SMALL CAP STRATEGIES, INC.
            Schedules of Financial Ratios
                   Three Years Ended December 31, 2006, 2005 and 2004

                                                                                                  Prior to becoming an
                                                                                                   Investment Company
                                                                                            -----------------------------------

                                                                             Period from     Period from
                                                         Year Ended         Dec. 16, 2005    Jan. 1, 2005       Year Ended
                                                       Dec. 31, 2006      to Dec. 31, 2005  to Dec. 15, 2005   Dec. 31, 2004
                                                       -----------------  -----------------  ---------------   ---------------

Per share information:
Net asset value, beginning of period                         $ (0.0399)         $ (0.0261)       $ (0.0488)        $ (0.0444)
Net increase (decrease) from operations                         0.0351            (0.0004)          0.0133           (0.0122)
Net change in realized and unrealized appreciation
     (depreciation) on investments                              0.0204                  -                -                 -
Net increase (decrease) from stock transactions                 0.0381            (0.0134)          0.0094            0.0078
                                                      -----------------  -----------------  ---------------   ---------------

Net asset value, end of period                                $ 0.0537          $ (0.0399)       $ (0.0261)        $ (0.0488)
                                                      =================  =================  ===============   ===============


Per share market value:
  Beginning of period                                         $ 0.1500           $ 0.1100         $ 0.1000          $ 0.1800
  End of period                                                 0.0800             0.1500           0.1100            0.1000
Investment return, based on market price at end of
  period (1)                                                      -47%                36%              10%              -44%

Ratios/supplemental data:
Net assets end of period                                     $ 415,515         $ (263,672)      $ (168,957)       $ (291,392)
Average net assets                                             571,413           (216,315)        (230,175)         (277,653)

Ratio of expenses to average net assets                           0.43              (0.01)           (0.40)            (0.26)
Ratio of increase (decrease) in net assets from
     operations to average net assets                             0.87               0.01            (0.36)             0.26

Weighted average number of shares outstanding:
     Basic and diluted                                       8,998,826          6,568,579        6,195,591         5,810,261

Number of shares outstanding, end of period                  7,740,110          6,615,454        6,465,454         5,965,454

(1) Periods of less than one year are not annualized.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

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

Evaluation of disclosure and controls and procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting as of December 31, 2006. Subsequent to December 31, 2005, we adopted new internal controls more consistent with the operation of a BDC.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2006. There are no family relationships between the officer and directors. A summary of the background and experience of each of these individuals immediately follows the table.


    NAME             AGE        POSITION               OFFICER OR DIRECTOR SINCE
-------------- --------------- ----------------------- -------------------------


Bryce Knight         23        President, CEO, CFO           2005
                               and Director


Paul Johnson         58        Director                      2005

Joel Holt            76        Director                      2006


Bryce Knight  serves as  President,  CEO,  CFO and Director of the Company.  Mr.
Knight also served as Vice-President and Chief Financial Officer of Global Beverage Solutions, Inc. (OTCBB: GBVS) until February 23, 2007. He is the President of Knight Consulting Corporation, a corporate strategy and financial consulting firm, as well. Previously Mr. Knight worked with General Electric as a financial analyst for its consumer products division and with Robert Bosch Tool Corporation in the marketing department. Mr. Knight graduated with honors from Bellarmine University with a Business Administration degree and a Master's of Business Administration.

Paul Johnson serves as a Director for the Company. He specializes in designing and directing the implementation of new and innovative business strategies and in recruiting the best talent to develop and grow businesses. Over the past 20 years his companies have created major innovations in rapid business development strategies, knowledge management, and software interface design.

Mr. Johnson is President of Sniffex, Inc. and is responsible for the strategic planning and business development for the Company. In addition, he serves as an executive consultant to several developing companies in the Dallas/Ft. Worth, TX area. Mr. Johnson is an active participant in strategic planning and business development in each of these companies. Over the past 15 years he has founded seven technology-related companies, the largest of which was Multimedia Learning, Inc. (ranked 154th on the "Inc. 500" in 1996). From 1991-1998, Mr. Johnson served as CEO of Multimedia Learning, Inc. Mr. Johnson is a graduate of City College of New York and is a veteran of the Vietnam war.

Joel Holt serves as a Director for the Company. He holds a B.S. degree from the Medical College of Virginia in both Physical Therapy and Biology. He served in various and progressively more responsible sales and marketing positions for Proctor and Gamble Company for 35 years. In 1987, he was instrumental in the formation of Keystone Laboratories, Inc., a forensic drug-testing laboratory, where he served as President for 12 years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe our directors did not make their Form 3 filings when they became directors and the Form 5's for the three directors were filed late.

CODE OF ETHICS

SCPS has adopted a code of ethics for its officers and directors, which is attached as Exhibit 14.

AUDIT COMMITTEE

On March 6, 2006 the Company formerly chartered an audit committee to provide guidance and direction in matters relating to the accounting of the Corporation and review and preparation of independent accounting statements and other matters relating to financial accounting all for the best governance of the Corporation.

The Audit Committee is comprised of two members, Joel Holt and Paul Johnson, both of whom are independent directors of the Company. The Company has determined that Joel Holt qualifies as the Audit Committee Financial Expert.

The Audit Committee has received and discussed the audited financial statements with management; has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended; has received the written disclosure and the letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountant's independence; and based on the forgoing reviews and discussions, has recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10-K.

NOMINATING COMMITTEE

Our independent directors serve as the nominating committee.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

     (a)  Summary compensation table

                                             Directors Fee
Name and                         Salary      Earned or Paid       Total
Principal Position  Year           ($)         In Cash ($)         ($)
------------------  ----           ---         -----------         ---

Bryce Knight        2006       $   30,000     $  7,500        $  37,500
PEO and PFO since   2005                -            -                -
September 19, 2006  2004              N/A          N/A              N/A

Mark Lindberg       2006       $   22,500     $  7,500        $  30,000
PFO until           2005                -            -                -
September 19, 2006  2004              N/A          N/A              N/A



Mr. Knight's compensation is paid to Knight Consulting Corporation, which is wholly owned by Mr. Knight.

Required columns for bonus, stock awards, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

Narrative discussion of compensation

Compensation for our officers and directors is based on comparative compensation levels for similar positions and time.

The Company does not have any current employment agreements with its officers and directors. The company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

                            Stock appreciation rights

On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract ("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of our common stock using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to said two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. There were no SAR contracts outstanding at December 31, 2006.

                            Executive profit sharing

On May 26, 2006, the Shareholders and Board of Directors approved a profit sharing plan for its executive officers. The Company will pay each executive officer a bonus pursuant to the following cash-distribution profit sharing plan, payable on a quarterly basis.

     1. At the end of each quarter, a profit sharing pool will be determined based on the Company's performance during that quarter and calculated to be twenty percent (20%) of the net profits achieved during that quarter.
     2. The sum to be paid to each executive officer shall equal his or her proportional percentage of the total base salaries paid to all executive officers during the quarter multiplied by the amount of the profit sharing pool and shall be paid with all mandatory deductions, including Federal withholding calculated at the flat IRS bonus rate of 27%.
     3. This plan is a cash-distribution plan and is not intended as nor should it be treated as a deferred compensation plan. The Company will not take any steps to cause the profit-sharing plan described in this section to comply with the Employee Retirement Income Security Act of 1974 or any provision of the Internal Revenue Code of 1986 nor will the Company seek any tax-advantaged treatment of the payments made pursuant to the profit-sharing plan.

None of the above may be used or interpreted in any manner inconsistent with the Investment Company Act of 1940 and any limitations imposed by such Act or the rules and regulations promulgated thereunder shall govern and control this additional compensation.

No compensation was due from the profit sharing plan for the period from the date of plan approval through December 31, 2006.


     (b)  Grants of plan-based awards table

There were no grants of plan-based awards during the year for the named individuals.

     (c)  Outstanding equity awards at fiscal year-end table

There were no outstanding equity awards at fiscal year-end for the named individuals.

     (d)  Option exercises and stock vested table

There were no option exercises during the year and no stock vested at fiscal year-end for the named individuals.

     (e)  Pension benefits

There are no pension plans.

     (f) Nonqualified defined contribution and other nonqualified deferred compensation plans

There are no nonqualified defined contribution or other nonqualified deferred compensation plans.

     (g)  Potential payments upon termination or change-in-control

There are no potential payments upon termination or change-in-control for the named individuals.

     (h)  Compensation of directors

                                                Directors Fee
                                               Earned or Paid
Name                                             In Cash ($)

Paul Johnson                                  $       7,500

Terry Washburn                                        7,500

Joel Holt                                                 -

Director compensation paid to executive officers is included in the summary compensation table above. Mr. Holt replaced Mr. Washburn after the meeting during the third quarter. There was no meeting during the fourth quarter.

Directors, including executive officers, are compensated $2,500 for each meeting during the year. There were three meetings during 2006.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there was no other form of compensation for the directors.

     (i)  Compensation committee interlocks and insider participation

The outside directors serve as the compensation committee.

     (j)  Compensation committee report

Based on the compensation discussion and analysis required by Item 402(b) between the compensation committee and management, the compensation committee recommended to the Board of Directors that the compensation discussion and analysis be included in the 10-K, see Item 11(a) above.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2006, certain information concerning the beneficial ownership of each class of our voting stock held by:

     - each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

     -    each of our directors; - each of our executive officers; and

     -    all of our executive officers and directors as a group.

There were 7,740,110 shares of our common stock issued and outstanding at December 31, 2006.


         NAME AND ADDRESS (1)                   COMMON (2)             % COMMON
         --------------------                   ----------             --------

         Shocker 100 Index LP                   1,124,370               14.53%

         OTC Support, Inc.                        537,560                6.95%

         Bryce Knight                                   -                -

         Paul Johnson                                   -                -

         Joel Holt                                      -                -

         Officers and Directors
             as a group                                 -                -


     (1) The address of all parties listed is C/O Small Cap Strategies, Inc., 520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577.
     (2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Shares are as of December 31, 2006.

ITEM  13  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available. The officers and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

During the year ended December 31, 2006, the period December 16, 2005 through December 31, 2005, the period January 1, 2005 through December 15, 2005 and the year ended December 31, 2004, directors/shareholders made non-interest bearing advances to the Company totaling $0, $0, $59,396 and $33,100, respectively. During 2006, $35,199 of these advances were repaid and during the period December 16, 2005 through December 31, 2005, $8,200 of these advances was repaid through the issuance of common stock. At December 31, 2006 and 2005, outstanding advances from stockholders totaled $73,396 and $108,595, respectively.

On April 18, 2006, the Company issued 3,384,546 shares of common stock with a par value of $.001 to Shocker, a limited partnership in which ACL owned a 42.9% limited partnership interest at the time, and a related party, for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, a $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker. The note was unsecured with an interest rate of 8% per annum and was payable as Shocker might from time to time designate in writing. The Company received a cash payment of $36,146 in October 2006 and total accrued interest in the amount of $8,373 was also applied to reduce the stock subscription receivable. The balance of the stock subscription receivable of $361,627 was exchanged with Shocker for 2,260,177 shares of our common stock effective December 31, 2006.

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

On June 14, 2006, the Company repaid the $100,000 note issued to an officer as part of the Series A Convertible Preferred Stock redemption. The note was non-interest bearing until June 1, 2006, at which point interest commenced to accrue on the outstanding principal at a rate of 8% per annum. The officer waived the interest related to the note upon repayment, thus no interest expense was recorded during the nine months ended September 30, 2006.

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Consulting Corporation, a Kentucky corporation 100% owned by Bryce Knight.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $15,150 and $45,833 for the years ended December 31, 2006 and 2005, respectively, including billings received through February 15, 2007.

Audit-Related Fees: None
..
Tax Fees - None by current auditor.

All Other Fees - None.

                                     PART IV

ITEM 15:          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


     (a)  The following documents are filed as part of this report:

          1. Financial Statements - The following financial statements of Small Cap Strategies, Inc. are contained in Item 8 of this Form 10-K:

               o    Report of Independent Registered Public Accountant
               o    Statements of Net Assets at December 31, 2006 and 2005
               o Statements of Operations - For the fiscal years ended December 31, 2006, 2005 and 2004
               o Statements of Cash Flows - For the fiscal years ended December 31, 2006, 2005 and 2004
               o Statements of Changes in Net Assets - For the fiscal years ended December 31, 2006, 2005 and 2004
               o    Schedule of Investments - At December 31, 2006 and 2005
               o    Notes to the Financial Statements
               o Financial Highlights - For the fiscal years ended December 31, 2006, 2005 and 2004

          2. Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

          3. Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit               Description

14             Small Cap Strategies, Inc. Code of Ethics

31.1 Certificate of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

DATE:    April 6, 2007                    SMALL CAP STRATEGIES, INC.


                                          /s/ Bryce Knight
                                          Bryce Knight
                                          President, Chief Executive Officer and
                                          Chief Financial Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                                      SIGNATURE/TITLE

April 6, 2007                             /s/ Bryce Knight
                                          --------------------------
                                          Bryce Knight
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Director

April 6, 2007                             /s/ Paul Johnson
                                          --------------------------
                                          Paul Johnson
                                          Director

April 6, 2007                             /s/ Joel Holt
                                          --------------------------
                                          Joel Holt
                                          Director