Form 10-Q
period 2007-03-31
Small Cap Strategies Inc
filed 2007-05-15
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act
                                    of 1934


                        For Quarter Ended: March 31, 2007


                        Commission File Number: 814-00720


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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2007, was 7,740,110 shares.

                           SMALL CAP STRATEGIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.

Part I            Financial Information (unaudited)

      Item 1:     Condensed Financial Statements

                  Statements of Net Assets as of March 31,
                  2007 and December 31, 2006                                   3

                  Statements of Operations - For the
                  Three Months Ended March 31, 2007 and 2006                   4

                  Statements of Cash Flows - For the
                  Three Months Ended March 31, 2007 and 2006                   5

                  Statements of Changes in Net Assets -
                  For the Three Months Ended March 31, 2007 and 2006           6
                  Financial Highlights - For the Three Months
                  Ended March 31, 2007 and 2006                                7
                  Schedule of Investments as of March 31, 2007                 8
                  Schedule of Investments as of December 31, 2006              9
                  Notes to Condensed Financial Statements                     10
      Item 2:     Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                         20
      Item 3:     Quantitative and Qualitative Disclosure about
                  Market Risk                                                 29
      Item 4:     Controls and Procedures                                     29

Part II           Other Information

      Item 1:     Legal Proceedings                                           30
      Item 1A:    Risk Factors                                                30
      Item 2:     Unregistered Sales of Equity Securities
                  and Use of Proceeds                                         30
      Item 3:     Defaults Upon Senior Securities                             30
      Item 4:     Submission of Matters to a Vote of
                  Security Holders                                            30
      Item 5:     Other Information                                           30
      Item 6:     Exhibits                                                    30
      Signatures
      Exhibits


PART 1:    FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Net Assets
                      March 31, 2007 and December 31, 2006

                                                                                            2007             2006
                                                                                        (Unaudited)
                                                                                    ----------------    --------------


ASSETS
Investments in, net of advances from controlled portfolio companies
   (cost $315,729 at March 31, 2007 and December 31, 2006)                                $ 609,897         $ 504,564
                                                                                    ----------------    --------------
     Total investments                                                                      609,897           504,564
Cash and cash equivalents                                                                    10,190               326
Due from controlled portfolio company                                                        53,827                 -
                                                                                    ----------------    --------------
  TOTAL ASSETS                                                                              673,914           504,890
                                                                                    ----------------    --------------

LIABILITIES
  Accounts payable, trade                                                                    36,832            11,564
  Accrued expenses                                                                           13,015             4,415
  Federal income taxes payable                                                               43,827                 -
  Deferred income taxes payable                                                              31,052                 -
  Advances from stockholders                                                                 73,396            73,396
                                                                                    ----------------    --------------
  TOTAL LIABILITIES                                                                         198,122            89,375
                                                                                    ----------------    --------------
NET ASSETS (LIABILITIES)                                                                  $ 475,792         $ 415,515
                                                                                    ================    ==============

Commitments and contingencies

COMPOSITION OF NET ASSETS:
  Common stock, $.001 par value, authorized
     2,000,000,000 shares 7,740,110
     shares issued and outstanding at March 31, 2007 and
     December 31, 2006                                                                        7,740             7,740
  Additional paid in capital                                                              2,509,941         2,509,941
  Accumulated deficit:
    Accumulated net operating loss                                                       (2,295,205)       (2,286,001)
    Net realized gain (loss) on investments                                                  (5,000)           (5,000)
    Net unrealized appreciation (depreciation) of investments                               258,316           188,835
                                                                                    ----------------    --------------

NET ASSETS                                                                                $ 475,792         $ 415,515
                                                                                    ================    ==============

NET ASSET VALUE PER SHARE                                                                  $ 0.0615          $ 0.0537
                                                                                    ================    ==============


See accompanying notes to condensed financial statements.



                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                 2007            2006
                                                                             -----------    -------------

Dividends from wholly-owned portfolio company                                  $ 49,000              $ -
                                                                             -----------    -------------
                                                                                 49,000                -
Expenses:
  Officer and employee compensation                                              19,556           20,000
  Professional fees                                                              40,358           86,465
  Shareholder service costs                                                       1,958                -
  Interest expense - related party                                                    -            3,759
  Other general and administrative expense                                        1,132              730
                                                                             -----------    -------------
     Total expenses                                                              63,004          110,954
                                                                             -----------    -------------
Earnings (loss) before income taxes                                             (14,004)        (110,954)
Income tax benefit                                                               (4,800)         (37,724)
                                                                             -----------    -------------
Net earnings (loss) from operations                                              (9,204)         (73,230)
                                                                             -----------    -------------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income tax benefit
     of none                                                                          -                -
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax of $35,852 in 2007 and $264,575 in 2006                 69,481        1,391,739
                                                                             -----------    -------------
          Net realized and unrealized gains (losses)                             69,481        1,391,739
                                                                             -----------    -------------
Net increase (decrease) in net assets from operations                          $ 60,277      $ 1,318,509
                                                                             ===========    =============

Net increase (decrease) in net assets from operations
     per share, basic and diluted                                              $ 0.0078         $ 0.1993
                                                                             ===========    =============
Weighted average common shares outstanding,
     basic and diluted                                                        7,740,110        6,615,454
                                                                             ===========    =============


           See accompanying notes to condensed financial statements.


                               SMALL CAP STRATEGIES, INC.
                           Condensed Statements of Cash Flows
                       Three Months Ended March 31, 2007 and 2006
                                      (Unaudited)

                                                                                     2007             2006
                                                                                ------------   ---------------

Cash flows from operating activities:
Net increase (decrease) in net assets from operations                              $ 60,277       $ 1,318,509
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided (used) in operating
  activities:
     Change in net unrealized (appreciation) of investments                        (105,333)       (1,275,168)
     Deferred income taxes                                                           31,052                 -
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable                                      25,268            37,760
        Increase (decrease) in accrued expenses                                       8,600            11,330
        Increase (decrease) in taxes payable                                        (10,000)          226,851
                                                                                ------------   ---------------
          Net cash provided by (used in) operating activities                         9,864           319,282
                                                                                ------------   ---------------
Cash flows from investing activities:
                                                                                ------------   ---------------
          Net cash provided by (used in) investing activities                             -                 -
                                                                                ------------   ---------------
Cash flows from financing activities:
  Repayment of note payable - Officer                                                     -          (458,000)
  Repayment of stockholder advances                                                       -           (35,199)
  Redemption of Series A Convertible Preferred Stock                                      -          (400,000)
                                                                                ------------   ---------------
          Net cash provided by (used in) financing activities                             -          (893,199)
                                                                                ------------   ---------------
Net decrease in cash and cash equivalents                                             9,864          (573,917)
Cash and cash equivalents, beginning of period                                          326           607,245
                                                                                ------------   ---------------
Cash and cash equivalents, end of period                                           $ 10,190          $ 33,328
                                                                                ============   ===============


Supplemental Cash Flow Information:
   Interest paid                                                                   $      --       $      --
   Income taxes paid                                                                      --              --
Non-cash investing and financing activities:
   Note payable incurred in conjunction with convertible
        preferred stock redemption                                                        --          100,000



           See accompanying notes to condensed financial statements.



                           SMALL CAP STRATEGIES, INC.
                  Condensed Statements of Changes in Net Assets
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                 2007            2006
                                                                            ------------    --------------

Changes in net assets from operations:
  Net earnings (loss) from operations                                         $ (9,204)        $ (73,230)
  Net realized gain (loss) on sale of investments, net                               -                 -
  Change in net unrealized appreciation (depreciation) of
       investments, net                                                         69,481         1,391,739
                                                                           ------------    --------------
    Net increase (decrease) in net assets from operations                       60,277         1,318,509
                                                                           ------------    --------------

Capital stock transactions:
                                                                           ------------    --------------
    Net increase in net assets from stock transactions                               -                 -
                                                                           ------------    --------------
Net increase (decrease) in net assets                                           60,277         1,318,509
Net assets, beginning of period                                                415,515          (263,672)
                                                                           ------------    --------------
Net assets, end of period                                                    $ 475,792       $ 1,054,837
                                                                           ============    ==============








See accompanying notes to condensed financial statements.



                                  SMALL CAP STRATEGIES, INC.
                                     Financial Highlights
                          Three Months Ended March 31, 2007 and 2006
                                          (Unaudited)

                                                                                2007                    2006
                                                                          ------------             -----------

PER SHARE INFORMATION
 Net asset value, beginning of period                                        $ 0.0537               $ (0.0020)
 Net increase (decrease) from operations                                      (0.0012)                (0.0005)
 Net change in realized losses and unrealized appreciation
  (depreciation) of investments, net                                           0.0090                  0.0105
 Net increase from stock transactions                                               -                       -
                                                                         ------------             -----------

     Net asset value, end of period                                          $ 0.0615                $ 0.0080
                                                                         ============             ===========

Per share market value:
  Beginning of period                                                        $ 0.0800                $ 0.0075
  End of period                                                              $ 0.0200                $ 0.0061

Investment return, based on market price at end of period (1)                  -75.0%                  -18.7%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                                  $ 475,792             $ 1,054,837
 Average net assets                                                           423,589                 677,966
 Annualized ratio of expenses to average net assets                             59.5%                   65.5%
 Annualized ratio of net increase (decrease) in net assets from
     operations to average net assets                                           56.9%                  777.9%
 Shares outstanding at end of period                                        7,740,110               6,615,454
 Weighted average shares outstanding during period                          7,740,110               6,615,454

(1) Periods of less than one year are not annualized.




See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                                 March 31, 2007
                                   (Unaudited)
   Percent        Date of                                                      Historical        Fair         % Net
    Owned       Acquisition                                                      Cost            Value         Assets
                                                                             -------------  -------------  -------------

Common stock investments in, net of advances from controlled portfolio companies:

         100%     Dec-05      ACL Consulting Corporation; provides              $ 315,729      $ 609,897         128.2%
                              business consulting services to companies
                              desiring to go public;
         100%     Oct-01      The Sarasota Group, Inc.; inactive                        -              -           0.0%
                                                                             -------------  -------------  -------------
                              Total investments at March 31, 2007               $ 315,729        609,897         128.2%
                                                                             =============
                              Cash and other assets, less liabilities                           (134,105)        -28.2%
                                                                                            -------------  -------------
                              Net assets at March 31, 2007                                     $ 475,792         100.0%
                                                                                            =============  =============







            See accompanying notes to condensed financial statements


                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               December 31, 2006

     Percent           Date of                                                       Historical        Fair
      Owned         Acquisition                                                        Cost            Value
                                                                                  -------------   -------------

Investments in, net of advances from controlled portfolio companies:

              100%      Dec-05      ACL Consulting Corporation; provides             $ 315,729       $ 504,564
                                    business consulting services to companies
                                    desiring to go public; 121% of net assets
              100%      Oct-01      The Sarasota Group, Inc.; inactive                       -               -
                                                                                  -------------

                                    Total investments at December 31, 2006           $ 315,729         504,564
                                                                                  =============

                                    Cash and other assets, less liabilities                            (89,049)
                                                                                                  -------------
                                    Net assets at December 31, 2006                                  $ 415,515
                                                                                                  =============







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

Unaudited Condensed Interim Financial Statements Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the accounts of SCPS and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company
The operating results for the three months ended March 31, 2007 and 2006 reflect the Company's results as an investment/business development company under the Investment Company Act of 1940, as amended.

Prior to December 16, 2005, the financial statements included the accounts of the Company and those of its wholly owned subsidiary, The Sarasota Group, Inc. ("SGI"). All intercompany transactions, accounts, and balances were eliminated in the consolidation. SGI did not have any assets, liabilities, or business operations at the time the Company became an investment company, therefore, there was no cumulative effect recognition in the accompanying financial statements upon becoming an investment company.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
EPS - basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as options, warrants and convertible debt. Diluted EPS for the three months ended March 31, 2007 and 2006, includes -0- and -0- potentially dilutive equivalent shares, respectively.

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

Reclassifications
Certain reclassifications have been made to the 2006 balances to conform with the 2007 financial statement presentation.

NOTE 3: INVESTMENTS

Investments at March 31, 2007, and December 31, 2006, may be summarized as follows:

                                                   Cost             Fair Value

Balance, December 31, 2006                  $       315,729     $       504,564
Acquisitions                                              -                   -
Investment appreciation (depreciation)                    -             105,333
                                            ---------------     ---------------
     Net balance, March 31, 2007            $       315,729     $       609,897
                                            ===============     ===============

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

The Company's investment in ACL represents the principal investment of the Company's investment portfolio at March 31, 2007, and December 31, 2006. The Board of Directors has valued the Company's investment in ACL at the net book value of $609,897, which includes ACL's marketable equity securities valued at fair value.

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

Common Stock
The Company is now authorized to issue 2,000,000,000 shares of common stock with a par value of $.001 and each share having one voting right. There are 7,740,110 common shares outstanding at March 31, 2007 and December 31, 2006.

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

Stock appreciation rights
On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract ("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of the common stock of the Company using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to said two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. There were no SAR contracts outstanding at March 31, 2007.

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

At March 31, 2007 and December 31, 2006 outstanding advances from stockholders were $73,396.

On April 18, 2006, the Company issued 3,384,547 shares of common stock with a par value of $.001 to Shocker, a limited partnership in which ACL owned a 42.9% limited partnership interest at the time, and a related party, for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, a $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker. The note was unsecured with an interest rate of 8% per annum and was payable as Shocker might from time to time designate in writing. The Company received a cash payment of $36,146 in October 2006 and total accrued interest payable to Shocker in the amount of $8,373 was also applied to reduce the stock subscription receivable. The stock subscription receivable may be summarized as follows:

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

On December 16, 2005, in conjunction with the stock purchase of ACL Consulting Corporation, the Company issued a secured promissory note in the amount of $458,000 to an officer of the Company. Quarterly payments of $114,500 are due on the 1st day of the third month for a period of 360 days, beginning on January 1, 2006. Interest on the note is 6% per annum and payable in full on the maturity date. In accordance with the stock purchase agreement entered into on December 16, 2005, the seller shall have the right to rescind the purchase agreement and maintain 100% ownership of ACL Consulting Corporation in the event the Company fails to make any required payments pursuant to the terms of this secured promissory note. At December 31, 2005, accrued interest expense payable totaled $1,144. On January 25, 2006, a payment of $458,000 plus accrued interest of $2,931 was made to the officer to retire the note.

On December 16, 2005, in conjunction with the stock purchase of ACL Consulting Corporation, the Company indirectly acquired a majority interest in Interim Capital Corp (ICC), the general partner of Shocker, at the time. At December 31, 2005, ACL Consulting Corporation's interest consisted of a 72.35% share of Interim Capital Corporation. On December 31, 2005, a majority of the limited partners removed ICC as general partner and appointed FGT Consultants, Inc., a Texas corporation wholly owned by a former officer of the Company, as general partner.

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

During the year ended December 31, 2005, the Company issued 500,000 pre-split shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services at a price of $.08 per share, reducing the shares of common stock available for future awards under the stock plan to 400,000 shares at March 31, 2007.

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

Compensation in the amount of $12,056 was due from the profit sharing plan for the quarter ended March 31, 2007, and is included in accrued expenses.


NOTE 8: COMMITMENTS AND CONTINGENCIES

General
From time-to-time, some of the Company's portfolio companies may receive correspondence or other notices of alleged breach of license agreement or other contract. Some of these notifications provide a period of time in which to cure an alleged breach or default. The failure of the Company's portfolio companies to cure an alleged breach or default may have a material adverse impact on the Company's results of operations and financial position.


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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, when we acquired ACL in December 2005. Accordingly, the most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006 -

o During the three months ended March 31, 2007 and 2006, we received dividends of $49,000 and $0, respectively, from our wholly-owned portfolio company. The payment of dividends is contingent upon the availability of funds in ACL.

o During the three months ended March 31, 2007, our operating expenses were $63,004 as compared to $110,954 in the year earlier period.

     1. Officer and employee compensation amounted to $19,556 in 2007 as compared to $20,000 in the year earlier period. The 2007 amount included base compensation of $7,500 and an accrued bonus of $12,056 pursuant to the profit sharing plan adopted in May 2006. Base compensation in 2006 included two officers, while in 2007 there is only one officer.

     2. Professional fees amounted to $40,358 in 2007 as compared to $86,465 in 2006. The 2007 amount includes audit fees of $31,182 and tax and accounting fees of $9,176. The 2006 amount includes audit fees of $49,760 and tax and accounting fees of $36,705. The costs were substantially higher during the 2006 period as a result of the acquisition of ACL at the end of 2005 and the Company commencing reporting as a BDC at that time.

o During the three months ended March 31, 2007, we recorded net unrealized depreciation on our investment in ACL in the amount of $105,333 less deferred income taxes of $35,852. During the three months ended March 31, 2006, we recorded net unrealized appreciation on our investment in ACL in the amount of $1,656,314, less deferred income taxes of $264,575.


Liquidity and Capital Resources

o At March 31, 2007, we had total assets of $673,914 as compared to total assets of $504,890 at December 31, 2006.

o Liabilities have increased during 2007 from $89,375 at year-end 2006 to $198,122 as of March 31, 2007.

o As of March 31, 2007, we had net assets of $472,792 as compared to net assets of $415,515 at December 31, 2006.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $673,914 and from this, are subtracted liabilities and debts of $198,122. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $475,792. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (7,740,110). The NAV/S is $.0615.

Our Plan of Operation for the Next Twelve Months

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

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consultinFg professionals, who are well known by our management team, will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

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

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant manageriaFl assistance to our portfolio companies. This assistance will typically involve:

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

Current Portfolio Companies

On December 16, 2005, we entered into a stock purchase agreement to acquire all (100%) of the issued and outstanding shares of the capital stock of ACL, which was majority owned by an officer and director of the Company and which provided business consulting services to companies that desired to go public. ACL is not currently active in its business consulting services.

At March 31, 2007, the fair market value of the Company's investment in ACL was $609,897, as determined by our Board of Directors. ACL has investments in marketable securities of $773,540 and net assets of $609,897 at March 31, 2007


Off Balance Sheet Arrangements

o    None.

Contractual Obligations

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


ITEM 4: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, our board of directors and management, including the CEO, concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO has also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

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

Not Applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5: OTHER INFORMATION

Mr. Bryce Knight, CEO, assumed the duties of Chief Financial Officer on September 19, 2006, upon the resignation of the former CFO.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

 Exhibit 14         Code of Ethics

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

                                                     SMALL CAP STRATEGIES, INC.


 Date:    May 11, 2007                                By: /s/ Bryce Knight
                                                     ------------------
                                                     Bryce Knight
                                                     Chief Executive Officer and
                                                     Chief Financial Officer