Form 10-Q
period 2007-06-30
Small Cap Strategies Inc
filed 2007-08-14
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange Act
                                    of 1934


                        For Quarter Ended: June 30, 2007


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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of June 30, 2007, was 687,722 shares.

                           SMALL CAP STRATEGIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.

Part I              Financial Information (unaudited)

      Item 1:       Condensed Financial Statements

                    Statements  of Net Assets as of June 30,  2007 and
                      December 31, 2006                                        3

                    Statements  of  Operations - For the Three Months
                      Ended June 30, 2007 and 2006                             4

                    Statements of Operations - For the Six Months
                      Ended June 30, 2007 and 2006                             5

                    Statements of Cash Flows - For the Six Months
                      Ended June 30, 2007 and 2006                             6


                    Statements  of  Changes  in Net  Assets - For
                      the Six Months Ended June 30, 2007 and 2006              7

                    Financial  Highlights  - For the Six  Months
                      Ended June 30, 2007 and 2006                             8

                    Schedule of Investments as of June 30, 2007                9

                    Schedule of Investments as of December 31, 2006           10

                    Notes to Condensed Financial Statements                   11

      Item 2:       Managements  Discussion and Analysis of Financial
                      Condition and Results of Operations                     23

      Item 3:       Quantitative and Qualitative Disclosure about Market Risk 33

      Item 4:       Controls and Procedures                                   33

Part II             Other Information                                         34

      Item 1:       Legal Proceedings
      Item 1A:      Risk Factors
      Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds
      Item 3:       Defaults Upon Senior Securities
      Item 4:       Submission of Matters to a Vote of Security Holders
      Item 5:       Other Information
      Item 6:       Exhibits
      Signatures
      Exhibits


PART 1:    FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                        SMALL CAP STRATEGIES, INC.
                    Condensed Statements of Net Assets
                   June 30, 2007 and December 31, 2006

                                                                             2007                  2006
                                                                         -----------           -----------
                                                                         (Unaudited)

ASSETS
Investments in, net of advances from controlled portfolio companies
   (cost $315,729 at June 30, 2007 and December 31, 2006)                $   315,478           $   504,564
Non-affiliate investments in portfolio company (cost $501,750)               299,250                  --
                                                                         -----------           -----------
     Total investments                                                       614,728               504,564
Cash and cash equivalents                                                     36,308                   326
Due from controlled portfolio company                                         58,827                  --
                                                                         -----------           -----------
  TOTAL ASSETS                                                               709,863               504,890
                                                                         -----------           -----------

LIABILITIES
  Note payable                                                               535,200                  --
  Accounts payable, trade                                                     21,344                11,564
  Accrued expenses                                                             6,412                 4,415
  Federal income taxes payable                                                43,827                  --
  Advances from stockholders                                                  73,396                73,396
                                                                         -----------           -----------
  TOTAL LIABILITIES                                                          680,179                89,375
                                                                         -----------           -----------
NET ASSETS (LIABILITIES)                                                 $    29,684           $   415,515
                                                                         ===========           ===========

Commitments and contingencies (Note 8)

COMPOSITION OF NET ASSETS:
  Common stock, $.001 par value, authorized 100,000,000 shares
     687,722 shares issued and outstanding at June 30, 2007 and
     387,722 shares issued and outstanding at December 31, 2006                  688                   388
  Additional paid in capital                                               2,546,994             2,517,293
  Accumulated deficit:
    Accumulated net operating loss                                        (2,310,929)           (2,286,001)
    Net realized gain (loss) on investments                                   (4,318)               (5,000)
    Net unrealized appreciation (depreciation) of investments               (202,751)              188,835
                                                                         -----------           -----------
NET ASSETS                                                               $    29,684           $   415,515
                                                                         ===========           ===========
NET ASSET VALUE PER SHARE                                                $    0.0432           $    1.0717
                                                                         ===========           ===========



See accompanying notes to condensed financial statements.



                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                    Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                        2007         2006
                                                                     ---------    ---------

Revenues
Dividends from wholly-owned portfolio company                        $  12,646    $    --
Interest income                                                             63         --
                                                                     ---------    ---------
     Total revenues                                                     12,709         --
Expenses:
  Officer and employee compensation                                      7,500       32,944
  Professional fees                                                      9,653       18,377
  Shareholder service costs                                              1,060         --
  Interest expense                                                       5,396         --
  Interest expense - related party                                        --            373
  Other general and administrative expense                                  24        5,762
                                                                     ---------    ---------
     Total expenses                                                     23,633       57,456
                                                                     ---------    ---------
Earnings (loss) before income taxes                                    (10,924)     (57,456)
Income tax expense (benefit)                                             4,800      (19,535)
                                                                     ---------    ---------
Net earnings (loss) from operations                                    (15,724)     (37,921)
                                                                     ---------    ---------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income taxes
     of none in 2007 and $51,946 in 2006                                   682       81,157
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax of ($35,852) in 2007 and $264,575 in 2006    (461,067)        --
                                                                     ---------    ---------
          Net realized and unrealized gains (losses)                  (460,385)      81,157
                                                                     ---------    ---------
Net increase (decrease) in net assets from operations                $(476,109)   $  43,236
                                                                     =========    =========

Net increase (decrease) in net assets from operations
     per share, basic and diluted                                    $ (0.9316)   $  0.0923
                                                                     =========    =========
Weighted average common shares outstanding,
     basic and diluted                                                 511,055      468,386
                                                                     =========    =========


See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                     Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                         2007           2006
                                                                     -----------    -----------

Revenues
Dividends from wholly-owned portfolio company                        $    61,646    $      --
Interest income                                                               63           --
                                                                     -----------    -----------
     Total revenues                                                       61,709           --
Expenses:
  Officer and employee compensation                                       27,071         52,944
  Professional fees                                                       50,011        104,842
  Shareholder service costs                                                3,018          1,266
  Interest expense                                                         5,396           --
  Interest expense - related party                                          --            4,131
  Other general and administrative expense                                 1,140          5,226
                                                                     -----------    -----------
     Total expenses                                                       86,636        168,409
                                                                     -----------    -----------
Earnings (loss) before income taxes                                      (24,927)      (168,409)
Income tax expense (benefit)                                                --          (57,259)
                                                                     -----------    -----------
Net earnings (loss) from operations                                      (24,927)      (111,150)
                                                                     -----------    -----------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income taxes
     of none in 2007 and $316,522 in 2006                                    682      1,472,895
  Change in unrealized appreciation (depreciation) of investments,
     net of income tax of none in 2007 and 2006                         (391,586)          --
                                                                     -----------    -----------
          Net realized and unrealized gains (losses)                    (390,904)     1,472,895
                                                                     -----------    -----------
Net increase (decrease) in net assets from operations                $  (415,831)   $ 1,361,745
                                                                     ===========    ===========

Net increase (decrease) in net assets from operations
     per share, basic and diluted                                    $   (0.9260)   $    3.4047
                                                                     ===========    ===========
Weighted average common shares outstanding,
     basic and diluted                                                   449,048        399,960
                                                                     ===========    ===========


See accompanying notes to condensed financial statements.



                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                     2007           2006
                                                                 -----------    -----------

Cash flows from operating activities:
Net increase (decrease) in net assets from operations            $  (415,831)   $ 1,361,745
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating
  activities:
     Change in net unrealized (appreciation) of investments          391,586           --
     Changes in operating assets and liabilities:
        (Increase) decrease in investments                        (1,282,271)
        Increase (decrease) in accounts payable                        9,780          1,784
        Increase (decrease) in accrued expenses                        1,997         13,592
        Increase (decrease) in taxes payable                          43,827        259,263
                                                                 -----------    -----------
          Net cash provided by operating activities                   31,359        354,113
                                                                 -----------    -----------
Cash flows from investing activities:
     Proceeds from sale of investments                                33,450           --
     Investment in non-affiliated portfolio company                  (58,827)          --
                                                                 -----------    -----------
          Net cash used in investing activities                      (25,377)          --
                                                                 -----------    -----------
Cash flows from financing activities:
  Repayment of note payable - Officer                                   --         (558,000)
  Repayment of stockholder advances                                     --          (35,199)
  Proceeds from issuance of common stock                              30,000         35,381
  Dividends paid                                                        --           (1,315)
  Redemption of Series A Convertible Preferred Stock                    --         (400,000)
                                                                 -----------    -----------
          Net cash provided by (used in) financing activities         30,000       (959,133)
                                                                 -----------    -----------
Net decrease in cash and cash equivalents                             35,982       (605,020)
Cash and cash equivalents, beginning of period                           326        607,245
                                                                 -----------    -----------
Cash and cash equivalents, end of period                         $    36,308    $     2,225
                                                                 ===========    ===========

Supplemental Cash Flow Information:
     Interest paid                                               $      --      $      --
     Income taxes paid                                                  --             --
  Non-cash investing and financing activities:
     Note payable incurred in conjunction with convertible
          preferred stock redemption                             $      --      $   100,000
     Note payable exchanged for portfolio company investment         535,200           --



See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                  Condensed Statements of Changes in Net Assets
                     Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                2007           2006
                                                            -----------    -----------

Changes in net assets from operations:
  Net earnings (loss) from operations                       $   (24,927)   $  (111,150)
  Net realized gain (loss) on sale of investments, net              682      1,472,895
  Change in net unrealized appreciation (depreciation) of
       investments, net                                        (391,586)          --
                                                            -----------    -----------
    Net increase (decrease) in net assets from operations      (415,831)     1,361,745
                                                            -----------    -----------

Capital stock transactions:
  Common stock issued:
     For cash                                                    30,000         35,381
     For note payable                                              --          100,000
                                                            -----------    -----------
    Net increase in net assets from stock transactions           30,000        135,381
                                                            -----------    -----------
Net increase (decrease) in net assets                          (385,831)     1,497,126
Net assets, beginning of period                                 415,515       (263,672)
                                                            -----------    -----------
Net assets, end of period                                   $    29,684    $ 1,233,454
                                                            ===========    ===========






See accompanying notes to condensed financial statements.



                           SMALL CAP STRATEGIES, INC.
                              Financial Highlights
                     Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                              2007              2006
                                                                           ---------         ---------

PER SHARE INFORMATION
 Net asset value, beginning of period                                      $ 1.0717         $ (0.7971)
 Net increase (decrease) from operations                                    (0.0555)          (0.2779)
 Net change in realized losses and unrealized appreciation
  (depreciation) of investments, net                                        (0.8705)           4.4529
 Net increase from stock transactions                                       (0.1025)          (0.9110)

     Net asset value, end of period                                        $ 0.0432          $ 2.4669
                                                                           =========         =========

Per share market value:
  Beginning of period                                                      $ 1.5800          $ 3.0000
  End of period                                                            $ 0.2500          $ 2.6000

Investment return, based on market price at end of period (1)                -84.2%            -13.3%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                                 $ 29,684       $ 1,233,454
 Average net assets                                                         385,415         1,042,713
 Annualized ratio of expenses to average net assets                           45.0%             32.3%
 Annualized ratio of net increase (decrease) in net assets from
     operations to average net assets                                       -107.9%              2.0%
 Shares outstanding at end of period                                        687,722           500,000
 Weighted average shares outstanding during period                          449,048           399,960



(1) Periods of less than one year are not annualized.




See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                                 June 30, 2007
                                   (Unaudited)
  Shares/
  Percent     Date of                                                           Historical    Fair          % Net
   Owned      Acquisition                                                         Cost        Value         Assets
                                                                                ---------   ---------    ----------

Common stock investments in, net of advances from controlled portfolio companies:

       100%   Dec-05    ACL Consulting Corporation; provides                    $ 315,729   $ 315,478          1063%
                        business consulting services to companies
                        desiring to go public;
       100%   Oct-01    The Sarasota Group, Inc.; inactive                           --          --               0%
                                                                                ---------   ---------    ----------
                        Total controlled portfolio companies                    $ 315,729     315,478          1063%

Non-affilate investments in portfolio company:

    225,000   May-07    HealthSport, Inc. (HSPO.OB) is a fully integrated
                        developer, manufacturer and marketer of unique and
                        proprietary branded and private label edible film
                        strip nutritional supplements and over-the-counter
                        drugs                                                     501,750     299,250          1008%
                                                                                ---------   ---------    ----------
            Total investments at June 30, 2007                                  $ 817,479     614,728          2071%
                                                                                =========   =========    ==========
            Cash and other assets, less liabilities                                          (585,044)        -1971%
                                                                                            ---------    ----------
                        Net assets at June 30, 2007                                         $  29,684           100%
                                                                                            =========    ==========






See accompanying notes to condensed financial statements



                          SMALL CAP STRATEGIES, INC.
                            Schedule of Investments
December 31, 2006

   Percent       Date of                                                           Historical   Fair
    Owned                                 Acquisition                                Cost       Value
                                                                                  ---------   ---------

Investments in, net of advances from controlled portfolio companies:

          100%   Dec-05    ACL Consulting Corporation; provides                   $ 315,729   $ 504,564
                           business consulting services to companies
                           desiring to go public; currently manages investments;
                           121% of net assets
          100%   Oct-01    The Sarasota Group, Inc.; inactive                          --          --
                                                                                  ---------
                           Total investments at December 31, 2006                 $ 315,729     504,564
                                                                                  =========
                           Cash and other assets, less liabilities                              (89,049)
                                                                                              ---------
                           Net assets at December 31, 2006                                    $ 415,515
                                                                                              =========









See accompanying notes to financial statements.

                           SMALL CAP STRATEGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations

                     MERGER WITH SMALL CAP STRATEGIES, INC.

Effective September 30, 2006, Photonics Corporation ("Photonics"), a California corporation, merged into Small Cap Strategies, Inc. ("SCPS", the "Company"), a Nevada corporation, with SCPS being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCPS. Photonics also had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the date filed with the Nevada Secretary of State, May 21, 2007. Accordingly, all share transactions and disclosures have been restated as if the reverse stock splits occurred before all periods presented. The Company currently trades on the OTCBB under the symbol SMCA.OB.

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


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company
The operating results for the six months ended June 30, 2007 and 2006 reflect the Company's results as an investment/business development company under the Investment Company Act of 1940, as amended.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
EPS - basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as options, warrants and convertible debt. Diluted EPS for the three months ended June 30, 2007 and 2006 includes no potentially dilutive equivalent shares. Accordingly, basic and diluted EPS are the same for all periods presented.

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

NOTE 3: INVESTMENTS

Investments at June 30, 2007, and December 31, 2006, may be summarized as follows:

                                             Cost      Fair Value

Balance, December 31, 2006               $ 315,729    $ 504,564
Acquisitions                               535,200      535,200
Sales                                      (33,450)     (33,450)
Investment appreciation (depreciation)        --       (391,586)
                                         ---------    ---------
     Net balance, June 30, 2007          $ 817,479    $ 614,728
                                         =========    =========

VALUATION OF INVESTMENTS
As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a) (41) and Rule 2a-4 under the Investment Company Act of 1940 (the "1940 Act"), it is incumbent upon the Board of Directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the Board of Directors may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the Board of Directors' direction. The Board of Directors must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The Directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not Directors, the findings of such individuals must be carefully reviewed by the Directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value in good faith" can be established, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the Board of Directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale. Methods that use this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors that the Board of Directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies and other relevant matters.

The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, both because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

     o Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange.
     o    Total revenues for the preceding twelve months.
o        Earnings before interest, taxeHs and depreciation.
     o    Estimate of likely sale price of investment.
     o    Net assets of investment.
     o    Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

     - Where no or limited revenues or earnings are present, then the value shall be the greater of the investments: a) net assets, b) estimated sales price, or c) total amount of actual investment.
     - Where revenues and/or earnings are present, then the value shall be the greater of one-times (1x) revenues or three-times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
     - Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment's ability to continue as a going concern.

Utilizing the foregoing method, the Board of Directors of the Company has valued its investments as follows:

Controlled portfolio companies:
-------------------------------
ACL Consulting Corporation formerly provided business consulting services to companies desiring to go public and currently manages investments earned or acquired in this activity. The Board of Directors has valued the Company's investment in ACL at its net book value of $315,478 at June 30, 2007, which includes ACL's marketable equity securities valued at fair value.

The Sarasota Group, Inc. is inactive and has no value.

Unaffiliated portfolio companies:
---------------------------------
HealthSport, Inc. is a fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs. The Board of Directors has valued the Company's investment at the closing price at the end of June 2007, less a 10% discount to allow for selling costs. The 225,000 shares were valued at $299,250.

NOTE 4: PROMISSORY NOTE PAYABLE

On May 15, 2007, the Company issued its 8% promissory note payable in the amount of $535,200 in exchange for 240,000 shares of HealthSport, Inc. The note is due on or before May 15, 2008, together with interest compounded monthly at 8% per annum. The note is collateralized by the HealthSport shares, together with proceeds therefrom.


NOTE 5: COMPOSITION OF NET ASSETS (STOCKHOLDERS' EQUITY)

Merger
Effective September 30, 2006, Photonics Corporation, a California corporation, merged into Small Cap Strategies, Inc., a Nevada corporation, with SCPS being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCPS. Photonics also had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the date filed with the Nevada Secretary of State, May 21, 2007. All share transactions and disclosures have been restated as if the reverse stock splits occurred before all periods presented.

Common Stock
The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 with each share having one voting right. There are 687,722 and 387,722 common shares outstanding at June 30, 2007 and December 31, 2006, respectively.

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

Purchase of the Company's common stock
At December 31, 2006, the Company had a stock subscription receivable from Shocker Index 100 LP with a balance of $361,627. The Company had substantial doubt about the ability of Shocker to make payment on the obligation in a reasonable period of time. Accordingly, on March 20, 2007, the Board of Directors of the Company agreed to exchange the Company's note receivable from Shocker, for the return of 113,009 shares of its common stock. The transaction was recorded effective December 31, 2006.

Stock appreciation rights
On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract ("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of the common stock of the Company using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to said two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. There were no SAR contracts outstanding at June 30, 2007.

NOTE 6: RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available. The officers and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

At June 30, 2007 and December 31, 2006 outstanding advances from stockholders were $73,396.

On May 24, 2007, Knight Capital Corporation, wholly owned by the Company's Chief Executive Officer, acquired 300,000 restricted shares for $30,000.

On April 18, 2006, the Company issued 169,228 shares of common stock with a par value of $.001 to Shocker, a limited partnership in which ACL owned a 42.9% limited partnership interest at the time, and a related party, for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, a $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker. The note was unsecured with an interest rate of 8% per annum and was payable as Shocker might from time to time designate in writing. The Company received a cash payment of $36,146 in October 2006 and total accrued interest payable to Shocker in the amount of $8,373 was also applied to reduce the stock subscription receivable. The stock subscription receivable may be summarized as follows:

Original amount                                  $ 406,146
Cash payment received                              (36,146)
Accrued interest owed Shocker which was offset      (8,373)
                                                 ---------

Stock subscription receivable                    $ 361,627
                                                 =========

Effective December 31, 2006, the Company exchanged with Shocker, its note receivable with a balance of $361,627 for 113,009 shares of its common stock.

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

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Consulting Corporation, a Kentucky corporation 100% owned by Bryce Knight. Accounts payable at June 30, 2007, includes $5,000 owed to Mr. Knight.


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

In connection with the Company's acquisition of SGI in 2001, the Company renegotiated the stock options previously granted to former members of management. These options for 21,698 common stock shares were considered a new grant pursuant to SFAS No. 123(R). These options are fully vested, do not expire and are exercisable at $4.00 per share, the adjusted closing bid price of the Company's common stock on the date of grant. Accordingly, no compensation was charged to income using the intrinsic value method of accounting. These options were granted under the 1997 Stock Option Plan.

On February 24, 2004, the Company established the 2004 Stock Plan (the Plan). The plan registers, via an S8 registration statement, up to 2,250 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be such key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The
Committee's designation of a participant in any year shall not require the Committee to designate such person to receive awards in any other year. The designation of a participant to receive an award under one portion of the Plan does not require the Committee to include such participant under other portions of the Plan. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards.

During the year ended December 31, 2005, the Company issued 1,250 pre-split shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services at a price of $32.00 per share, reducing the shares of common stock available for future awards under the stock plan to 1,000 shares at June 30, 2007.

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

Compensation in the amount of $12,056 was due from the profit sharing plan for the quarter ended March 31, 2007, of which $12,000 has been paid at June 30, 2007.


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

Leases
The Company currently maintains its corporate office, comprising 750 square feet at 520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577 on a month-to-month basis. Our chief executive officer is providing the space, which has a nominal value, at no cost.

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

Results of Operations
---------------------

Comparison of the three months ended June 30, 2007 and 2006 -
-------------------------------------------------------------

     o During the three months ended June 30, 2007 and 2006, we received dividends of $12,646 and $0, respectively, from our wholly-owned portfolio company. The payment of dividends is contingent upon the availability of funds in ACL.

     o During the three months ended June 30, 2007, our operating expenses were $23,633 as compared to $57,456 in the year earlier period.

          1. Officer and employee compensation amounted to $7,500 in 2007 as compared to $32,944 in the year earlier period. Officer and employee compensation in 2006 included two officers, while in 2007 there was only one officer.
          2. Professional fees amounted to $9,653 in 2007 as compared to $18,377 in 2006. The 2007 amount includes audit fees of $6,715 and tax and accounting fees of $2,938. The 2006 amount includes audit fees of $7,050 and tax and accounting fees of $11,327. The costs were substantially higher during the 2006 period as a result of the acquisition of ACL at the end of 2005 and the Company commencing reporting as a BDC at that time.
          3. Interest expense amounted to $5,396 in 2007 and $373 in 2006. The increase is due to the promissory note payable issued in May 2007 to acquire a portfolio company investment.

     o During the three months ended June 30, 2007, we recorded net unrealized depreciation on our investment in ACL in the amount of $461,067 less deferred income tax benefit of $35,852. During the three months ended June 30, 2006, we recorded no unrealized appreciation or depreciation on our investment portfolio company.

     o    During the three  months  ended June 30,  2007 and 2006,  we  realized
          gains  of  $682  and  $81,157   (net  of  income  taxes  of  $51,946),
          respectively.

Comparison of the six months ended June 30, 2007 and 2006 -
-----------------------------------------------------------

     o During the six months ended June 30, 2007 and 2006, we received dividends of $61,646 and $0, respectively, from our wholly-owned portfolio company. The payment of dividends is contingent upon the availability of funds in ACL.

     o During the six months ended June 30, 2007, our operating expenses were $86,637 as compared to $168,409 in the year earlier period.

          1. Officer and employee compensation amounted to $27,071 in 2007 as compared to $52,944 in the year earlier period. Officer and employee compensation in 2006 included two officers, while in 2007 there was only one officer.

          2. Professional fees amounted to $50,011 in 2007 as compared to $104,842 in 2006. The 2006 amount includes higher audit fees of $18,913 and higher tax and accounting fees of $35,918. The costs were substantially higher during the 2006 period as a result of the acquisition of ACL at the end of 2005 and the Company commencing reporting as a BDC at that time.

          3. Interest expense amounted to $5,396 in 2007 and $373 in 2006. The increase is due to the promissory note payable issued in May 2007 to acquire a portfolio company investment.

     o During the six months ended June 30, 2007 and 2006, realized gains were $682 and $1,472,895 (net of income taxes of $316,522), respectively. We had unrealized losses of $391,586 in 2007 and none in 2006. The realized gain in 2006 was mostly from gains recognized by ACL's investment in Shocker Index 100 LP prior to its sale. The unrealized loss in 2007 is primarily related to a decline in the value of HealthSport, Inc. ACL owns 358,500 shares and we own 225,000 shares directly at June 30, 2007. Accordingly, $263,445 of the unrealized loss relates directly to HealthSport and the remainder is primarily due to the other losses incurred by ACL.

Liquidity and Capital Resources
-------------------------------

     o At June 30, 2007, we had total assets of $709,863 as compared to total assets of $504,890 at December 31, 2006.

     o Liabilities have increased during 2007 from $89,375 at year-end 2006 to $680,179 as of June 30, 2007.

     o As of June 30, 2007, we had net assets of $29,684 as compared to net assets of $415,515 at December 31, 2006.

Net Asset Value
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $709,863 and from this, are subtracted liabilities and debts of $680,179. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $29,684. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (687,722). The NAV/S is $.0432.

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

Current Portfolio Companies

On December 16, 2005, we entered into a stock purchase agreement to acquire all (100%) of the issued and outstanding shares of the capital stock of ACL, which was majority owned by an officer and director of the Company and which provided business consulting services to companies that desired to go public. ACL is not currently active in its business consulting services. At June 30, 2007, the fair market value of our investment in ACL was $315,478, as determined by our Board of Directors. ACL has investments in marketable securities of $476,805 and net assets of $315,478 at June 30, 2007.

We acquired 240,000 shares of HealthSport, Inc. in May 2007 in exchange for our 8% promissory note payable in the amount of $535,200. We sold 15,000 shares and realized a gain of $682 during the three months ended June 30, 2007. We recognized an unrealized loss of $202,500 on this investment at June 30, 2007.


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


ITEM 4: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, our board of directors and management, including the CEO, concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO has also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

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

Not Applicable.

ITEM 1A: RISK FACTORS

Not Applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007: the Company sold 300,000 restricted shares of its common stock to its Chief Executive Officer for $30,000 cash.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

                                                     SMALL CAP STRATEGIES, INC.


    Date: August 13, 2007                       By:  /s/ Bryce Knight
                                                     ------------------
                                                     Bryce Knight
                                                     Chief Executive Officer and
                                                     Chief Financial Officer