Form 10-Q
period 2007-09-30
Small Cap Strategies Inc
filed 2007-11-19
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2007


                        Commission File Number: 814-00720


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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of September 30, 2007, was 687,722 shares.

                           SMALL CAP STRATEGIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.

Part I            Financial Information (unaudited)

      Item 1:     Condensed Financial Statements

                  Statements of Net Assets as of September 30, 2007 and
                  December 31, 2006                                            3
                  Statements of Operations - For the Three Months
                  Ended September 30, 2007 and 2006                            4
                  Statements of Operations - For the Nine Months
                  Ended September 30, 2007 and 2006                            5
                  Statements of Cash Flows - For the Nine Months
                  Ended September 30, 2007 and 2006                            6
                  Statements of Changes in Net Assets - For
                  the Nine Months Ended September 30, 2007 and 2006            7
                  Financial Highlights - For the Nine Months Ended
                  September 30, 2007 and 2006                                  8
                  Schedule of Investments as of September 30, 2007             9
                  Schedule of Investments as of December 31, 2006             10
                  Notes to Condensed Financial Statements                     11
      Item 2:     Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                         23
      Item 3:     Quantitative and Qualitative Disclosure about Market Risk   33
      Item 4:     Controls and Procedures                                     33

Part II           Other Information                                           34

      Item 1:     Legal Proceedings
      Item 1A:    Risk Factors
      Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
      Item 3:     Defaults Upon Senior Securities
      Item 4:     Submission of Matters to a Vote of Security Holders
      Item 5:     Other Information
      Item 6:     Exhibits
      Signatures
      Exhibits


                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Net Assets
                    September 30, 2007 and December 31, 2006

                                                                                2007           2006
                                                                            -----------    -----------
                                                                            (Unaudited)
ASSETS
Investments in, net of advances from controlled portfolio companies
   (cost $315,729 at December 31, 2006)                                     $      --      $   504,564
Non-affiliate investments in portfolio companies
  (cost $480,993 at September 30, 2007 and $0 at December 31, 2006)             322,380           --
                                                                            -----------    -----------
     Total investments                                                          322,380        504,564
Cash and cash equivalents                                                        70,095            326
                                                                            -----------    -----------
  TOTAL ASSETS                                                                  392,475        504,890
                                                                            -----------    -----------

LIABILITIES
  Accounts payable, trade                                                          --           11,564
  Accrued expenses                                                               81,952          4,415
  Federal income taxes payable                                                   49,739           --
  Advances from stockholders                                                       --           73,396
                                                                            -----------    -----------
  TOTAL LIABILITIES                                                             131,691         89,375
                                                                            -----------    -----------
NET ASSETS                                                                  $   260,784    $   415,515
                                                                            ===========    ===========

Commitments and contingencies (Note 8)

COMPOSITION OF NET ASSETS:
  Common stock, $.001 par value, authorized 100,000,000 shares
     687,722 shares issued and outstanding at September 30, 2007 and
     387,722 shares issued and outstanding at December 31, 2006                     688            388
  Additional paid in capital                                                  2,620,390      2,517,293
  Accumulated deficit:
    Accumulated net operating loss                                           (2,228,404)    (2,286,001)
    Net realized gain (loss) on investments                                      26,723         (5,000)
    Net unrealized appreciation (depreciation) of investments                  (158,613)       188,835
                                                                            -----------    -----------
NET ASSETS                                                                  $   260,784    $   415,515
                                                                            ===========    ===========
NET ASSET VALUE PER SHARE                                                   $    0.3792    $    1.0717
                                                                            ===========    ===========


           See accompanying notes to condensed financial statements.



                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                 Three Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                       2007         2006
                                                                     ---------    ---------

Revenues
Dividends from wholly-owned portfolio company                        $ 123,510    $    --
Interest income                                                            259         --
                                                                     ---------    ---------
     Total revenues                                                    123,769         --
Expenses:
  Officer and employee compensation                                     39,041       25,000
  Professional fees                                                     10,455       20,474
  Shareholder service costs                                              1,927        3,516
  Interest expense                                                      (3,573)        --
  Miscellaneous income                                                 (11,564)        --
  Other general and administrative expense                               4,958        1,764
                                                                     ---------    ---------
     Total expenses                                                     41,244       50,754
                                                                     ---------    ---------
Earnings (loss) before income taxes                                     82,525      (50,754)
Income tax expense (benefit)                                              --        (17,256)
                                                                     ---------    ---------
Net earnings (loss) from operations                                     82,525      (33,498)
                                                                     ---------    ---------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income taxes
     of none in 2007 and $51,946 in 2006                                31,040         --
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax of none in 2007 and ($242,007) in 2006         44,138     (784,896)
                                                                     ---------    ---------
          Net realized and unrealized gains (losses)                    75,178     (784,896)
                                                                     ---------    ---------
Net increase (decrease) in net assets from operations                $ 157,703    $(818,394)
                                                                     =========    =========

Net increase (decrease) in net assets from operations
     per share, basic and diluted                                    $  0.2293    $ (1.6368)
                                                                     =========    =========
Weighted average common shares outstanding,
     basic and diluted                                                 687,722      500,000
                                                                     =========    =========



           See accompanying notes to condensed financial statements.



                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                  Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                       2007         2006
                                                                     ---------    ---------

Revenues
Dividends from wholly-owned portfolio company                        $ 185,157    $    --
Interest income                                                            321         --
                                                                     ---------    ---------
     Total revenues                                                    185,478         --
Expenses:
  Officer and employee compensation                                     66,097       75,000
  Professional fees                                                     60,466      125,316
  Shareholder service costs                                              4,945        4,782
  Interest expense                                                       1,823         --
  Interest expense - related party                                        --          4,131
  Miscellaneous income                                                 (11,564)        --
  Other general and administrative expense                               6,114        9,934
                                                                     ---------    ---------
     Total expenses                                                    127,881      219,163
                                                                     ---------    ---------
Earnings (loss) before income taxes                                     57,597     (219,163)
Income tax expense (benefit)                                              --        (74,515)
                                                                     ---------    ---------
Net earnings (loss) from operations                                     57,597     (144,648)
                                                                     ---------    ---------

Net realized and unrealized gains (losses):
  Net realized gain on investments, net of income taxes
     of none in 2007 and 2006                                           31,723         --
  Change in unrealized appreciation (depreciation) of investments,
     net of income tax of none in 2007 and $74,515 in 2006            (347,448)     687,999
                                                                     ---------    ---------
          Net realized and unrealized gains (losses)                  (315,725)     687,999
                                                                     ---------    ---------
Net increase (decrease) in net assets from operations                $(258,128)   $ 543,351
                                                                     =========    =========

Net increase (decrease) in net assets from operations
     per share, basic and diluted                                    $ (0.4875)   $  1.2547
                                                                     =========    =========
Weighted average common shares outstanding,
     basic and diluted                                                 529,480      433,053
                                                                     =========    =========



           See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                     2007         2006
                                                                  ---------    ---------

Cash flows from operating activities:
Net increase (decrease) in net assets from operations             $(258,128)   $ 543,351
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating
  activities:
     Change in net unrealized depreciation (appreciation)
        of investments                                              347,448     (687,999)
     Investment received as dividend                               (123,510)        --
     Gain on sale of investments                                    (31,723)
     Deferred income taxes                                             --        (74,515)
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable                     (11,564)         403
        Increase (decrease) in accrued expenses                      28,373       14,635
        Increase (decrease) in taxes payable                           --           --
                                                                  ---------    ---------
          Net cash used by operating activities                     (49,104)    (204,125)
                                                                  ---------    ---------
Cash flows from investing activities:
     Proceeds from sale of investments                               88,873         --
     Loans received from controlled portfolio investment               --        562,146
     Investment in non-affiliated portfolio company                    --         (5,000)
                                                                  ---------    ---------
          Net cash provided by investing activities                  88,873      557,146
                                                                  ---------    ---------
Cash flows from financing activities:
  Repayment of note payable - Officer                                  --       (558,000)
  Repayment of stockholder advances                                    --        (35,199)
  Proceeds from issuance of common stock                             30,000       35,381
  Dividends paid                                                       --         (1,315)
  Redemption of Series A Convertible Preferred Stock                   --       (400,000)
                                                                  ---------    ---------
          Net cash provided by (used in) financing activities        30,000     (959,133)
                                                                  ---------    ---------
Net increase (decrease) in cash and cash equivalents                 69,769     (606,112)
Cash and cash equivalents, beginning of period                          326      607,245
                                                                  ---------    ---------
Cash and cash equivalents, end of period                          $  70,095    $   1,133
                                                                  =========    =========

Supplemental Cash Flow Information:
     Interest paid                                                $    --      $    --
     Income taxes paid                                                 --           --
  Non-cash investing and financing activities:
     Note payable incurred in conjunction with convertible
          preferred stock redemption                              $    --      $ 100,000
     Note payable exchanged for portfolio company investment        535,200         --
     Common stock issued as settlement of note payable                 --        100,000
     Common stock issued in exchange for stock subscription rec        --        406,146
     Recission of note payable exchanged for investment             535,200         --
     Cancellation of debt due shareholders                           73,396         --



           See accompanying notes to condensed financial statements.




                           SMALL CAP STRATEGIES, INC.
                  Condensed Statements of Changes in Net Assets
                  Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                2007         2006
                                                              ---------    ---------

Changes in net assets from operations:
  Net earnings (loss) from operations                         $  57,597    $(144,648)
  Net realized gain (loss) on sale of investments, net           31,723         --
  Change in net unrealized appreciation (depreciation) of
       investments, net                                        (347,448)     687,999
                                                              ---------    ---------
    Net increase (decrease) in net assets from operations      (258,128)     543,351
                                                              ---------    ---------

Capital stock transactions:
  Common stock issued:
     For cash                                                    30,000       35,381
     For note payable                                              --        100,000
  Cancellation of debt due stockholders                          73,397         --
                                                              ---------    ---------
         Net increase in net assets from stock transactions     103,397      135,381
                                                              ---------    ---------
Net increase (decrease) in net assets                          (154,731)     678,732
Net assets (liabilities), beginning of period                   415,515     (263,672)
                                                              ---------    ---------
Net assets, end of period                                     $ 260,784    $ 415,060
                                                              =========    =========







           See accompanying notes to condensed financial statements.

                           SMALL CAP STRATEGIES, INC.
                              Financial Highlights
                  Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                  2007              2006
                                                                                ---------        ---------

PER SHARE INFORMATION
 Net asset value, beginning of period                                           $ 1.0717         $ (0.7971)
 Net increase (decrease) from operations                                          0.1088           (0.3340)
 Net change in realized gains (losses) and unrealized appreciation
  (depreciation) of investments, net                                             (0.5963)           1.5887
 Net increase from stock transactions                                            (0.2050)           0.3725
                                                                                ---------        ---------
     Net asset value, end of period                                             $ 0.3792          $ 0.8301
                                                                                =========        =========

Per share market value:
  Beginning of period                                                           $ 1.5800          $ 0.0075
  End of period                                                                 $ 0.2500          $ 0.0045

Investment return, based on market price at end of period (1)                     -84.2%            -40.0%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                                     $ 260,784         $ 415,060
 Average net assets                                                              295,444           944,330
 Annualized ratio of expenses to average net assets                                57.7%             30.9%
 Annualized ratio of net increase (decrease) in net assets from
     operations to average net assets                                            -116.5%             76.7%
 Shares outstanding at end of period                                             687,722           500,000
 Weighted average shares outstanding during period                               529,480           433,053




(1) Periods of less than one year are not annualized.


           See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               September 30, 2007
                                   (Unaudited)
  Shares/
  Percent     Date of                                                           Historical     Fair          % Net
   Owned                               Acquisition                                 Cost       Value         Assets

Common stock investments in, net of advances from controlled portfolio companies:

       100%   Dec-05    ACL Consulting Corporation; provides                     $    --     $    --            0%
                        business consulting services to companies
                        desiring to go public;
       100%   Oct-01    The Sarasota Group, Inc.; inactive                            --          --            0%
                                                                                ----------  -----------  ---------
                        Total controlled portfolio companies                     $    --     $    --            0%

Non-affilate investments in portfolio company:

    298,500   May-07    HealthSport, Inc. (HSPO.OB) is a fully integrated
              Sep-07    developer, manufacturer and marketer of unique and
                        proprietary branded and private label edible film
                        strip nutritional supplements and over-the-counter
                        drugs                                                      480,600      322,380       124%
              Sep-07    Miscellaneous                                                  393         --           0%
                                                                                ----------  -----------  ---------
            Total investments at September 30, 2007                              $ 480,993      322,380       124%
                                                                                ==========
            Cash and other assets, less liabilities                                             (61,596)      -24%
                                                                                             ----------- ---------
                        Net assets at September 30, 2007                                      $ 260,784       100%
                                                                                             =========== =========





            See accompanying notes to condensed financial statements



                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               December 31, 2006

   Percent       Date of                                                           Historical            Fair
    Owned                                 Acquisition                                Cost                Value

Investments in, net of advances from controlled portfolio companies:

          100%   Dec-05    ACL Consulting Corporation; provides                   $ 315,729          $ 504,564
                           business consulting services to companies
                           desiring to go public; currently manages investments;
                           121% of net assets
          100%   Oct-01    The Sarasota Group, Inc.; inactive                          --                 --
                                                                                 -----------
                           Total investments at December 31, 2006                 $ 315,729            504,564
                                                                                 ===========
                           Cash and other assets, less liabilities                                     (89,049)
                                                                                                   ------------
                           Net assets at December 31, 2006                                           $ 415,515
                                                                                                   ============










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


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company

The operating results for the nine months ended September 30, 2007 and 2006 reflect the Company's results as an investment/business development company under the Investment Company Act of 1940, as amended.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
EPS - basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as options, warrants and convertible debt. Diluted EPS for the three and nine months ended September 30, 2007 and 2006 includes no potentially dilutive equivalent shares. Accordingly, basic and diluted EPS are the same for all periods presented.

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

Reclassifications

Certain reclassifications have been made to the 2006 balances to conform to the 2007 financial statement presentation.

NOTE 3:  INVESTMENTS

Investments at September 30, 2007, and December 31, 2006, may be summarized as follows:

                                                Cost      Fair Value

Balance, December 31, 2006                   $ 315,729    $ 504,564
Acquisitions                                   535,200      535,200
Rescission                                    (535,200)    (535,200)
Investments received in liquidation of ACL     222,414       33,579
Sales                                          (57,150)     (57,150)
Investment appreciation (depreciation)            --       (158,613)
                                             ---------    ---------
     Net balance, September 30, 2007         $ 480,993    $ 322,380
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

The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, both because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

     o Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange.
     o    Total revenues for the preceding twelve months.
     o    Earnings before interest, taxes and depreciation.
     o    Estimate of likely sale price of investment.
     o    Net assets of investment.
     o    Likelihood of investment generating positive returns (going concern).

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

Utilizing the foregoing method, the Board of Directors of the Company has valued its investments as follows:

Controlled portfolio companies:
-------------------------------
ACL Consulting Corporation formerly provided business consulting services to companies desiring to go public and currently manages investments earned or acquired in this activity. The Board of Directors determined that maintaining ACL as a separate subsidiary was not cost effective. Accordingly, the Company had ACL transfer its marketable securities to the Company with the intention of dissolving ACL. In addition, the Company assumed ACL's liabilities of $49,452 as part of the transaction. No value is assigned to ACL at September 30, 2007.

The Sarasota Group, Inc. is inactive and has no value.

Unaffiliated portfolio companies:
---------------------------------
HealthSport, Inc. is a fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs. The Board of Directors has valued the

Company's investment at the closing price at the end of September 2007, less a 10% discount to allow for selling costs. The 298,500 shares were valued at $322,380.


NOTE 4: PROMISSORY NOTE PAYABLE

On May 15, 2007, the Company issued its 8% promissory note payable in the amount of $535,200 in exchange for 240,000 shares of HealthSport, Inc. The note was due on or before May 15, 2008, together with interest compounded monthly at 8% per annum. The note was collateralized by the HealthSport shares, together with proceeds therefrom. In September 2007, the Company and the note holder agreed to rescind the transaction. The Company transferred the shares back to the note holder and the note was returned to the Company and cancelled.


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

Common Stock

The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 with each share having one voting right. There are 687,722 and 387,722 common shares outstanding at September 30, 2007 and December 31, 2006, respectively.

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

Stock appreciation rights

On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract ("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of the common stock of the Company using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to the two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. There were no SAR contracts outstanding at September 30, 2007.

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

At June 30, 2007 and December 31, 2006 outstanding advances from stockholders were $73,396. In reliance on advise of a former officer and director, these obligations were cancelled and treated as contributions to the Company's capital in September 2007.

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

          Original amount                                           $   406,146
          Cash payment received                                         (36,146)
          Accrued interest owed Shocker which was offset                 (8,373)
                                                                    -----------
          Stock subscription receivable                             $   361,627
                                                                    ===========

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

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Consulting Corporation, a Kentucky corporation 100% owned by Bryce Knight. Accrued expenses at September 30, 2007, include $31,541 owed to Mr. Knight for his participation in executive profit sharing for the quarter ended September 30, 2007.


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

During the year ended December 31, 2005, the Company issued 1,250 pre-split shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services at a price of $32.00 per share, reducing the shares of common stock available for future awards under the stock plan to 1,000 shares at September 30, 2007.

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

Compensation in the amount of $12,056 was due from the profit sharing plan for the quarter ended March 31, 2007, and $31,541 for the quarter ended September 30, 2007. The $31,541 is included in accrued expenses at September 30, 2007.

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

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006 -
------------------------------------------------------------------

o During the three months ended September 30, 2007 and 2006, we received dividends of $123,510 and $0, respectively, from our wholly-owned portfolio company. The payment of dividends has been contingent upon the availability of funds in ACL. We also had $259 in interest income during the three months ended September 30, 2007.

o During the three months ended September 30, 2007, our operating expenses were $41,244 as compared to $50,754 in the year earlier period.

     1. Officer and employee compensation amounted to $39,041 in 2007 as compared to $25,000 in the year earlier period. Officer and employee compensation in 2006 included two officers, while in 2007 there was only one officer. The 2007 amount also includes $31,541 in executive profit sharing which was not available in 2006.
     2. Professional fees amounted to $10,455 in 2007 as compared to $20,474 in 2006. The 2007 amount includes audit fees of $4,188 and tax and accounting fees of $4,267. The 2006 amount includes audit fees of $5,940 and legal, tax and accounting fees of $14,534. The costs were substantially higher during the 2006 period as a result of the acquisition of ACL at the end of 2005 and the Company commencing reporting as a BDC at that time.
     3. Interest expense amounted to ($3,573) in 2007 and none in 2006. The credit is due to the rescission of the promissory note payable issued in May 2007 to acquire a portfolio company investment.

o During the three months ended September 30, 2007, we recorded net unrealized appreciation on our investments in the amount of $44,138. During the three months ended September 30, 2006, we recorded unrealized depreciation on our investment portfolio company of $1,026,903 less deferred tax benefit of $242,007.

o During the three months ended September 30, 2007 and 2006, we realized gains of $31,040 and none, respectively.

Comparison of the nine months ended September 30, 2007 and 2006 -
-----------------------------------------------------------------

o During the nine months ended September 30, 2007 and 2006, we received dividends of $185,157 and $0, respectively, from our wholly-owned portfolio company. The payment of dividends has been contingent upon the availability of funds in ACL. In addition, we had $321 in interest income in 2007.

o During the nine months ended September 30, 2007, our operating expenses were $127,881 as compared to $219,163 in the year earlier period.

     1. Officer and employee compensation amounted to $66,097 in 2007 as compared to $75,000 in the year earlier period. Officer and employee compensation in 2006 included two officers, while in 2007 there was only one officer. The 2007 amount also includes executive profit sharing in the amount of $43,597, which was not available in 2006.
     2. Professional fees amounted to $60,466 in 2007 as compared to $125,316 in 2006. The 2006 amount includes higher audit fees of $20,665 and higher tax and accounting fees of $44,185. The costs were substantially higher during the 2006 period as a result of the acquisition of ACL at the end of 2005 and the Company commencing reporting as a BDC at that time.

o During the nine months ended September 30, 2007 and 2006, realized gains were $31,723 and none, respectively. We had unrealized losses of $347,448 in 2007 and unrealized gains, net of deferred tax, of $687,999 in 2006. The realized gain in 2007 was from gains recognized from sale of a portion of the Company's investment in HealthSport. The unrealized loss in 2007 is primarily related to a decline in the value of HealthSport, Inc. We own 298,500 shares at September 30, 2007. $158,220 of the unrealized loss relates directly to HealthSport and the remainder is due to other losses incurred by ACL.

Liquidity and Capital Resources
-------------------------------

o At September 30, 2007, we had total assets of $392,475 as compared to total assets of $504,890 at December 31, 2006.

o Liabilities have increased during 2007 from $89,375 at year-end 2006 to $131,691 as of September 30, 2007.

o As of September 30, 2007, we had net assets of $260,784 as compared to net assets of $415,515 at December 31, 2006.

Net Asset Value
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $392,475 and from this, are subtracted liabilities and debts of $131,691. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $260,784. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (687,722). The NAV/S is $0.03792.

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

Current Portfolio Companies

On December 16, 2005, we entered into a stock purchase agreement to acquire all (100%) of the issued and outstanding shares of the capital stock of ACL, which was majority owned by an officer and director of the Company and which provided business consulting services to companies that desired to go public. ACL is not currently active in its business consulting services. The Board of Directors determined that maintaining ACL as a separate subsidiary was not cost effective. Accordingly, the Company had ACL transfer its marketable securities to the Company with the intention of dissolving ACL. In addition, the Company assumed ACL's liabilities of $49,452 as part of the transaction. No value is assigned to ACL at September 30, 2007.

We acquired 240,000 shares of HealthSport, Inc. in May 2007 in exchange for our 8% promissory note payable in the amount of $535,200. In September 2007, both parties agreed to rescind the transaction. We returned the shares to the note holder and the note was returned to us and cancelled. We received 358,500 shares of HealthSport from ACL when we determined to liquidate ACL and have sold 60,000 shares, realizing a gain of $31,723. At September 30, 2007, we have recorded unrealized depreciation of $158,220 on our investment in HealthSport.


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


ITEM 4: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO"), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, our board of directors and management, including the CEO, concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO has also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

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

                                                 SMALL CAP STRATEGIES, INC.


         Date:    November 19, 2007              By: /s/ Bryce Knight
                                                     ----------------
                                                     Bryce Knight
                                                     Chief Executive Officer and
                                                     Chief Financial Officer