Form 10-K
period 2007-12-31
Small Cap Strategies Inc
filed 2008-04-15
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2007

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

              3651 Lindell Road, Suite D #146, Las Vegas, NV 89103
                    (Address of Principal Executive Offices)

       520 South Fourth Avenue, Suite 400, Louisville, Kentucky 40202-2577
                 (Former Address of Principal Executive Offices)

                                 (702) 943-0330
                           (Issuer's telephone number)

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

Indicate  by check mark  whether the issuer (1) filed all reports to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for the most recent fiscal year: $231,954.

The estimated aggregate market value of the voting stock held by non-affiliates of the registrant as reported on the OTC Electronic Bulletin Board as of December 31, 2007 was $56,364. The market value is based upon the average bid price of the Common Stock of $0.017 per share on December 31, 2007. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of January 31, 2008 was 687,770 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this report except those Exhibits so incorporated as set forth in the Exhibit Index.

                           SMALL CAP STRATEGIES, INC.

                                      INDEX


                                                                            Page

PART I


ITEM 1:           BUSINESS                                                     4
ITEM 1A:          RISK FACTORS                                                15
ITEM 2:           PROPERTIES                                                  38
ITEM 3:           LEGAL PROCEEDINGS                                           38
ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         38

PART II

ITEM 5:           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                  SECURITIES                                                  39
ITEM 6:           SELECTED FINANCIAL DATA                                     42
ITEM 7:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         43
ITEM 7A:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                 53
ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  SCHEDULES OF FINANCIAL RATIOS                               57
ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                         77
ITEM 9A:          CONTROLS AND PROCEDURES                                     77
ITEM 9B:          OTHER INFORMATION                                           77

PART III

ITEM 10:          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
                  GOVERNANCE                                                  78
ITEM 11:          EXECUTIVE COMPENSATION                                      80
ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS                  83
ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                  DIRECTOR INDEPENDENCE                                       84
ITEM 14:          PRINCIPAL ACCOUNTANT FEES AND SERVICES                      85

PART IV

ITEM 15:          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                  86

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

                                     PART I

ITEM 1:           BUSINESS

Business History

Effective September 30, 2006, Photonics Corporation ("Photonics"), a California corporation, merged into Small Cap Strategies, Inc. ("SCPS", the "Company", "we" or "us"), a Nevada corporation, with SCPS being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCPS. As discussed below, Photonics had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the dated filed with the Nevada Secretary of State, May 21, 2007. Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

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

On November 28, 2000, the Company approved the merger and merged with REpipeline.com, a Texas Corporation, an Internet vertical service provider to the commercial real estate industry, by issuing 45,320 common stock shares valued at $18,128 in exchange for all of the outstanding common stock of REpipeline.com, Inc. ("REP").

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

On March 7, 2006 we filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the "SEC") indicating our election to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, we have adopted corporate resolutions and intend to operate as a closed-end management investment company as such a business development company (a "BDC").

As of December 31, 2007 we had 1 employee. Various aspects of due diligence of prospective portfolio companies and monitoring the activities of portfolio companies will be subcontracted to consultants. We may require additional employees in the areas of administration, sales and marketing, etc. in the future and as additional portfolio companies are added. There is intense competition for capable, experienced personnel and there is no assurance we will be able to obtain new qualified employees when required. We believe our relationship with our employee is good.

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

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

     o    public and private companies,
     o    investment bankers ,
     o    attorneys,
     o    accountants,
     o    consultants, and
     o    commercial bankers.
However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

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

The purchase price of the shares was $1,593,000. The consideration for the acquisition was comprised of three components: (1) $735,000 in cash paid at closing, (2) a $458,000 secured promissory note delivered at closing, and (3) 400,000 shares of Series A Redeemable Convertible Preferred Stock of the Company with a value at issuance of $400,000 (Notes 3, 4 and 5).

During 2007 we liquidated our investment in ACL and transferred by dividend the securities owned by ACL, net of ACL obligations assumed by the Company.

We currently own 100% of ACL Consulting and plan to dissolve the company during 2008.

HealthSport, Inc. is a fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs. We acquired out investment when we liquidated our investment in ACL.

We also own an investment in three portfolio companies with a cost basis of $393 on which we have placed no value.


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

Some of our present shareholders may have acquired an interest in our common stock at a total cost less than the total cost that newer investors will pay for their shares. Therefore, the newer investors may bear a greater proportion of the risk of loss (measured by the cost of shares). As of December 31, 2007, there were 100,000,000 shares of common stock authorized and after the reverse split of one share for each twenty shares outstanding in May 2007 there were 687,770 common shares outstanding.

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

As of December 31, 2007, we have 687,770 shares of common stock outstanding. We plan to raise funds in the future through sales of our common stock pursuant to Regulation E, which provides in part for issuance of freely trading shares. Sales of substantial amounts of our common stock or the availability of such shares for sale could adversely affect the prevailing market price for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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


ITEM 2:           PROPERTIES

Our chief executive officer is providing our corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 at no cost. The fair value of this rental space is not material. We believe these facilities, which are in good physical condition, are adequate for our needs for the next 12 to 24 months.


ITEM 3:           LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II

ITEM 5:        MARKET  FOR  REGISTRANT'S  COMMON  EQUITY,   RELATED  STOCKHOLDER
               MATTERS AND PURCHASES OF EQUITY SECURITIES MARKET

Our Common Stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol: SMCA.OB.

HISTORICAL MARKET PRICE DATA FOR THE COMMON STOCK OF SMALL CAP STRATEGIES, INC.

These prices represent prices between broker-dealers and do not include retail markups and markdowns or any commission to broker-dealers. In addition, these prices do not reflect prices in actual transactions.

The following table sets forth the range of high and low closing sales prices (as adjusted for the one for twenty stock split which was effective December 21, 2006 and the reverse stock split of one for twenty shares which was effective May 21, 2007) for our Common Stock for the periods indicated:

                                                      High               Low

     Fiscal Year Ending December 31, 2007

            First Quarter                          $   1.80           $  0.40
            Second Quarter                         $   0.80           $  0.16
            Third Quarter                          $   0.25           $  0.25
            Fourth Quarter                         $   0.55           $  0.16

     Fiscal Year Ending December 31, 2006

            First Quarter                          $   3.60           $  2.00
            Second Quarter                         $   5.60           $  2.04
            Third Quarter                          $   3.00           $  1.80
            Fourth Quarter                         $   2.40           $  1.00

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2007, there were approximately 1,936 holders of record of our common stock and we had 687,770 common shares issued and outstanding after the one share for twenty share reverse split effective May 21, 2007.

DIVIDENDS

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

MERGER
Effective September 30, 2006, Photonics Corporation ("Photonics"), a California corporation, merged into Small Cap Strategies, Inc. ("SCPS", the "Company", "we" or "us"), a Nevada corporation, with SCPS being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCPS. As discussed below, Photonics had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the dated filed with the Nevada Secretary of State, May 21, 2007. Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.


OPTIONS

As of December 31, 2007, there are 21,698 common shares reserved for the exercise of options held by a former management team at an exercise price of $4.00 per share. The former management team is G. Thomas Bailey (18,385), Joseph "Chip" Langston (1,750), and Michael Craven (1,563). All other options and option agreements have been cancelled.


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

In connection with the Company's acquisition of SGI in 2001, the Company renegotiated the stock options previously granted to former members of management. These options for 21,698 common stock shares were considered a new grant pursuant to SFAS No. 123R, Share-Based Payment (Note 2). These options are fully vested, do not expire and are exercisable at $4.00 per share, the closing bid price of the Company's common stock on the date of grant. Accordingly, no compensation was charged to income using the intrinsic value method of accounting. These options were granted from the 1997 Stock Option Plan.

On February 24, 2004,  the Company  established  the 2004 Stock Plan (the Plan).
The plan registered, via an S8 registration statement, up to 2,250 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be such key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The
Committee's designation of a participant in any year shall not require the Committee to designate such person to receive awards in any other year. The designation of a participant to receive an award under one portion of the Plan does not require the Committee to include such participant under other portions of the Plan. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards.

During the year ended December 31, 2005, the Company issued 1,250 shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services, reducing the shares of common stock available for future awards under the stock plan to 1,000 shares at December 31, 2007 and 2006.

The following table summarizes certain information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

                                Number of securities to be
                                  issued upon exercise of     Weighted average exercise      Number of securities
                                   outstanding options,         price of outstanding        remaining available for
Plan category                       warrants and rights     options, warrants and rights        future issuance
-------------                       -------------------     ----------------------------        ---------------

Equity compensation plans approved
  by security holders
          1997 Plan                          21,698                   $    4.00                           -
          2004 Plan                              -                        -                            1,000
Equity compensation plans not
  approved by security holders                   -                        -                               -
                                          ---------                                              -----------

Total                                        21,698                   $    4.00                        1,000
                                          =========                                              ===========


PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

At December 31, 2006, we had a stock subscription receivable from Shocker Index 100 LP with a balance of $361,627. We had substantial doubt about the ability of Shocker to make payment on the obligation in a reasonable period of time. Accordingly, on March 20, 2007, our Board of Directors agreed to exchange our note receivable from Shocker, for the return of 113,009 shares of our common stock. The transaction was recorded effective December 31, 2006.

ITEM 6:       SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the three fiscal years ended December 31, 2007, 2006 and 2005, and is derived from our audited financial statements. The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial Statements appearing elsewhere herein and "Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                         2007         2006       2005(a)
                                         ----         ----       -------

Revenues                              $ 231,954    $ 562,146   $    --

Administrative expenses                 186,244      246,694      86,125

Net earnings (loss) from operations      45,710      315,452     (86,125)

Other Income (Expense)                   11,564         --       166,960

Earnings (loss) before income taxes      57,274      315,452      80,835

Net earnings (loss) from operations
  available to common shareholders       95,213      315,452      79,520

Net realized and unrealized
  gains (losses)                       (452,532)     183,835        --

Net increase (decrease) in net
  assets from operations              $(357,319)   $ 499,287   $  79,520

Income (loss) per share
       Basic and Diluted              $    (.63)   $    1.11   $     .26

Balance Sheet Data:
Investments at fair value             $ 137,020    $ 504,564   $ 315,729
Cash                                      3,653          326     607,245
Total assets                            180,447      504,890     922,974
Total liabilities                        18,854       89,375     685,331
Net assets (liabilities)                161,593      415,515    (263,672)
Common stock outstanding
  at year end                           687,770      387,770     330,773

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


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006 AND TO YEAR ENDED DECEMBER 31, 2005

REVENUES

During the year ended December 31, 2007, we received a dividend from our wholly owned portfolio company, ACL in the amount of $231,131 and had interest income from cash investments of $823. During the year ended December 31, 2006, we received a cash dividend from our wholly owned portfolio company, ACL in the amount of $562,146.

The Company did not produce any revenue in the period ended December 31, 2005 inasmuch as it had ceased operations in contemplation of a significant change in its business model. With no operations under its old model and the fact that it had not commenced acting as a BDC, save the acquisition of a portfolio company, there were no opportunities for revenue during 2005.

COSTS AND EXPENSES

We had total costs and expenses in the amount of $174,680, $246,694, and ($80,835) during the years ended December 31, 2007, 2006 and 2005, respectively. The 2005 period included a gain on extinguishment of debt of $174,133. Accordingly, our actual expenses were $93,298.

The 2007 period decreased $72,014 (29%) from the 2006 period. The primary decreases were $48,923 of legal, audit and consulting fees and $28,000 in director fees. The increase in compensation and benefits of $15,647 was mostly offset by miscellaneous income of $11,564.

The 2006 period increased $153,396 (164%) from the 2005 period. The primary increases were $56,535 in legal, audit and professional fees, $57,950 in compensation and benefits and $30,000 in director fees. The increase in professional fees was the result of increased accounting and audit costs associated with the acquisition of ACL and the conversion to a BDC. These costs decreased in 2007. The increase in compensation and benefits and director fees is the result of converting from an inactive holding company to a BDC.

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

During the year ended December 31, 2007, we recognized a realized loss of $4,952 and an unrealized loss of $447,580. Both the realized loss and unrealized loss arose principally from our investment in Healthsport, Inc. During the year ended December 31, 2006, we recognized a realized loss of $5,000 and an unrealized gain of $188,835. The realized loss arose from our investment in Elitegroup Ventures Nevada, Inc. We made this investment early in 2006; however, Elitegroup was unable to raise sufficient capital to implement its business plan. Accordingly, we wrote off our investment. The unrealized gain of $188,835 is from our investment in ACL. At December 31, 2006, ACL had cash of $20,571 and investments in marketable equity securities valued at $589,100, for total assets of $609,671. ACL had liabilities of $105,107 and equity in net assets of $504,564, which is the amount we used to value our investment. At December 31, 2005, our carrying value in our investment in ACL was our net cost of $315,729. The increase in value of $188,835 to $504,564 accounts for the unrealized appreciation. We applied the same methodology in valuing the ACL investments that would have been used had we owned the investments directly. All ACL assets have now been transferred to the Company along with assumption of any remaining ACL debt, all of which was paid by December 31, 2007. We plan to dissolve ACL in 2008.


CAPITAL EXPENDITURES

We plan to raise funds to be used in making investments in other as yet unidentified portfolio companies.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had net assets of $161,593 as compared to net assets of $415,515 at December 31, 2006. This decrease of $253,922 consisted of earnings from operations of $95,213, sales of common stock for $30,000, the contribution to capital of liabilities in the amount of $73,396 and less the net decrease in net assets from stock transactions of $452,532.

During the year ended December 31, 2007, total assets declined $324,443, which includes a decrease in investments of $367,544 offset by an increase in income tax refund receivable of $37,939, an increase in cash of $3,327 and an increase in office equipment, net of $1,835. During this same period, liabilities decreased $70,521; the major components of the decrease were a decrease in accounts payable of $6,751, a decrease in amounts due related parties of $59,355 and a decrease in accrued expenses of $4,414. The combination of the decline in assets along with the decline in liabilities resulted in the decrease in net assets.

We currently have sufficient value in marketable equity securities which could be sold and the proceeds to cover our planned 2008 expenses of operation. We would expect to raise additional funds in the event we purchase any additional investments.

NET ASSET VALUE

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $180,447 and from this, are subtracted liabilities and debts of $18,854. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The Net Asset Value is therefore $161,593. We have 687,770 common shares outstanding at December 31, 2007; therefore, the Net Asset Value per Share is $0.2350.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on January 1, 2009 for the Company. The Company is currently evaluating the impact of adopting SFAS 160.

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

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SCHEDULES
                  OF FINANCIAL RATIOS

                           SMALL CAP STRATEGIES, INC.
                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................55

STATEMENTS OF NET ASSETS......................................................56

STATEMENTS OF OPERATIONS......................................................57

STATEMENTS OF CASH FLOWS...................................................58-59

STATEMENTS OF CHANGES IN NET ASSETS...........................................60

SCHEDULES OF INVESTMENTS...................................................61-62

NOTES TO FINANCIAL STATEMENTS..............................................63-75

SCHEDULES OF FINANCIAL RATIOS.................................................76

             Report of Independent Registered Public Accounting Firm


Board of Directors
Small Cap Strategies, Inc.
Las Vegas, Nevada


We have audited the accompanying statements of net assets of Small Cap Strategies, Inc. (the "Company") at December 31, 2007 and 2006, including the schedules of investments as of December 31, 2007 and 2006, and the related statements of operations, cash flows and changes in net assets for the years ended December 31, 2007 and 2006, the period December 16, 2005 through December 31, 2005 and the period January 1, 2005 through December 15, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Small Cap Strategies, Inc., as of December 31, 2007 and 2006, and the results of its operations, its cash flows and changes in net assets for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Turner, Stone & Company, LLP
--------------------------------
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
April 14, 2008



                           SMALL CAP STRATEGIES, INC.
                            Statements of Net Assets
                  As of December 31, 2007 and December 31, 2006

                                                                             2007           2006
                                                                         -----------    -----------
ASSETS
Investments in, net of advances from controlled portfolio companies;
     cost of $315,729 at December 31, 2006                              $      --      $   504,564
Investment in non-controlled portfolio companies; cost of $395,765 at
     December 31, 2007                                                      137,020           --
                                                                        -----------    -----------
          Total investments                                                 137,020        504,564
Cash and cash equivalents                                                     3,653            326
Income tax refund receivable                                                 37,939           --
Office equipment, less accumulated depreciation of $24 in 2007                1,835           --
                                                                        -----------    -----------
  TOTAL ASSETS                                                              180,447        504,890
                                                                        -----------    -----------

LIABILITIES
  Accounts payable                                                            4,813         11,564
  Accrued expenses                                                             --            4,415
  Amounts due related parties                                                14,041         73,396
                                                                        -----------    -----------
  TOTAL LIABILITIES                                                          18,854         89,375
                                                                        -----------    -----------
NET ASSETS                                                              $   161,593    $   415,515
                                                                        ===========    ===========

Commitments and contingencies (Note 8)

COMPOSITION OF NET ASSETS
  Common stock, $.001 par value, 100,000,000 shares authorized;
   687,770 and 387,770 shares issued and outstanding at
     December 31, 2007 and 2006, respectively                           $       688    $       388
  Additional paid in capital                                              2,620,390      2,517,293
  Accumulated deficit:
    Accumulated net operating loss                                       (2,190,788)    (2,286,001)
    Net realized loss on investments                                         (9,952)        (5,000)
    Net unrealized appreciation (depreciation) of investments              (258,745)       188,835
                                                                        -----------    -----------
NET ASSETS                                                              $   161,593    $   415,515
                                                                        ===========    ===========
NET ASSET VALUE PER SHARE                                               $    0.2350    $    1.0717
                                                                        ===========    ===========




                See accompanying notes to financial statements.


                           SMALL CAP STRATEGIES, INC.
                            Statements of Operations
               Three Years Ended December 31, 2007, 2006 and 2005
                                                                                                            Prior to
                                                                                                          Becoming an
                                                                                                          Investment
                                                                                                            Company
                                                                                    Period from           Period from
                                                                                   Dec. 16, 2005          Jan. 1, 2005
                                                      2007              2006      to Dec. 31, 2005      to Dec. 15, 2005
                                                      ----              ----      ----------------      ----------------

Dividends from wholly owned portfolio
     company                                       $ 231,131         $ 562,146         $    --                $    --
Interest income from cash investments                    823              --                --                     --
                                                   ---------         ---------         ---------              ---------
          Total income                               231,954           562,146              --                     --
Costs and Expenses:
  Legal, audit and consulting fees                    92,433           141,356              --                   84,821
  Compensation and benefits                           73,597            57,950              --                     --
  Director fees                                        2,000            30,000              --                     --
  Transfer agent fees                                  4,575             2,811              --                    1,178
  Other general and administrative expenses           10,138            10,432               126                   --
  Interest expense                                     3,501             4,145             1,474                  5,699
  Other income                                       (11,564)             --                --                     --
  Gain on extinguishment of debt                        --                --                --                 (174,133)
                                                   ---------         ---------         ---------              ---------
                                                     174,680           246,694             1,600                (82,435)
Earnings (loss) before income taxes                   57,274           315,452            (1,600)                82,435
Income taxes                                         (37,939)             --                --                     --
                                                   ---------         ---------         ---------              ---------
Net earnings (loss) from operations                   95,213           315,452            (1,600)                82,435
Dividends on 6% preferred stock                         --                --               1,315                   --
                                                   ---------         ---------         ---------              ---------
Net earnings (loss) applicable to
     common stock                                     95,213           315,452            (2,915)                82,435
                                                   ---------         ---------         ---------              ---------
Net realized and unrealized gain (loss):
  Net realized loss on investments, net of
    income tax benefit of $0 for 2007,
    2006 and 2005, respectively                       (4,952)           (5,000)             --                     --
  Change in unrealized appreciation (deprec-
     iation of controlled affiliate investments,
     net of deferred tax expense of $0 in 2007,
     2006 and 2005, respectively                    (447,580)          188,835              --                     --
                                                   ---------         ---------         ---------              ---------
Net increase (decrease) in net assets
     from operations                               $(357,319)        $ 499,287         $  (2,915)             $  82,435
                                                   =========         =========         =========              =========

Net increase (decrease) in net assets
  from operations per share:
     Basic and diluted                             $ (0.6276)        $  1.1097         $ (0.0089)             $  0.2661
                                                   =========         =========         =========              =========
Weighted average shares outstanding:
     Basic and diluted                               569,366           449,941           328,429                309,780
                                                   =========         =========         =========              =========


                See accompanying notes to financial statements.


                           SMALL CAP STRATEGIES, INC.
                            Statements of Cash Flows
               Three Years Ended December 31, 2007, 2006 and 2005
                                                                                                                       Prior to
                                                                                                                    Becoming an
                                                                                                                      Investment
                                                                                                                        Company
                                                                                                 Period from         Period from
                                                                                                Dec. 16, 2005        Jan. 1, 2005
                                                                   2007            2006         to Dec. 31, 2005    to Dec. 15, 2005
                                                                   ----            ----        ------------------   ----------------

Cash flows from operating activities:
Net increase (decrease) in net assets from operations
  applicable to common stock                                   $  (357,319)   $   499,287         $    (2,915)        $    82,435
Adjustments to reconcile net increase (decrease) in
  net assets from operations to net cash used in
  operating activities:
     Change in unrealized (appreciation) depreciation
        of investments in portfolio companies                      447,580       (188,835)               --                  --
     Dividends received from portfolio company as
        investments in other portfolio companies                  (172,963)          --                  --                  --
     Net realized loss on investments in portfolio companies         4,952          5,000                --                  --
     Decpreciation                                                      24           --                  --                  --
     Common stock issued for services                                 --             --                  --                40,000
     Increase in income tax refund receivable                      (37,939)          --                  --                  --
     Increase (decrease) in accounts payable                        (6,751)          --                  --              (222,530)
     Increase (decrease) in taxes payable                          (49,451)          --                  --                  --
     Accrued preferred dividends                                      --             --                 1,315                --
     Increase (decrease) in accrued expenses                        (4,414)         6,930               1,474               5,699
     Due to shareholder                                             14,041           --                  --                  --
                                                               -----------    -----------         -----------         -----------
      Net cash provided by (used) in operating activities         (162,240)       322,382                (126)            (94,396)
                                                               -----------    -----------         -----------         -----------
Cash flows from investing activities:
Cash payments made for investment acquisitions                     (22,622)        (5,000)           (735,000)               --
Proceeds from sale of investments in portfolio companies           160,048           --                  --                  --
Purchase of office equipment                                        (1,859)          --                  --                  --
Cash distributions received from portfolio company
     investment                                                       --             --             1,277,271                --
                                                               -----------    -----------         -----------         -----------
      Net cash provided by (used) in investing activities          135,567         (5,000)            542,271                --
                                                               -----------    -----------         -----------         -----------
Cash flows from financing activities:
Proceeds from note payable - affiliate                                --             --                65,000              35,000
Repayment of advances from stockholders                               --          (35,199)               --                  --
Repayment of loan from officer                                        --         (458,000)               --                  --
Redemption of preferred stock                                         --         (501,315)               --                  --
Proceeds from sale of common stock                                  30,000         71,528                --                  --
Payment of preferred dividends                                        --           (1,315)               --                  --
Advances from stockholders                                            --             --                  --                59,396
                                                               -----------    -----------         -----------         -----------
      Net cash provided by (used) in financing activities           30,000       (924,301)             65,000              94,396
                                                               -----------    -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents                 3,327       (606,919)            607,145                --
Cash and cash equivalents, beginning of period                         326        607,245                 100                 100
                                                               -----------    -----------         -----------         -----------
Cash and cash equivalents, end of period                       $     3,653    $       326         $   607,245         $       100
                                                               ===========    ===========         ===========         ===========

                                                                                                                        (Continued)



                See accompanying notes to financial statements.




                           SMALL CAP STRATEGIES, INC.
                       Statements of Cash Flows, Continued
               Three Years Ended December 31, 2007, 2006 and 2005
                                                                                                                       Prior to
                                                                                                                    Becoming an
                                                                                                                      Investment
                                                                                                                        Company
                                                                                                 Period from         Period from
                                                                                                Dec. 16, 2005        Jan. 1, 2005
                                                                 2007            2006           to Dec. 31, 2005   to Dec. 15, 2005
                                                                 ----            ----          -----------------   ----------------

Supplemental Cash Flow Information:
     Interest paid                                             $  3,501       $ 11,318            $   --              $   --
     Income taxes paid                                           53,826           --                  --                  --

Supplemental disclosure of non-cash investing
     and financing activities:
Common stock issued:
     In exchange for services                                  $   --         $   --              $   --              $ 40,000
     As settlement of shareholder advances                         --             --                 8,200                --
Note payable incurred in conjunction with acquisition              --             --               458,000                --
Amounts due related parties contributed to capital               73,396           --                  --                  --
Convertible preferred stock issued in
     conjunction with acquisition                                  --             --               500,000                --



                See accompanying notes to financial statements.


                           SMALL CAP STRATEGIES, INC.
                       Statements of Changes in Net Assets
               Three Years Ended December 31, 2007, 2006 and 2005

                                                                                                                  Prior to
                                                                                                               Becoming an
                                                                                                                  Investment
                                                                                                                   Company
                                                                                            Period from          Period from
                                                                                           Dec. 16, 2005        Jan. 1, 2005
                                                           2007             2006          to Dec. 31, 2005     to Dec. 15, 2005
                                                           ----             ----         -----------------     ----------------

Changes in net assets from operations:
  Net earnings (loss) from operations
     available to common stock                        $  95,213          $ 315,452          $  (2,915)         $  82,435
  Net realized loss on sale of investments, net          (4,952)            (5,000)              --                 --
  Change in net unrealized appreciation
     (depreciation) of investments, net                (447,580)           188,835               --                 --
                                                      ---------          ---------          ---------          ---------
    Net increase (decrease) in net assets
     from operations                                   (357,319)           499,287             (2,915)            82,435
                                                      ---------          ---------          ---------          ---------

Capital stock transactions:
  Cash proceeds from sale of common stock                30,000             71,528               --                 --
  Note payable applied to purchase common stock            --              100,000               --                 --
  Accrued interest payable applied to purchase of
     common stock                                          --                8,372               --                 --
  Amount due related parties contributed to capital      73,397
  Common stock issued for services                         --                 --                 --               40,000
  Issuance of convertible preferred stock in
     conjunction with acquisition of ACL                   --                 --             (100,000)              --
  Issuance of common stock for settlement of               --
     shareholder advances                                  --                 --                8,200               --
    Net increase (decrease) in net assets from
                                                      ---------          ---------          ---------          ---------
          stock transactions                            103,397            179,900            (91,800)            40,000
                                                      ---------          ---------          ---------          ---------
Net increase (decrease) in net assets                  (253,922)           679,187            (94,715)           122,435
Net assets (liabilities), beginning of period           415,515           (263,672)          (168,957)          (291,392)
                                                      ---------          ---------          ---------          ---------
Net assets (liabilities), end of period               $ 161,593          $ 415,515          $(263,672)         $(168,957)
                                                      =========          =========          =========          =========



                See accompanying notes to financial statements.



                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               December 31, 2007

   Percent/
    shares        Date of                                                          Historical    Fair
    owned        acquisition                                                          cost       value
    -----        -----------                                                          ----       -----

Investments in, net of advances from controlled portfolio companies:

      100%       Dec-05    ACL Consulting Corporation; in process of
                           liquidation                                               $   --     $   --
      100%       Oct-01    The Sarasota Group, Inc.; inactive                            --         --
                                                                                     --------   --------
                           Total controlled portfolio companies                          --         --
                                                                                     --------   --------

Investments in non-controlled portfolio companies:
   263,500       Various   HealthSport, Inc. (HSPO.OB); a fully integrated
                           developer, manufacturer and marketer of unique and
                           proprietary branded and private label edible film strip
                           nutritional supplements and over-the-counter drugs         395,372    137,020
   Various       Various   Miscellaneous                                                  393       --
                                                                                     --------   --------
                           Total non-controlled portfolio companies                   395,765    137,020
                                                                                     --------   --------
                                Total investments                                    $395,765    137,020
                                                                                     ========

                           Cash and other assets, less liabilities                                24,573
                                                                                                --------
                           Net assets at December 31, 2007                                      $161,593
                                                                                                ========


                See accompanying notes to financial statements.


                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               December 31, 2006

   Percent       Date of                                                          Historical          Fair
    Owned        Acquisition                                                        Cost              Value
    -----        -----------                                                        ----              -----

Investments in, net of advances from controlled portfolio companies:

          100%   Dec-05    ACL Consulting Corporation; provides professional
                           services to businesses; 34.2% of total assets          $ 315,729          $ 504,564
          100%   Oct-01    The Sarasota Group, Inc.; inactive                         --                 --
                                                                                  ---------          ---------
                           Total investments at December 31, 2006                 $ 315,729            504,564
                                                                                  =========
                           Cash and other assets, less liabilities                                     (89,049)
                                                                                                     ---------
                           Net assets (liabilities) at December 31, 2006                             $ 415,515
                                                                                                     =========








                See accompanying notes to financial statements.

                           SMALL CAP STRATEGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:           GENERAL ORGANIZATION AND BUSINESS

Effective September 30, 2006, Photonics Corporation ("Photonics"), a California corporation, merged into Small Cap Strategies, Inc. ("SCPS", the "Company"), a Nevada corporation, with SCPS being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SCPS. Photonics also had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SCPS did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the date filed with the Nevada Secretary of State, May 21, 2007. Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented. The Company is currently traded on the OTCBB under the symbol SMCA.OB.

Photonics Corporation formerly dba DTC Data Technology, a California corporation, began from a merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company designed, developed, and marketed Integrated Device Electronics (IDE), Small Computer Systems Interface (SCSI) disk controller cards, and Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date and through December 15, 2005, the Company was inactive and in the development stage (see below).

On November 28, 2000, the Company merged with REPipeline.com, a Texas corporation, an Internet vertical service provider to the commercial real estate industry, by issuing 45,320 common stock shares valued at $18,128 in exchange for all of the outstanding common stock of REPipeline.com, Inc. (REP). Immediately after the merger, the Company transferred the net assets and business operations to REPipeline.com, Inc., a Delaware corporation, incorporated on June 8, 2000 as a wholly owned subsidiary of the Company.

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

In October 2001, the Company acquired all of the outstanding common stock of The Sarasota Group, Inc. (SGI), a Florida corporation, in exchange for the issuance of 1,000,000 convertible preferred stock shares and 35,500 common stock shares. At the same time, the Company's then current officers and directors resigned and the Company elected new officers and directors. Since then, the preferred shares of stock have been cancelled.

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

During 2007, the Company liquidated its investment in ACL and transferred by dividend the securities owned by ACL, net of ACL obligations assumed by the Company. The Company plans to dissolve ACL during 2008.


NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------
Beginning December 16, 2005, the accompanying financial statements reflect the separate accounts of Small Cap Strategies, Inc., and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

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

Although the nature of the Company's operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the years ended December 31, 2007 and 2006 and its operating results, cash flows and changes in net assets for each of the years ended December 31, 2007, 2006 and 2005 (separated as indicated above) are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Conversion to an Investment Company
-----------------------------------
The Company's results of operations for 2005 are divided into two periods. The period from January 1, 2005 to December 15, 2005 reflects the Company's results prior to becoming an investment company under the Investment Company Act of 1940, as amended. The period from December 16, 2005 to December 31, 2005 and the years ended December 31, 2007 and 2006, reflect the Company's results as an investment company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 16, 2005 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see corresponding sections below for further discussions.

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

Net Increase (Decrease) in Net Assets from Operations per Share
---------------------------------------------------------------
Basic net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options and from the assumed conversion of the Series A Convertible Preferred Stock. Diluted net increase (decrease) in net assets from operations per share is computed by dividing the net earnings (loss) amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented the above potentially dilutive securities are excluded from the computation as their effect is anti-dilutive.

Income Taxes
------------
The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the sales prices are in excess of their tax basis.

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

Beginning December 16, 2005, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, some of the Company's current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company's valuation policy. Currently, the valuation policy provides for management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

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

Recent Accounting Pronouncements
--------------------------------
There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on January 1, 2009 for the Company. The Company is currently evaluating the impact of adopting SFAS 160.


NOTE 3:           INVESTMENTS AND VALUATION

On December 16, 2005, the Company entered into a stock purchase agreement to acquire all issued and outstanding shares of the capital stock of ACL Consulting Corporation (ACL), a Texas corporation majority owned by a former officer and director of the Company providing business consulting services to companies that desire to go public.

The purchase price of the shares was $1,593,000. The consideration for the acquisition was comprised of three components: (1) $735,000 in cash paid at closing, (2) $458,000 secured promissory note delivered at closing, and (3) 400,000 shares of Series A Convertible Preferred Stock of the Company with a value at issuance of $400,000 (Notes 3, 4 and 5).

During 2007 the Company liquidated its investment in ACL and transferred by dividend the securities owned by ACL, net of ACL obligations to the Company. Accordingly, no value is placed on the investment in ACL by the board of directors at December 31, 2007.

The Company acquired an investment in HealthSport, Inc. from ACL. HealthSport is a fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs. The board of directors of the Company valued the 263,500 shares of HealthSport owned at December 31, 2007 at the market closing price of $0.52 per share.

The Company also acquired an interest in three other portfolio companies from ACL, which the board of directors is valuing at $0.

The Company acquired 240,000 shares of HealthSport in May 2007 in exchange for its 8% promissory note payable in the amount of $535,200. In September 2007, both parties agreed to rescind the transaction. The Company returned the shares to the note holder and the note was returned to the Company and cancelled.


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

Common Stock
The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 and each share having one voting right. There are 687,770 and 387,770 common shares outstanding at December 31, 2007 and 2006, respectively.


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

On October 18, 2001, in connection with the Company's merger with SGI, the Company issued 1,000,000 convertible preferred shares. The shares were convertible into common stock in an amount such that, when added to the common shares already issued to SGI, SGI would own 70% of the outstanding common shares of the Company. No other rights or privileges exist, with respect to these shares. These shares were cancelled on May 8, 2003.

On December 15, 2005, the Company amended its articles of incorporation to designate 400,000 shares of the 50,000,000 shares of preferred stock authorized as Series A Convertible Preferred Stock with a par value of $.001 per share.

Series A Convertible Preferred Stock - prior to September 30, 2006
On December 16, 2005, in connection with the acquisition of ACL Consulting Corporation, the Company issued 400,000 shares of Series A Convertible Preferred Stock (Series A Shares) (as noted above) with a par value of $.001 per share. A 6% distribution per share was payable per annum, at the Company's fiscal year end, on a cumulative basis based upon the specified redemption value of each share of Series A Shares. If any dividend or other distribution was declared on the common stock, each holder of shares of Series A Stock on record on the date of declaration would be entitled to receive the equivalent dividend or other distribution as if the shares had been converted into common stock at the declaration date. All Series A Shares had equal voting rights with common stock. The shares could have been converted, at any time, into shares of common stock as specified by the "conversion ratio" that was in effect at the time of conversion. The initial "conversion ratio" for the entire class of Series A Shares was equal to 12.5% of the total outstanding shares of common stock. The Company had the right, at any time, to call for mandatory redemption of all the Series A Shares at a set redemption price of $1.25 per share.

The Company's Series A Convertible Preferred Stock (here and after referred to as Series A Shares) is redeemable at the option of the holder and therefore falls outside of the scope of Statement on Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Accordingly, they are subject to Rule 5-02 of Regulation S-X.

Pursuant to Rule 5-02 of Regulation S-X, the Series A shares are considered mandatorily redeemable and as such would be presented in the balance sheet outside of stockholders' deficit. The initial carrying amount of these shares was recorded at its fair value at the date of issuance, which was determined on a per share basis to equal the value at which these shares were redeemed in January 2006. In addition, the carrying value was increased by the amount of accrued cumulative dividends at December 31, 2005.

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

Stock appreciation rights
On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract ("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of the common stock of the Company using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to said two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. No SARs have been awarded as of December 31, 2007.


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

At December 31, 2005, the Company had received $108,595 in non-interest bearing advances from director/shareholders. During 2006, $35,199 of this amount was repaid. During 2007, the remaining balance of $73,396 was contributed to the Company's capital.

At December 31, 2007, the Company owes its CEO $14,041 in accrued compensation.

On April 18, 2006, the Company issued 169,227 shares of common stock with a par value of $.001 to Shocker, a limited partnership in which ACL owned a 42.9% limited partnership interest at the time, and a related party, for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, a $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker. The note was unsecured with an interest rate of 8% per annum and was payable as Shocker might from time to time designate in writing. The Company received a cash payment of $36,146 in October 2006 and total accrued interest in the amount of $8,373 was also applied to reduce the stock subscription receivable. The stock subscription receivable may be summarized as follows:

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

On December 16, 2005, in conjunction with the stock purchase of ACL Consulting Corporation, the Company issued a secured promissory note in the amount of $458,000 to an officer of the Company. Quarterly payments of $114,500 were due on the 1st day of the third month for a period of 360 days, beginning on January 1, 2006. Interest on the note was 6% per annum and payable in full on the maturity date. In accordance with the stock purchase agreement entered into on December 16, 2005 (Note 3), the seller had the right to rescind the purchase agreement and maintain 100% ownership of ACL Consulting Corporation in the event the Company failed to make any required payments pursuant to the terms of this secured promissory note. At December 31, 2005, accrued interest expense payable totaled $1,144. On January 25, 2006, a payment of $458,000 plus accrued interest of $2,931 was made to the officer to retire the note.

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

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises, Inc., a Nevada corporation 100% owned by Bryce Knight.


NOTE 6:           PROVISION FOR INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2007, the Company's cost of its investments for federal income tax purposes is equal to its cost for financial reporting purposes. The Company files a consolidated income tax return with its wholly owned subsidiaries, SGI and ACL.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended
December  31, 2007 and 2006,  for the period from  December 16, 2005 to December
31, 2005 and the period from January 1, 2005 to December 15, 2005 is as follows.


                                                                            Dec. 16, 2005      Jan. 1, 2005
                                                2007             2006      to Dec. 31, 2005  to Dec. 15, 2005
                                             ---------        ---------        ---------        ---------

Tax expense (benefit) computed at
    statutory rate                           $(134,400)       $ 169,800        $  (1,000)       $  28,000
Non-deductible item                              1,461            9,200             --               --
Increase (decrease) in valuation allowance      95,000         (179,000)           1,000          (28,000)
                                             ---------        ---------        ---------        ---------

Provision (benefit) for income taxes         $ (37,939)       $    --          $    --          $    --
                                             =========        =========        =========        =========


As of December 31, 2007, the Company has approximately $69,000 of capital loss available to offset future capital gains, which expire through the year 2011.

At December 31, 2007 and 2006, significant components of the Company's deferred tax assets (benefits) are summarized below.

                                             2007             2006
                                          ---------        ---------
         Deferred Tax Assets:
Net Capital Loss Carry Forward            $  23,700        $  33,400
Investments                                  88,000          (64,200)
Tax liability of portfolio company             --             47,500
Less Valuation Allowance                   (111,700)         (16,700)
                                          ---------        ---------
          Total deferred tax assets            --               --

Deferred Tax Liabilities                       --               --
                                          ---------        ---------

Net Deferred Tax Assets                   $    --          $    --
                                          =========        =========

The tax refund of $37,939 from carryback of the 2007 net operating loss to 2006 was received in April 2008.


NOTE 7:           STOCK OPTION AND EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS
The Company's stock option plan (the 1997 Stock Option Plan) allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company. Options granted under the Plan are generally for periods not to exceed ten years and generally must be at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are established at the estimated fair value of the stock on the date of grant. Stock options granted by the Company to others are primarily for legal and investment banking services. In connection with the Company's acquisition of SGI in 2001, the Company renegotiated the stock options previously granted to former members of management. These options for 21,698 common shares were considered a new grant pursuant to SFAS No. 123(R). These options are fully vested, do not expire and are exercisable at $4.00 per share, the adjusted closing bid price of the Company's common stock on the date of grant. Accordingly, no compensation was charged to income using the intrinsic value method of accounting. These options were granted under the 1997 Stock Option Plan.
On February 24, 2004, the Company established the 2004 Stock Plan (the Plan). The plan registers, via an S8 registration statement, up to 2,250 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be such key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The
Committee's designation of a participant in any year shall not require the Committee to designate such person to receive awards in any other year. The designation of a participant to receive an award under one portion of the Plan does not require the Committee to include such participant under other portions of the Plan. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards.

During the year ended December 31, 2005, the Company issued 1,250 shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services, reducing the shares of common stock available for future awards under the stock plan to 1,000 shares at December 31, 2007 and 2006.


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

Compensation in the amount of $43,597 was due from the profit sharing plan for 2007 to the Chief Executive Officer, Mr. Knight.


NOTE 8:                    COMMITMENTS AND CONTINGENCIES

Leases
The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis. Our chief executive officer is providing the space at no cost.


                           SMALL CAP STRATEGIES, INC.
                          Schedules of Financial Ratios
               Three Years Ended December 31, 2007, 2006 and 2005

                                                                                                                 Prior to
                                                                                                                 Becoming an
                                                                                                                 Investment
                                                                                                                  Company
                                                                                              Period from       Period from
                                                                                             Dec. 16, 2005      Jan. 1, 2005
                                                              2007              2006        to Dec. 31, 2005  to Dec. 15, 2005
                                                      -----------------  -----------------  ---------------   ----------------

Per share information:
Net asset value, beginning of period                          $ 1.0717          $ (0.7980)       $ (0.5221)        $ (0.9760)
Net increase (decrease) from operations                         0.1672             0.7011          (0.0089)           0.2661
Net change in realized and unrealized appreciation
     (depreciation) on investments                             (0.7948)            0.4086                -                 -
Net increase (decrease) from stock transactions                (0.2091)            0.7600          (0.2670)           0.1878
                                                      -----------------  -----------------  ---------------   ---------------
Net asset value, end of period                                $ 0.2350           $ 1.0717        $ (0.7980)        $ (0.5221)
                                                      =================  =================  ===============   ===============

Per share market value:
  Beginning of period                                         $ 1.6000           $ 3.0000         $ 2.2000          $ 2.0000
  End of period                                                 0.1700             1.6000           3.0000            2.2000
Investment return, based on market price at end of
  period (1)                                                      -89%               -47%              36%               10%

Ratios/supplemental data:
Net assets end of period                                     $ 161,593          $ 415,515       $ (263,672)       $ (168,957)
Average net assets                                             268,674            571,413         (216,315)         (230,175)

Ratio of expenses to average net assets                          65.0%              42.8%            -0.7%            -39.8%
Ratio of increase (decrease) in net assets from
     operations to average net assets                          -133.0%              87.0%             1.3%            -35.8%

Weighted average number of shares outstanding:
     Basic and diluted                                         569,366            449,941          328,429           309,780

Number of shares outstanding, end of period                    687,770            387,770          330,773           323,273

(1) Periods of less than one year are not annualized.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):         CONTROLS AND PROCEDURES

     1.   Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 (the "Evaluation Date"). Based upon that evaluation, the chief executive officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including its chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

     2.   Internal Control over Financial Reporting

          (a) Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007, primarily due to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

(b)      Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.


ITEM 9B:          OTHER INFORMATION

None.

                                    PART III

ITEM 10:             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2007. There are no family relationships between the officer and directors. A summary of the background and experience of each of these individuals immediately follows the table.


      NAME          AGE         POSITION               OFFICER OR DIRECTOR SINCE
--------------------------------------------------------------------------------

Bryce Knight        24        President, CEO, CFO               2005
                              and Director

Paul Johnson        59        Director                          2005

Joel Holt           77        Director                          2006


Bryce Knight  serves as  President,  CEO,  CFO and Director of the Company.  Mr.
Knight also served as Vice-President and Chief Financial Officer of Global Beverage Solutions, Inc. (OTCBB: GBVS) until February 23, 2007. He is the President of Knight Enterprises, Inc. and Knight Consulting Corporation, corporate strategy and financial consulting firms, as well. Previously Mr. Knight worked with General Electric as a financial analyst for its consumer products division and with Robert Bosch Tool Corporation in the marketing department. Mr. Knight graduated with honors from Bellarmine University with a Business Administration degree and a Master's of Business Administration.

Paul Johnson serves as a Director for the Company. He specializes in designing and directing the implementation of new and innovative business strategies and in recruiting the best talent to develop and grow businesses. Over the past 20 years his companies have created major innovations in rapid business development strategies, knowledge management, and software interface design.

Mr. Johnson is President of Homeland Safety International and is responsible for the strategic planning and business development for the Company. In addition, he serves as an executive consultant to several developing companies in the Dallas/Ft. Worth, Texas area. Mr. Johnson is an active participant in strategic planning and business development in each of these companies. Over the past 15 years he has founded seven technology-related companies, the largest of which was Multimedia Learning, Inc. (ranked 154th on the "Inc. 500" in 1996). From 1991-1998, Mr. Johnson served as CEO of Multimedia Learning, Inc. Mr. Johnson is a graduate of City College of New York and is a veteran of the Vietnam war.

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

CODE OF ETHICS

SCPS has adopted a code of ethics for its officers and directors, which is attached as Exhibit 14 to the March 31, 2007 Form 10-Q.

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

(a)      Summary compensation table

                                                                                  Directors Fee
Name and                                        Salary          Bonus            Earned or Paid             Total
Principal Position                Year            ($)            ($)               In Cash ($)               ($)
------------------                ----            ---            ---               -----------               ---

Bryce Knight                      2007       $ 30,000           $43,597(a)                 -             $ 73,597
PEO and PFO since                 2006       $ 30,000                 -            $   7,500             $ 37,500
September 19, 2006                2005              -                 -                    -                    -

Mark Lindberg                     2007            N/A               N/A                  N/A                  N/A
PFO until                         2006       $ 22,500                              $   7,500             $ 30,000
September 19, 2006                2005              -                 -                    -                    -


     (a) The bonus to Mr. Knight includes $29,556 which was paid and $14,041 which was accrued pursuant to the executive profit sharing plan.

Mr. Knight's compensation is paid to Knight Enterprises, Inc., which is wholly owned by Mr. Knight.

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

                            Stock appreciation rights
On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract ("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of our common stock using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to said two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. No SARs have been awarded as of December 31, 2007.

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

Compensation in the amount of $43,597 was due Mr. Knight from the profit sharing plan for 2007.


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

     (h)  Compensation of directors

                                                        Directors Fee
                                                       Earned or Paid
Name                                                     In Cash ($)
----                                                     -----------

Paul Johnson                                          $       1,000

Joel Holt                                             $       1,000

Director compensation paid to executive officers is included in the summary compensation table above.

Directors, including executive officers, are compensated $1,000 for each meeting during the year. There was one meeting during 2007.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2007, certain information concerning the beneficial ownership of each class of our voting stock held by:

     - each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

     -    each of our directors;

     -    each of our executive officers; and

     -    all of our executive officers and directors as a group.

There were 687,770 shares of our common stock issued and outstanding at December 31, 2007.


         NAME AND ADDRESS (1)                COMMON (2)             % COMMON
         --------------------                ----------             --------

         Shocker 100 Index LP                   56,219                8.2%

         Bryce Knight                          300,000               43.6%

         Paul Johnson                                -                -

         Joel Holt                                   -                -

         Officers and Directors
             as a group                        300,000               43.6%


(1) The address of all parties listed is C/O Small Cap Strategies, Inc., 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Shares are as of December 31, 2007.

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

At December 31, 2005, the Company had received $108,595 in non-interest bearing advances from director/shareholders. During 2006, $35,199 of this amount was repaid. During 2007, the remaining balance of $73,396 was contributed to the Company's capital.

At December 31, 2007, the Company owes its CEO $14,041 in accrued compensation.

On April 18, 2006, the Company issued 169,227 shares of common stock with a par value of $.001 to Shocker, a limited partnership in which ACL owned a 42.9% limited partnership interest at the time, and a related party, for a purchase price of $541,527, based on the Company's net asset value per share. The consideration consisted of $35,381 cash, a $406,146 stock subscription receivable, and extinguishment of the Company's $100,000 note payable to Shocker. The note was unsecured with an interest rate of 8% per annum and was payable as Shocker might from time to time designate in writing. The Company received a cash payment of $36,146 in October 2006 and total accrued interest in the amount of $8,373 was also applied to reduce the stock subscription receivable. The balance of the stock subscription receivable of $361,627 was exchanged with Shocker for 113,009 shares of our common stock effective December 31, 2006.

On December 16, 2005, in conjunction with the stock purchase of ACL, the Company issued a secured promissory note in the amount of $458,000 to an officer of the Company. Quarterly payments of $114,500 were due commencing on the 1st day of the third month for a period of 360 days, beginning on January 1, 2006. Interest on the note was 6% per annum and payable in full on the maturity date. On January 25, 2006, a payment of $458,000 plus accrued interest of $2,931 was made to the officer to retire the note.

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

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises, Inc., a Nevada corporation 100% owned by Bryce Knight.


ITEM 14:          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $11,756 and $49,032 for the years ended December 31, 2007 and 2006, respectively, including billings received through January 31, 2008. The 2007 amount includes only the quarterly reviews.

Audit-Related Fees: None

Tax Fees - None by current auditor.

All Other Fees - None.

                                     PART IV

ITEM 15:          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a)  The following documents are filed as part of this report:

     1. Financial Statements - The following financial statements of Small Cap Strategies, Inc. are contained in Item 8 of this Form 10-K:

          o    Report of Independent Registered Public Accountant
          o    Statements of Net Assets at December 31, 2007 and 2006
          o Statements of Operations - For the fiscal years ended December 31, 2007, 2006 and 2005
          o Statements of Cash Flows - For the fiscal years ended December 31, 2007, 2006 and 2005
          o Statements of Changes in Net Assets - For the fiscal years ended December 31, 2007, 2006 and 2005
          o    Schedule of Investments - At December 31, 2007 and 2006
          o Notes to the Financial Statements o Financial Highlights - For the fiscal years ended December 31, 2007, 2006 and 2005

     2. Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

     3. Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit               Description
-------               -----------

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

DATE:   April 14, 2008                      SMALL CAP STRATEGIES, INC.


                                            /s/ Bryce Knight
                                            ----------------
                                            Bryce Knight
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE                                        SIGNATURE/TITLE

April 14, 2008                               /s/ Bryce Knight
                                            --------------------------
                                            Bryce Knight
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and Director

April 14, 2008                              /s/ Paul Johnson
                                            --------------------------
                                            Paul Johnson
                                            Director

April 14, 2008                              /s/ Joel Holt
                                            -----------------------------------
                                            Joel Holt
                                            Director