Form 10-Q
period 2008-03-31
Small Cap Strategies Inc
filed 2008-05-08
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2008


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

              3651 Lindell Road, Suite D #146, Las Vegas, NV 89103
              ----------------------------------------------------
               (Address of principal executive office) (zip code)


                                 (702) 943-0330
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [ ]                Accelerated filer [ ]
  Non-accelerated filer [X]                  Smaller reporting company [ ]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of April 30, 2008, was 687,770 shares.

                           SMALL CAP STRATEGIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

Part I            Financial Information (unaudited)

      Item 1:     Condensed Financial Statements

                  Statements of Net Assets as of March 31, 2008 and
                    December 31, 2007                                          3
                  Statements of Operations - For the Three Months Ended
                    March 31, 2008 and 2007                                    4
                  Statements of Cash Flows - For the Three Months
                    Ended March 31, 2008 and 2007                              5
                  Statements  of Changes in Net Assets - For the Three
                    Months Ended March 31, 2008 and 2007                       6
                  Financial Highlights - For the Three Months Ended
                    March 31, 2008 and 2007                                    7
                  Schedule of Investments as of March 31, 2008                 8
                  Schedule of Investments as of December 31, 2007              9
                  Notes to Condensed Financial Statements                     10
      Item 2:     Managements Discussion and Analysis of Financial
                    Condition and Results of Operations                       20
      Item 3:     Quantitative and Qualitative Disclosure about Market Risk   29
      Item 4:     Controls and Procedures                                     29

Part II           Other Information                                           30

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


PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                        SMALL CAP STRATEGIES, INC.
                    Condensed Statements of Net Assets
                   March 31, 2008 and December 31, 2007

                                                                           2008           2007
                                                                       -----------    -----------
                                                                       (Unaudited)

ASSETS
Investments in non-controlled portfolio companies; cost of $198,483
  at March 31, 2008 and $395,765 at December 31, 2007                  $    71,715    $   137,020
                                                                       -----------    -----------
     Total investments                                                      71,715        137,020
Cash and cash equivalents                                                   14,462          3,653
Accounts receivable                                                          4,386           --
Income tax refund receivable                                                37,939         37,939
Office equipment, less accumulated depreciation of $117 at March 31,
  2008 and $24 at December 31, 2007                                          1,742          1,835
                                                                       -----------    -----------
  TOTAL ASSETS                                                             130,244        180,447
                                                                       -----------    -----------

LIABILITIES
  Accounts payable, trade                                                     --            4,813
  Amounts due related party                                                 41,970         14,041
                                                                       -----------    -----------
  TOTAL LIABILITIES                                                         41,970         18,854
                                                                       -----------    -----------
NET ASSETS                                                             $    88,274    $   161,593
                                                                       ===========    ===========

Commitments and contingencies (Note 8)

COMPOSITION OF NET ASSETS:
  Common stock,  $.001 par value,  authorized  100,000,000 shares
     687,770 shares issued and outstanding at March 31, 2008 and
     December 31, 2007                                                         688            688
  Additional paid in capital                                             2,620,390      2,620,390
  Accumulated deficit:
    Accumulated net operating loss                                      (2,230,592)    (2,190,788)
    Net realized gain (loss) on investments                               (175,445)        (9,952)
    Net unrealized appreciation (depreciation) of investments             (126,767)      (258,745)
                                                                       -----------    -----------
NET ASSETS                                                             $    88,274    $   161,593
                                                                       ===========    ===========
NET ASSET VALUE PER SHARE                                              $    0.1283    $    0.2350
                                                                       ===========    ===========

           See accompanying notes to condensed financial statements.




                      SMALL CAP STRATEGIES, INC.
                  Condensed Statements of Operations
              Three Months Ended March 31, 2008 and 2007
                             (Unaudited)

                                                                       2008         2007
                                                                     ---------    ---------
Revenues
Dividends from wholly-owned portfolio company                        $    --      $  49,000
Interest income                                                             19         --
                                                                     ---------    ---------
     Total revenues                                                         19       49,000
Expenses:
  Officer and employee compensation                                     15,000       19,556
  Professional fees                                                     16,045       40,358
  Shareholder service costs                                                575        1,958
  Rent expense                                                           5,222         --
  Other general and administrative expense                               2,981        1,132
                                                                     ---------    ---------
     Total expenses                                                     39,823       63,004
                                                                     ---------    ---------
Loss before income taxes                                               (39,804)     (14,004)
Income tax expense (benefit)                                              --         (4,800)
                                                                     ---------    ---------
Net loss from operations                                               (39,804)      (9,204)
                                                                     ---------    ---------

Net realized and unrealized gains (losses):
  Net realized gain (loss) on investments, net of income taxes
     of none in 2008 and 2007                                         (165,493)        --
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax of none in 2008 and $35,852 in 2007           131,978       69,481
                                                                     ---------    ---------
          Net realized and unrealized gains (losses)                   (33,515)      69,481
                                                                     ---------    ---------
Net increase (decrease) in net assets from operations                $ (73,319)   $  60,277
                                                                     =========    =========

Net increase (decrease) in net assets from operations
     per share, basic and diluted                                    $ (0.1066)   $  0.1554
                                                                     =========    =========
Weighted average common shares outstanding,
     basic and diluted                                                 687,770      387,770
                                                                     =========    =========


           See accompanying notes to condensed financial statements.




                    SMALL CAP STRATEGIES, INC.
                Condensed Statements of Cash Flows
            Three Months Ended March 31, 2008 and 2007
                           (Unaudited)

                                                                   2008         2007
                                                                 ---------    ---------
Cash flows from operating activities:
Net increase (decrease) in net assets from operations            $ (73,319)   $  60,277
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
     Change in net unrealized depreciation (appreciation)
        of investments                                            (131,978)    (105,333)
     Proceeds from sale of investments                              75,110         --
     Investment in non-affiliated portfolio company                (43,320)        --
     Loss on sale of investments                                   165,493         --
     Depreciation                                                       93         --
     Deferred income taxes                                            --         31,052
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                  (4,386)
        Increase (decrease) in accounts payable                     (4,813)      25,268
        Increase (decrease) in accrued expenses                       --          8,600
        Increase (decrease) in taxes payable                          --        (10,000)
        Increase (decrease) in amounts due related party            27,929
                                                                 ---------    ---------
          Net cash used by operating activities                     10,809        9,864
                                                                 ---------
Cash flows from investing activities:
          Net cash provided by investing activities                   --           --
                                                                 ---------    ---------
Cash flows from financing activities:
          Net cash provided by (used in) financing activities         --           --
                                                                 ---------    ---------
Net increase (decrease) in cash and cash equivalents                10,809        9,864
Cash and cash equivalents, beginning of period                       3,653          326
                                                                 ---------    ---------
Cash and cash equivalents, end of period                         $  14,462    $  10,190
                                                                 =========    =========

Supplemental Cash Flow Information:
     Interest paid                                               $    --      $    --
     Income taxes paid                                                --           --
  Non-cash investing and financing activities:










           See accompanying notes to condensed financial statements.




                      SMALL CAP STRATEGIES, INC.
            Condensed Statements of Changes in Net Assets
              Three Months Ended March 31, 2008 and 2007
                             (Unaudited)

                                                                2008          2007
                                                              ---------    ---------
Changes in net assets from operations:
  Net earnings (loss) from operations                         $ (39,804)   $  (9,204)
  Net realized gain (loss) on sale of investments, net         (165,493)        --
  Change in net unrealized appreciation (depreciation) of
       investments, net                                         131,978       69,481
                                                              ---------    ---------
    Net increase (decrease) in net assets from operations       (73,319)      60,277
                                                              ---------    ---------

Capital stock transactions:
                                                              ---------    ---------
         Net increase in net assets from stock transactions        --           --
                                                              ---------    ---------
Net increase (decrease) in net assets                           (73,319)      60,277
Net assets (liabilities), beginning of period                   161,593      415,515
                                                              ---------    ---------
Net assets, end of period                                     $  88,274    $ 475,792
                                                              =========    =========


           See accompanying notes to condensed financial statements.




                      SMALL CAP STRATEGIES, INC.
                         Financial Highlights
              Three Months Ended March 31, 2008 and 2007
                              (Unaudited)

                                                                              2008          2007
                                                                           ---------     ---------
PER SHARE INFORMATION
 Net asset value, beginning of period                                      $ 0.2350      $ 1.0715
 Net increase (decrease) from operations                                    (0.0579)      (0.0237)
 Net change in realized gains (losses) and unrealized appreciation
  (depreciation) of investments, net                                        (0.0488)       0.1792
 Net increase from stock transactions                                           --            --
                                                                           ---------     ---------
     Net asset value, end of period                                        $ 0.1283      $ 1.2270
                                                                           =========     =========

Per share market value:
  Beginning of period                                                      $ 0.1720      $ 1.6000
  End of period                                                            $ 0.1500      $ 0.4000

Investment return, based on market price at end of period (1)                -12.8%        -75.0%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                                 $ 88,274      $475,792
 Average net assets                                                         120,279       423,589
 Annualized ratio of expenses to average net assets                          132.4%         59.5%
 Annualized ratio of net increase (decrease) in net assets from
     operations to average net assets                                       -243.8%         56.9%
 Shares outstanding at end of period                                        687,770       387,770
 Weighted average shares outstanding during period                          687,770       387,770

(1) Periods of less than one year are not annualized.


           See accompanying notes to condensed financial statements.




                         SMALL CAP STRATEGIES, INC.
                          Schedule of Investments
March 31, 2008

  Percent/                                                                                                    Percent
   shares      Date of                                                               Historical    Fair         net
    owned     acquisition                                                               cost       value      assets
    -----     -----------                                                             --------   --------    --------

Investments in, net of advances from controlled portfolio companies:

    100%        Dec-05   ACL Consulting Corporation; in process of
                         liquidation                                                  $   --     $   --          0.0%
    100%        Oct-01   The Sarasota Group, Inc.; inactive                               --         --          0.0%
                                                                                      --------   --------    --------
                         Total controlled portfolio companies                             --         --          0.0%
                                                                                      --------   --------    --------

Investments in non-controlled portfolio companies:
   112,725     Various   HealthSport, Inc. (HSPO.OB); a fully integrated
                         developer, manufacturer and marketer of unique and
                         proprietary branded and private label edible film strip
                         nutritional supplements and over-the-counter drugs            169,210     42,835       48.5%
   3 Units      Mar-08   Shocker 200 Index LP; an investment fund with
                         investments primarily in private companies in the
                         form of convertible debt and common stock                      28,880     28,880       32.7%
   Various     Various   Miscellaneous                                                     393       --          0.0%
                                                                                      --------   --------    --------
                         Total non-controlled portfolio companies                      198,483     71,715       81.2%
                                                                                      --------   --------    --------
                              Total investments                                       $198,483     71,715       81.2%
                                                                                      ========
                         Cash and other assets, less liabilities                                   16,559       18.8%
                                                                                                 --------    --------
                         Net assets at March 31, 2008                                            $ 88,274      100.0%
                                                                                                 ========    ========



                See accompanying notes to financial statements.




                          SMALL CAP STRATEGIES, INC.
                           Schedule of Investments
                               December 31, 2007

   Percent/                                                                                                 Percent
    shares       Date of                                                            Historical    Fair        net
    owned      acquisition                                                             cost       value      assets
    -----      -----------                                                           --------   --------    --------

Investments in, net of advances from controlled portfolio companies:

     100%        Dec-05    ACL Consulting Corporation; in process of
                           liquidation                                               $   --     $   --          0.0%
     100%        Oct-01    The Sarasota Group, Inc.; inactive                            --         --          0.0%
                                                                                     --------   --------    --------
                           Total controlled portfolio companies                          --         --          0.0%
                                                                                     --------   --------    --------

Investments in non-controlled portfolio companies:
    263,500      Various   HealthSport,   Inc.  (HSPO.OB);  a  fully  integrated
                           developer,  manufacturer  and  marketer of unique and
                           proprietary  branded  and private  label  edible film
                           strip
                           nutritional supplements and over-the-counter drugs         395,372    137,020       84.8%
   Various       Various   Miscellaneous                                                  393       --          0.0%
                                                                                     --------   --------    --------
                           Total non-controlled portfolio companies                   395,765    137,020       84.8%
                                                                                     --------   --------    --------
                                Total investments                                    $395,765    137,020       84.8%
                                                                                     ========
                           Cash and other assets, less liabilities                                24,573       15.2%
                                                                                                --------    --------
                           Net assets at December 31, 2007                                      $161,593      100.0%
                                                                                                ========    ========


                See accompanying notes to financial statements.

                           SMALL CAP STRATEGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations

                     MERGER WITH SMALL CAP STRATEGIES, INC.

Effective September 30, 2006, Photonics Corporation ("Photonics"), a California corporation, merged into Small Cap Strategies, Inc. ("SMCA", the "Company"), a Nevada corporation, with SMCA being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SMCA. Photonics also had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SMCA did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the date filed with the Nevada Secretary of State, May 21, 2007. Accordingly, all share transactions and disclosures have been restated as if the reverse stock splits occurred before all periods presented. The Company currently trades on the OTCBB under the symbol SMCA.OB.

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

Unaudited Condensed Interim Financial Statements Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the accounts of SMCA and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company
The operating results for the three months ended March 31, 2008 and 2007 reflect the Company's results as an investment/business development company under the Investment Company Act of 1940, as amended.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
EPS - basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as options, warrants and convertible debt. Diluted EPS for the three months ended March 31, 2008 and 2007 includes no potentially dilutive equivalent shares. Accordingly, basic and diluted EPS are the same for all periods presented.

Reclassifications
Certain reclassifications have been made to the 2007 balances to conform to the 2008 financial statement presentation.

NOTE 3: INVESTMENTS

Investments at March 31, 2008, and December 31, 2007, may be summarized as follows:

                                                  Cost      Fair Value

Balance, December 31, 2007                     $ 395,765    $ 137,020
Acquisitions                                      28,880       28,880
Sales                                           (226,162)    (226,163)
Investment appreciation (depreciation)              --        131,978
                                               ---------    ---------
     Net balance, March 31, 2008               $ 198,483    $  71,715
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

Utilizing the foregoing method, the Board of Directors of the Company has valued its investments as follows:

Controlled portfolio companies:
-------------------------------
ACL Consulting Corporation formerly provided business consulting services to companies desiring to go public and currently manages investments earned or acquired in this activity. The Board of Directors determined that maintaining ACL as a separate subsidiary was not cost effective. Accordingly, in 2007 the Company had ACL transfer its marketable securities to the Company with the intention of dissolving ACL in 2008. In addition, the Company assumed ACL's liabilities of $49,452 as part of the transaction. No value is assigned to ACL at March 31, 2008.

The Sarasota Group, Inc. is inactive and has no value.

Unaffiliated portfolio companies:
---------------------------------
HealthSport, Inc. is a fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs. The Board of Directors has valued the

Company's investment at the closing price at the end of March 2008. The 112,725 shares were valued at $42,835.

Shocker 200 Index LP has an interest in several small public companies and private companies with plans to become public. The investments include restricted stock, free-trading stock and convertible loans. The free-trading common stock is in securities with very limited trading activity. Accordingly, the Board of Directors has valued the investments at the cost of $28,880 at March 31, 2008, which is at a discount of approximately 73% from book value of net assets.


NOTE 4: COMPOSITION OF NET ASSETS (STOCKHOLDERS' EQUITY)

Merger
Effective September 30, 2006, Photonics Corporation, a California corporation, merged into Small Cap Strategies, Inc., a Nevada corporation, with SMCA being the surviving entity. The effect of this corporate action was to change the Company's state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SMCA. Photonics also had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SMCA did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the date filed with the Nevada Secretary of State, May 21, 2007. All share transactions and disclosures have been restated as if the reverse stock splits occurred before all periods presented.

Common Stock
The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 with each share having one voting right. There are 687,770 common shares outstanding at March 31, 2008 and December 31, 2007.

Preferred Stock
As noted above, at September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SMCA did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006.

Stock appreciation rights
On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract ("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of the common stock of the Company using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to the two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. There were no SAR contracts outstanding at March 31, 2008.

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

On May 24, 2007, Knight Capital Corporation, wholly owned by the Company's Chief Executive Officer, acquired 300,000 restricted shares for $30,000.

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises, Inc., a Nevada corporation 100% owned by Bryce Knight. Amounts due related party at March 31, 2008, include $41,970 owed to Mr. Knight for accrued compensation and expense reimbursements.


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

Compensation in the amount of $12,056 was due from the profit sharing plan for the quarter ended March 31, 2007, and none for the quarter ended March 31, 2008.


     NOTE 7: COMMITMENTS AND CONTINGENCIES

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

Leases
The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, NV 89103 on a month-to-month basis. Mr. Knight also provides a working office in California and is reimbursed approximately $2,300 per month as a part of his compensation.

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

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, when we acquired ACL in December 2005. Accordingly, the most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Results of Operations
---------------------

Comparison of the three months ended March 31, 2008 and 2007
------------------------------------------------------------

     o During the three months ended March 31, 2007, we received dividends of $49,000 from our wholly-owned portfolio company, ACL. The payment of dividends was contingent upon the availability of funds in ACL. The assets of ACL were transferred to SMCA in 2007 and ACL is in process of being liquidated. Accordingly, no dividends were received in 2008. We had $19 in interest income during the three months ended March 31, 2008.

     o During the three months ended March 31, 2008, our operating expenses were $39,823 as compared to $63,004 in the year earlier period.

          1. Officer and employee compensation amounted to $15,000 in 2008 as compared to $19,556 in the year earlier period. The 2007 amount also includes $12,056 in executive profit sharing. Base compensation amounted to $5,000 per month in 2008 and $2,500 per month in 2007.
          2. Audit and review fees amounted to $12,535 and $31,182 and accounting and tax services amounted to $3,510 and $9,176 in 2008 and 2007, respectively. Accounting and tax services were duplicated in 2007 during the transition from a higher cost firm. Audit and review fees have declined as a result of simplifying the organization with the elimination of ACL.
          3. Rent expense amounted to $5,222 in 2008 and none in 2007. A part of Mr. Knight's compensation includes reimbursement of rent in the amount of approximately $2,300 per month commencing in 2008.

     o During the three months ended March 31, 2008 we realized a loss of $165,493.

     o During the three months ended March 31, 2008 and 2007, we recorded net unrealized appreciation on our investments in the amount of $131,978 and $69,481, respectively. The 2007 amount was net of a deferred tax provision of $35,852.


Liquidity and Capital Resources
-------------------------------

     o At March 31, 2008, we had total assets of $130,244 as compared to total assets of $180,447 at December 31, 2007. The decline is primarily a result of the losses recognized on sales of investments plus the increase in unrealized depreciation on assets still owned, less an increase in cash.

     o Liabilities have increased during 2008 from $18,854 at year-end 2007 to $41,970 as of March 31, 2008. The increase in liabilities is primarily a result of the CEO not being paid during the quarter while funds were being obtained.

     o As of March 31, 2008, we had net assets of $88,274 as compared to net assets of $161,593 at December 31, 2007. The decline is a result of the changes above.


Net Asset Value
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $130,244 and from this, are subtracted liabilities and debts of $41,970. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $88,274. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (687,770). The NAV/S is $0.1283.

Our Plan of Operation for the Next Twelve Months
------------------------------------------------

Management's Analysis of Business
---------------------------------

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

Current Portfolio Companies

On December 16, 2005, we entered into a stock purchase agreement to acquire all (100%) of the issued and outstanding shares of the capital stock of ACL, which was majority owned by an officer and director of the Company and which provided business consulting services to companies that desired to go public. ACL is not currently active in its business consulting services. The Board of Directors determined that maintaining ACL as a separate subsidiary was not cost effective. Accordingly, in 2007 the Company had ACL transfer its marketable securities to the Company with the intention of dissolving ACL in 2008. In addition, the Company assumed ACL's liabilities of $49,452 as part of the transaction. No value is assigned to ACL at March 31, 2008.

We acquired 240,000 shares of HealthSport, Inc. in May 2007 in exchange for our 8% promissory note payable in the amount of $535,200. In September 2007, both parties agreed to rescind the transaction. We returned the shares to the note holder and the note was returned to us and cancelled. We received 358,500 shares of HealthSport from ACL when we determined to liquidate ACL. As of March 31, 2008, we have sold 244,775 shares of HealthSport, leaving a balance of 112,725 shares on which we have recorded unrealized depreciation of $126,375. We acquired three units of Shocker 200 Index LP in March 2008 with the proceeds from 76,000 shares of HealthSport.


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


ITEM 4: CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including insuring that such information is accumulated and communicated to the Company's management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                                 SMALL CAP STRATEGIES, INC.


Date:    May 7, 2008                             By: /s/ Bryce Knight
                                                     ------------------
                                                     Bryce Knight
                                                     Chief Executive Officer and
                                                     Chief Financial Officer