Form 10-Q
period 2008-06-30
Small Cap Strategies Inc
filed 2008-07-25
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2008


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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of July 15, 2008, was 787,770 shares.

                           SMALL CAP STRATEGIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

Part I            Financial Information (unaudited)

      Item 1:     Condensed Financial Statements

                  Statements of Net Assets as of June 30, 2008
                    and December 31, 2007                                      3

                  Statements of Operations - For the Three Months
                    Ended June 30, 2008 and 2007                               4

                  Statements  of  Operations - For the Six Months
                    Ended June 30, 2008 and 2007                               5

                  Statements of Cash Flows - For the Six  Months
                    Ended June 30, 2008 and 2007                               6

                  Statements of Changes in Net Assets - For the Six
                    Months Ended June 30, 2008 and 2007                        7

                  Financial  Highlights - For the For the Six
                    Months Ended June 30, 2008 and 2007                        8

                  Schedule of Investments as of June 30, 2008                  9

                  Schedule of Investments as of December 31, 2007             10

                  Notes to Condensed Financial Statements                     11

      Item 2:     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       21
      Item 3:     Quantitative and Qualitative Disclosure about
                    Market Risk                                               30
      Item 4:     Controls and Procedures                                     30

Part II           Other Information                                           31

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

PART 1:    FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Net Assets
                       June 30, 2008 and December 31, 2007

                                                                              2008           2007
                                                                          -----------    -----------
                                                                           (Unaudited)
ASSETS
Investments in non-controlled portfolio companies; cost of $93,023
  at June, 2008 and $395,765 at December 31, 2007                         $    38,230    $   137,020
                                                                          -----------    -----------
     Total investments                                                         38,230        137,020
Cash and cash equivalents                                                      27,838          3,653
Income tax refund receivable                                                     --           37,939
Office equipment, less accumulated depreciation of $210 at June 30,
  2008 and $24 at December 31, 2007                                             1,649          1,835
                                                                          -----------    -----------
  TOTAL ASSETS                                                                 67,717        180,447
                                                                          -----------    -----------

LIABILITIES
  Accounts payable, trade                                                       4,193          4,813
  Amounts due related party                                                    20,991         14,041
                                                                          -----------    -----------
  TOTAL LIABILITIES                                                            25,184         18,854
                                                                          -----------    -----------
NET ASSETS                                                                $    42,533    $   161,593
                                                                          ===========    ===========

Commitments and contingencies (Note 7)

COMPOSITION OF NET ASSETS:
  Common stock, $.001 par value, authorized 100,000,000 shares
     787,770 and 687,770 shares issued and outstanding at June 30, 2008
     and December 31, 2007, respectively                                          788            688
  Additional paid in capital                                                2,626,290      2,620,390
  Accumulated deficit:
    Accumulated net operating loss                                         (2,268,967)    (2,190,788)
    Net realized gain (loss) on investments                                  (260,785)        (9,952)
    Net unrealized appreciation (depreciation) of investments                 (54,793)      (258,745)
                                                                          -----------    -----------
NET ASSETS                                                                $    42,533    $   161,593
                                                                          ===========    ===========
NET ASSET VALUE PER SHARE                                                 $    0.0540    $    0.2350
                                                                          ===========    ===========


See accompanying notes to condensed financial statements.







                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                    Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                        2008         2007
                                                                     ---------    ---------
Revenues
Dividends from wholly-owned portfolio company                        $   5,545    $  12,646
Interest income                                                             50           63
                                                                     ---------    ---------
     Total revenues                                                      5,595       12,709
Expenses:
  Officer and employee compensation                                     15,000        7,500
  Professional fees                                                     10,736        9,653
  Shareholder service costs                                              1,757        1,060
  Interest expense                                                        --          5,396
  Rent expense                                                           9,842         --
  Travel and entertainment                                               4,116         --
  Other general and administrative expense                               2,519           24
                                                                     ---------    ---------
     Total expenses                                                     43,970       23,633
                                                                     ---------    ---------
Loss before income taxes                                               (38,375)     (10,924)
Income tax expense (benefit)                                              --          4,800
                                                                     ---------    ---------
Net loss from operations                                               (38,375)     (15,724)
                                                                     ---------    ---------

Net realized and unrealized gains (losses):
  Net realized gain (loss) on investments, net of income taxes
     of none in 2008 and 2007                                          (85,341)         682
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax of none in 2008 and ($35,852) in 2007          71,974     (461,067)
                                                                     ---------    ---------
          Net realized and unrealized gains (losses)                   (13,367)    (460,385)
                                                                     ---------    ---------
Net increase (decrease) in net assets from operations                $ (51,742)   $(476,109)
                                                                     =========    =========

Net increase (decrease) in net assets from operations
     per share, basic and diluted                                    $ (0.0752)   $ (0.9316)
                                                                     =========    =========
Weighted average common shares outstanding,
     basic and diluted                                                 687,770      511,055
                                                                     =========    =========


See accompanying notes to condensed financial statements.







                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                     Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                       2008         2007
                                                                     ---------    ---------
Revenues
Dividends from wholly-owned portfolio company                        $   5,545    $  61,646
Interest income                                                             69           63
                                                                     ---------    ---------
     Total revenues                                                      5,614       61,709
Expenses:
  Officer and employee compensation                                     30,000       27,071
  Professional fees                                                     26,781       50,011
  Shareholder service costs                                              2,332        3,018
  Interest expense                                                        --          5,396
  Rent expense                                                          15,063         --
  Travel and entertainment                                               5,156        1,082
  Other general and administrative expense                               4,461           58
                                                                     ---------    ---------
     Total expenses                                                     83,793       86,636
                                                                     ---------    ---------
Loss before income taxes                                               (78,179)     (24,927)
Income tax expense (benefit)                                              --           --
                                                                     ---------    ---------
Net loss from operations                                               (78,179)     (24,927)
                                                                     ---------    ---------

Net realized and unrealized gains (losses):
  Net realized gain (loss) on investments, net of income taxes
     of none in 2008 and 2007                                         (250,833)         682
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax of none in 2008 and 2007                      203,952     (391,586)
                                                                     ---------    ---------
          Net realized and unrealized gains (losses)                   (46,881)    (390,904)
                                                                     ---------    ---------
Net increase (decrease) in net assets from operations                $(125,060)   $(415,831)
                                                                     =========    =========

Net increase (decrease) in net assets from operations
     per share, basic and diluted                                    $ (0.1818)   $ (0.9260)
                                                                     =========    =========
Weighted average common shares outstanding,
     basic and diluted                                                 687,770      449,048
                                                                     =========    =========


See accompanying notes to condensed financial statements.






                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                     2008         2007
                                                                   ---------    ---------
Cash flows from operating activities:
Net decrease in net assets from operations                         $(125,060)   $(415,831)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash from operating activities:
     Change in net unrealized depreciation (appreciation)
        of investments                                              (203,952)     391,586
     Proceeds from sale of investments                                51,909       34,132
     Investment in non-affiliated portfolio company                     --        (58,827)
     Loss (gain) on sale of investments                              250,833         (682)
     Depreciation                                                        186         --
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                    37,939
        Increase (decrease) in accounts payable                         (620)       9,780
        Increase (decrease) in accrued expenses                         --          1,997
        Increase (decrease) in taxes payable                            --         43,827
        Increase (decrease) in amounts due related party              12,950
                                                                   ---------    ---------
          Net cash from operating activities                          24,185        5,982
                                                                   ---------    ---------
Cash flows from investing activities:
          Net cash provided by investing activities                     --           --
                                                                   ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                --         30,000
                                                                   ---------    ---------
          Net cash provided by financing activities                     --         30,000
                                                                   ---------    ---------
Net increase in cash and cash equivalents                             24,185       35,982
Cash and cash equivalents, beginning of period                         3,653          326
                                                                   ---------    ---------
Cash and cash equivalents, end of period                           $  27,838    $  36,308
                                                                   =========    =========

Supplemental Cash Flow Information:
     Interest paid                                                 $    --      $    --
     Income taxes paid                                                  --           --
  Non-cash investing and financing activities:
     Note payable exchanged for portfolio company investment            --        535,200
     Exchange of one investment for another investment                28,880         --
     Restricted common stock issued for amount due related party       6,000         --






See accompanying notes to condensed financial statements.







                           SMALL CAP STRATEGIES, INC.
                  Condensed Statements of Changes in Net Assets
                     Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                    2008         2007
                                                                  ---------    ---------
Changes in net assets from operations:
  Net loss from operations                                        $ (78,179)   $ (24,927)
  Net realized gain (loss) on sale of investments, net             (250,833)         682
  Change in net unrealized appreciation (depreciation) of
       investments, net                                             203,952     (391,586)
                                                                  ---------    ---------
    Net decrease in net assets from operations                     (125,060)    (415,831)
                                                                  ---------    ---------

Capital stock transactions:
  Common stock issued for cash                                         --         30,000
  Restricted common stock issued for amount due related party         6,000         --
                                                                  ---------    ---------
         Net increase in net assets from stock transactions           6,000       30,000
                                                                  ---------    ---------
Net decrease in net assets                                         (119,060)    (385,831)
Net assets, beginning of period                                     161,593      415,515
                                                                  ---------    ---------
Net assets, end of period                                         $  42,533    $  29,684
                                                                  =========    =========



See accompanying notes to condensed financial statements.





















                           SMALL CAP STRATEGIES, INC.
                              Financial Highlights
                     Six Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                              2008              2007
                                                                            --------          --------
PER SHARE INFORMATION
 Net asset value, beginning of period                                       $ 0.2350          $ 1.0717
 Net increase (decrease) from operations                                     (0.1137)          (0.0555)
 Net change in realized gains (losses) and unrealized appreciation
  (depreciation) of investments, net                                         (0.0682)          (0.8705)
 Net increase from stock transactions                                         0.0009           (0.1025)
                                                                            --------          --------
     Net asset value, end of period                                         $ 0.0540          $ 0.0432
                                                                            ========          ========

Per share market value:
  Beginning of period                                                       $ 0.1720          $ 1.5800
  End of period                                                             $ 0.1500          $ 0.2500

Investment return, based on market price at end of period (1)                 -12.8%            -84.2%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                                  $ 42,533          $ 29,684
 Average net assets                                                           91,814           385,415
 Annualized ratio of expenses to average net assets                           182.5%             45.0%
 Annualized ratio of net increase (decrease) in net assets from
     operations to average net assets                                        -272.4%           -107.9%
 Shares outstanding at end of period                                         787,770           687,770
 Weighted average shares outstanding during period                           687,770           449,048

(1) Periods of less than one year are not annualized.


See accompanying notes to condensed financial statements.





















                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                                 June 30, 2008

  Percent/                                                                                               Percent
   shares      Date of                                                          Historical     Fair       net
    owned    acquisition                                                           cost        value     assets
    -----    -----------                                                         --------    --------   --------

Investments in, net of advances from controlled portfolio companies:

    100%        Dec-05   ACL Consulting Corporation; in process of
                         liquidation                                              $   --      $   --       0.0%
    100%        Oct-01   The Sarasota Group, Inc.; inactive                           --          --       0.0%
                                                                                 --------    --------   --------
                         Total controlled portfolio companies                         --          --       0.0%
                                                                                 --------    --------   --------

Investments in non-controlled portfolio companies:
   42,500      Various   HealthSport, Inc. (HSPO.OB); a fully integrated
                         developer, manufacturer and marketer of unique and
                         proprietary branded and private label edible film strip
                         nutritional supplements and over-the-counter drugs         63,750      9,350     22.0%
   3 Units     Mar-08    Shocker 200 Index LP; an investment fund with
                         investments primarily in private companies in the
                         form of convertible debt and common stock                  28,880     28,880     67.9%
   Various     Various   Miscellaneous                                                 393                 0.0%
                                                                                  --------   --------   --------
                         Total non-controlled portfolio companies                   93,023     38,230     89.9%
                                                                                  --------   --------   --------
                              Total investments                                   $ 93,023     38,230     89.9%
                                                                                  ========
                         Cash and other assets, less liabilities                                4,303     10.1%
                                                                                             --------   --------
                         Net assets at June 30, 2008                                         $ 42,533    100.0%
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



Investments in non-controlled portfolio companies:
          263,500Various   HealthSport,   Inc.  (HSPO.OB);  a  fully  integrated
                           developer,  manufacturer  and  marketer of unique and
                           proprietary  branded  and private  label  edible film
                           strip
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


NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company

The operating results for the three and six months ended June 30, 2008 and 2007 reflect the Company's results as an investment/business development company under the Investment Company Act of 1940, as amended.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)

EPS - basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as options, warrants and convertible debt. Diluted EPS for the three and six months ended June 30, 2008 and 2007 includes no potentially dilutive equivalent shares. Accordingly, basic and diluted EPS are the same for all periods presented.

Reclassifications

Certain reclassifications have been made to the 2007 balances to conform to the 2008 financial statement presentation.

NOTE 3:           INVESTMENTS

Investments at June 30, 2008, and December 31, 2007, may be summarized as follows:

                                            Cost      Fair Value

Balance, December 31, 2007               $ 395,765    $ 137,020
Acquisitions                                28,880       28,880
Cost of investments sold                  (331,622)    (331,622)
Investment appreciation (depreciation)        --        203,952
                                         ---------    ---------
     Net balance, June 30, 2008          $  93,023    $  38,230
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

Utilizing the foregoing method, the Board of Directors of the Company has valued its investments as follows:

Controlled portfolio companies:
-------------------------------
 ACL Consulting Corporation formerly provided business consulting services to companies desiring to go public and currently manages investments earned or acquired in this activity. The Board of Directors determined that maintaining ACL as a separate subsidiary was not cost effective. Accordingly, in 2007 the Company had ACL transfer its marketable securities to the Company with the intention of dissolving ACL in 2008. In addition, the Company assumed ACL's liabilities of $49,452 as part of the transaction. No value is assigned to ACL at June 30, 2008.

The Sarasota Group, Inc. is inactive and has no value.

Unaffiliated portfolio companies:
---------------------------------
HealthSport, Inc. is a fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs. The Board of Directors has valued the

Company's investment at the closing price at the end of June 2008. The 42,500 shares were valued at $9,350.

Shocker 200 Index LP has an interest in several small public companies and private companies with plans to become public. The investments include restricted stock, free-trading stock and convertible loans. The free-trading common stock is in securities with very limited trading activity. Accordingly, the Board of Directors has valued the investments at the cost of $28,880 at June 30, 2008, which is at a discount of approximately 73% from book value of net assets.


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

Common Stock

The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 with each share having one voting right. There are 787,770 and 687,770 common shares outstanding at June 30, 2008 and December 31, 2007, respectively.

Preferred Stock

As noted above, at September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SMCA did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006.

Stock appreciation rights

On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract ("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of the common stock of the Company using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to the two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. There were no SAR contracts outstanding at June 30, 2008.

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

On June 30, 2008, Knight Enterprises, Inc., a Nevada corporation wholly owned by Bryce Knight, acquired 100,000 restricted shares of our common stock in exchange for $6,000 owed to Knight Enterprises. Through his wholly owned companies, Mr. Knight now owns 50.78% of the issued and outstanding common stock of the Company.

At June 30, 2007 and December 31, 2006 outstanding advances from stockholders were $73,396. In reliance on advice of a former officer and director, these obligations were cancelled and treated as contributions to the Company's capital in September 2007.

On May 24, 2007, Knight Capital Corporation, wholly owned by the Company's Chief Executive Officer, acquired 300,000 restricted shares for $30,000.

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises. Amounts due related party at June 30, 2008, include $20,991 owed to Mr. Knight for accrued compensation and expense reimbursements.


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

During the year ended December 31, 2005, the Company issued 1,250 pre-split shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services at a price of $32.00 per share, reducing the shares of common stock available for future awards under the stock plan to 1,000 shares at June 30, 2008.

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

Compensation in the amount of $12,056 was due from the profit sharing plan for the three months ended March 31, 2007, none was due from the profit sharing plan for the three months ended June 30, 2007 and none for the three and six months ended June 30, 2008, respectively.


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

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007
-----------------------------------------------------------

     o During the three months ended June 30, 2008 and 2007, we received dividends of $5,545 and $12,646, respectively, from our wholly-owned portfolio company, ACL. The payment of dividends was contingent upon the availability of funds in ACL. The assets of ACL were transferred to SMCA in 2007 and ACL is in process of being liquidated. We had $50 in interest income during the three months ended June 30, 2008.

     o During the three months ended June 30, 2008, our operating expenses were $43,970 as compared to $23,633 in the year earlier period.

          1. Officer and employee compensation amounted to $15,000 in 2008 as compared to $7,500 in the year earlier period. Base compensation increased to $5,000 per month in 2008 and was $2,500 per month in 2007. No executive profit sharing was awarded in either period.
          2. Audit and review fees amounted to $8.936 and $6,715 and accounting and tax services amounted to $1,800 and $2,938 in 2008 and 2007, respectively. Accounting and tax services were duplicated in 2007 during the transition from a higher cost firm.
          3. Rent expense amounted to $9,842 in 2008 and none in 2007. A part of Mr. Knight's compensation includes reimbursement of rent in the amount of approximately $2,300 per month commencing in 2008.

     o During the three months ended June 30, 2008 and 2007, we realized a loss of $85,341 and a gain of $682, respectively, from sales of investments.

     o During the three months ended June 30, 2008 and 2007, we recorded net unrealized appreciation (depreciation) on our investments in the amount of $71,974 and ($461,067), respectively. The 2007 amount was net of a deferred tax benefit of $35,852.

Comparison of the six months ended June 30, 2008 and 2007
---------------------------------------------------------

     o During the six months ended June 30, 2008 and 2007, we received dividends of $5,545 and $61,646, respectively, from our wholly-owned portfolio company, ACL. The payment of dividends was contingent upon the availability of funds in ACL. The assets of ACL were transferred to SMCA in 2007 and ACL is in process of being liquidated. We had $69 and $63 in interest income during the six months ended June 30, 2008 and 2007, respectively.

     o During the six months ended June 30, 2008, our operating expenses were $83,793 as compared to $86,636 in the year earlier period.

          1. Officer and employee compensation amounted to $30,000 in 2008 as compared to $27,071 in the year earlier period. Base compensation increased to $5,000 per month in 2008 and was $2,500 per month in

               2007. The 2007 period included executive profit sharing in the amount of $12,071.
          2. Audit and review fees amounted to $21,471 and $37,897 and accounting and tax services amounted to $5,310 and $12,114 in 2008 and 2007, respectively. Accounting and tax services were duplicated in 2007 during the transition from a higher cost firm. Audit and review fees have declined as a result of simplifying the organization with the elimination of ACL.
          3. Rent expense amounted to $15,063 in 2008 and none in 2007. A part of Mr. Knight's compensation includes reimbursement of rent in the amount of approximately $2,300 per month commencing in 2008.

     o    During the six months ended June 30, 2008 and 2007, we realized a loss
          of  $250,833  and  a  gain  of  $682,  respectively,   from  sales  of
          investments.

     o During the six months ended June 30, 2008 and 2007, we recorded net unrealized appreciation (depreciation) on our investments in the amount of $203,952 and ($391,586), respectively.

Liquidity and Capital Resources
-------------------------------

     o At June 30, 2008, we had total assets of $67,717 as compared to total assets of $180,447 at December 31, 2007. The decline is primarily a result of the losses recognized on sales of investments plus the increase in unrealized depreciation on assets still owned, less an increase in cash.

     o Liabilities have increased during 2008 from $18,854 at year-end 2007 to $25,184 as of June 30, 2008. The increase in liabilities is primarily a result of increases in the amount due to the CEO.

     o As of June 30, 2008, we had net assets of $42,533 as compared to net assets of $161,593 at December 31, 2007. The decline is a result of the changes above.


Net Asset Value
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $67,717 and from this, are subtracted liabilities and debts of $25,184. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $42,533. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (787,770). The NAV/S is $0.0540.

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

Current Portfolio Companies

On December 16, 2005, we entered into a stock purchase agreement to acquire all (100%) of the issued and outstanding shares of the capital stock of ACL, which was majority owned by an officer and director of the Company and which provided business consulting services to companies that desired to go public. ACL is not currently active in its business consulting services. The Board of Directors determined that maintaining ACL as a separate subsidiary was not cost effective. Accordingly, in 2007 the Company had ACL transfer its marketable securities to the Company with the intention of dissolving ACL in 2008. In addition, the Company assumed ACL's liabilities of $49,452 as part of the transaction. No value is assigned to ACL at June 30, 2008.

We acquired 240,000 shares of HealthSport, Inc. in May 2007 in exchange for our 8% promissory note payable in the amount of $535,200. In September 2007, both parties agreed to rescind the transaction. We returned the shares to the note holder and the note was returned to us and cancelled. We received 358,500 shares of HealthSport from ACL when we determined to liquidate ACL. As of June 30, 2008, we have sold 316,000 shares of HealthSport, leaving a balance of 42,500 shares on which we have recorded unrealized depreciation of $54,400. We acquired three units of Shocker 200 Index LP in March 2008 with the proceeds from 76,000 shares of HealthSport.


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


ITEM 4:           CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including insuring that such information is accumulated and communicated to the Company's management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

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

Not Applicable.

ITEM 1A:          RISK FACTORS

Not Applicable.

ITEM 2:           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, we issued 100,000 shares of our restricted common stock to a company wholly owned by our CEO in exchange for $6,000 due by us to the company.

The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.


ITEM 3:           DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5:           OTHER INFORMATION

Mr. Bryce Knight, CEO, assumed the duties of Chief Financial Officer on September 19, 2006, upon the resignation of the former CFO.

Through his wholly owned companies, Mr. Knight now owns 50.78% of the issued and outstanding common stock of the Company. (Item 2 above)


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

                                                 SMALL CAP STRATEGIES, INC.


Date:    July 25, 2008                           By: /s/ Bryce Knight
                                                     ------------------
                                                     Bryce Knight
                                                     Chief Executive Officer and
                                                     Chief Financial Officer