Form 10-Q
period 2008-09-30
Small Cap Strategies Inc
filed 2008-11-14
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2008


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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of October 31, 2008, was 787,770 shares.

                           SMALL CAP STRATEGIES, INC.

                                      INDEX

                                                                           Page
                                                                            No.
                                                                            ---

Part I            Financial Information

      Item 1:     Condensed Financial Statements

                  Statements of Net Assets as of September 30, 2008
                  and December 31, 2007                                       3
                  Statements of Operations - For the Three Months
                  Ended September 30, 2008 and 2007                           4
                  Statements of Operations - For the Nine Months
                  Ended September 30, 2008 and 2007                           5
                  Statements of Cash Flows - For the Nine Months
                  Ended September 30, 2008 and 2007                           6
                  Statements of Changes in Net Assets - For the
                  Nine Months Ended September 30, 2008 and 2007               7
                  Financial Highlights - For the For the Nine Months
                  Ended September 30, 2008 and 2007                           8
                  Schedule of Investments as of September 30, 2008            9
                  Schedule of Investments as of December 31, 2007             10
                  Notes to Condensed Financial Statements                     11
      Item 2:     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               21
      Item 3:     Quantitative and Qualitative Disclosure about Market Risk   30
      Item 4:     Controls and Procedures                                     30

Part II           Other Information                                           31

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


PART 1:    FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS

                        SMALL CAP STRATEGIES, INC.
                    Condensed Statements of Net Assets
                 September 30, 2008 and December 31, 2007

                                                                               2008           2007
                                                                           -----------    -----------

                                                                           (Unaudited)
ASSETS
Investments in non-controlled portfolio companies; cost of $40,523
  at September 30, 2008 and $395,765 at December 31, 2007                  $    29,780    $   137,020
                                                                           -----------    -----------
     Total investments                                                          29,780        137,020
Cash and cash equivalents                                                        3,182          3,653
Income tax refund receivable                                                      --           37,939
Office equipment, less accumulated depreciation of $303 at
  September 30, 2008 and $24 at December 31, 2007                                1,556          1,835
                                                                           -----------    -----------
  TOTAL ASSETS                                                                  34,518        180,447
                                                                           -----------    -----------

LIABILITIES
  Accounts payable, trade                                                         --            4,813
  Amounts due related party                                                     32,468         14,041
                                                                           -----------    -----------
  TOTAL LIABILITIES                                                             32,468         18,854
                                                                           -----------    -----------
NET ASSETS                                                                 $     2,050    $   161,593
                                                                           ===========    ===========

Commitments and contingencies (Note 7)

COMPOSITION OF NET ASSETS:
  Common stock, $.001 par value, authorized 100,000,000 shares 787,770 and
     687,770 shares issued and outstanding at
     September 30, 2008 and December 31, 2007, respectively                        788            688
  Additional paid in capital                                                 2,626,290      2,620,390
  Accumulated deficit:
    Accumulated net operating loss                                          (2,308,407)    (2,190,788)
    Net realized loss on investments                                          (305,878)        (9,952)
    Net unrealized depreciation of investments                                 (10,743)      (258,745)
                                                                           -----------    -----------
NET ASSETS                                                                 $     2,050    $   161,593
                                                                           ===========    ===========
NET ASSET VALUE PER SHARE                                                  $    0.0026    $    0.2350
                                                                           ===========    ===========

See accompanying notes to condensed financial statements.



                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                 Three Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                                        2008         2007
                                                                     ---------    ---------

Revenues
Dividends from wholly-owned portfolio company                        $    --      $ 123,510
Interest income                                                           --            259
                                                                     ---------    ---------
     Total revenues                                                       --        123,769
Expenses:
  Officer and employee compensation                                     15,000       39,041
  Professional fees                                                      9,496       10,455
  Shareholder service costs                                                606        1,927
  Rent                                                                   6,855         --
  Interest expense                                                        --         (3,573)
  Miscellaneous income                                                    --        (11,564)
  Travel and entertainment                                               4,962         --
  Other general and administrative expense                               2,521        4,958
                                                                     ---------    ---------
     Total expenses                                                     39,440       41,244
                                                                     ---------    ---------
Earnings (loss) before income taxes                                    (39,440)      82,525
Income tax expense (benefit)                                              --           --
                                                                     ---------    ---------
Net earnings (loss) from operations                                    (39,440)      82,525
                                                                     ---------    ---------

Net realized and unrealized gains (losses):
  Net realized gain (loss) on investments, net of income taxes
     of none in 2008 and 2007                                          (45,092)      31,040
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax of none in 2008 and 2007                       44,050       44,138
                                                                     ---------    ---------
          Net realized and unrealized gains (losses)                    (1,042)      75,178
                                                                     ---------    ---------
Net increase (decrease) in net assets from operations                $ (40,482)   $ 157,703
                                                                     =========    =========

Net increase (decrease) in net assets from operations
     per share, basic and diluted                                    $ (0.0514)   $  0.2293
                                                                     =========    =========
Weighted average common shares outstanding,
     basic and diluted                                                 787,770      687,770
                                                                     =========    =========


See accompanying notes to condensed financial statements.

                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Operations
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                                        2008         2007
                                                                     ---------    ---------

Revenues
Dividends from wholly-owned portfolio company                        $   5,545    $ 185,157
Interest income                                                             69          321
                                                                     ---------    ---------
     Total revenues                                                      5,614      185,478
Expenses:
  Officer and employee compensation                                     45,000       66,097
  Professional fees                                                     36,277       60,466
  Shareholder service costs                                              2,938        4,945
  Rent                                                                  21,918         --
  Interest expense                                                        --          1,823
  Miscellaneous income                                                    --        (11,564)
  Travel and entertainment                                              10,118         --
  Other general and administrative expense                               6,982        6,114
                                                                     ---------    ---------
     Total expenses                                                    123,233      127,881
                                                                     ---------    ---------
Earnings (loss) before income taxes                                   (117,619)      57,597
Income tax expense (benefit)                                              --           --
                                                                     ---------    ---------
Net earnings (loss) from operations                                   (117,619)      57,597
                                                                     ---------    ---------

Net realized and unrealized gains (losses):
  Net realized gain (loss) on investments, net of income taxes
     of none in 2008 and 2007                                         (295,926)      31,723
  Change in unrealized appreciation (depreciation) of investments,
     net of deferred tax of none in 2008 and 2007                      248,002     (347,448)
                                                                     ---------    ---------
          Net realized and unrealized gains (losses)                   (47,924)    (315,725)
                                                                     ---------    ---------
Net decrease in net assets from operations                           $(165,543)   $(258,128)
                                                                     =========    =========

Net decrease in net assets from operations
     per share, basic and diluted                                    $ (0.2295)   $ (0.4875)
                                                                     =========    =========
Weighted average common shares outstanding,
     basic and diluted                                                 721,347      529,480
                                                                     =========    =========


See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                                        2008         2007
                                                                     ---------    ---------

Cash flows from operating activities:
Net decrease in net assets from operations                           $(165,543)   $(258,128)
Adjustments to reconcile net decrease in net assets
  from operations to net cash from (used in) operating activities:
     Change in net unrealized depreciation (appreciation)
        of investments                                                (248,002)     347,448
     Proceeds from sale of investments                                  59,317       88,873
     Investment received as dividend                                      --       (123,510)
     Loss (gain) on sale of investments                                295,926      (31,723)
     Depreciation                                                          279         --
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                      37,939         --
        Increase (decrease) in accounts payable                         (4,813)     (11,564)
        Increase (decrease) in accrued expenses                           --         28,373
        Increase (decrease) in amounts due related party                24,426         --
                                                                     ---------    ---------
          Net cash from (used in) operating activities                    (471)      39,769
                                                                     ---------    ---------
Cash flows from investing activities:
          Net cash provided by investing activities                       --           --
                                                                     ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                  --         30,000
                                                                     ---------    ---------
          Net cash provided by financing activities                       --         30,000
                                                                     ---------    ---------
Net increase (decrease) in cash and cash equivalents                      (471)      69,769
Cash and cash equivalents, beginning of period                           3,653          326
                                                                     ---------    ---------
Cash and cash equivalents, end of period                             $   3,182    $  70,095
                                                                     =========    =========

Supplemental Cash Flow Information:
     Interest paid                                                   $    --      $    --
     Income taxes paid                                                    --           --
  Non-cash investing and financing activities:
     Note payable exchanged for portfolio company investment              --        535,200
     Exchange of one investment for another investment                  28,880         --
     Restricted common stock issued for amount due related party         6,000         --
     Rescission of note payable exchanged for investment                  --        535,200
     Cancellation of debt due shareholders                                --         73,396


See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                  Condensed Statements of Changes in Net Assets
                  Nine Months Ended September 30, 2008 and 2007
                                   (Unaudited)

                                                                   2008         2007
                                                                ---------    ---------

Changes in net assets from operations:
  Net earnings (loss) from operations                           $(117,619)   $  57,597
  Net realized gain (loss) on sale of investments, net           (295,926)      31,723
  Change in net unrealized appreciation (depreciation) of
       investments, net                                           248,002     (347,448)
                                                                ---------    ---------
    Net decrease in net assets from operations                   (165,543)    (258,128)
                                                                ---------    ---------

Capital stock transactions:
  Common stock issued for cash                                       --         30,000
  Restricted common stock issued for amount due related party       6,000         --
  Cancellation of debt due stockholders                              --         73,397
                                                                ---------    ---------
         Net increase in net assets from stock transactions         6,000      103,397
                                                                ---------    ---------
Net decrease in net assets                                       (159,543)    (154,731)
Net assets, beginning of period                                   161,593      415,515
                                                                ---------    ---------
Net assets, end of period                                       $   2,050    $ 260,784
                                                                =========    =========


See accompanying notes to condensed financial statements.


                      SMALL CAP STRATEGIES, INC.
                         Financial Highlights
                     Nine Months Ended September 30, 2008 and 2007
                              (Unaudited)

                                                                        2008         2007
                                                                     ---------    ---------

PER SHARE INFORMATION
 Net asset value, beginning of period                                $  0.2350    $  1.0717
 Net increase (decrease) from operations                               (0.1631)      0.1088
 Net change in realized gains (losses) and unrealized appreciation
  (depreciation) of investments, net                                   (0.0664)     (0.5963)
 Net decrease from stock transactions                                  (0.0029)     (0.2050)
                                                                     ---------    ---------
     Net asset value, end of period                                  $  0.0026    $  0.3792
                                                                     =========    =========

Per share market value:
  Beginning of period                                                $  0.1720    $  1.5800
  End of period                                                      $  0.1500    $  0.2500

Investment return, based on market price at end of period (1)            -12.8%       -84.2%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                           $   2,050    $ 260,784
 Average net assets                                                     61,888      295,444
 Annualized ratio of expenses to average net assets                      253.4%        57.7%
 Annualized ratio of net increase (decrease) in net assets from
     operations to average net assets                                   -356.7%       116.5%
 Shares outstanding at end of period                                   787,770      687,770
 Weighted average shares outstanding during period                     721,347      529,480

(1) Periods of less than one year are not annualized.


See accompanying notes to condensed financial statements.


                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               September 30, 2008

  Percent/                                                                                                   Percent
   shares      Date of                                                               Historical    Fair        net
    owned      acquisition                                                              cost       value      assets
    -----      -----------                                                            --------    --------   --------


Investments in, net of advances from controlled portfolio companies:

    100%        Dec-05   ACL Consulting Corporation; in process of
                         liquidation
    100%        Oct-01   The Sarasota Group, Inc.; inactive                           $   --      $   --          0.0%
                                                                                          --          --          0.0%
                         Total controlled portfolio companies                         --------    --------   --------
                                                                                          --          --          0.0%
                                                                                      --------    --------   --------
Investments in non-controlled portfolio companies:
     7,500     Various   HealthSport, Inc. (HSPO.OB); a fully integrated
                         developer, manufacturer and marketer of unique and
                         proprietary branded and private label edible film strip
                         nutritional supplements and over-the-counter drugs
   3 Units      Mar-08   Shocker 200 Index LP; an investment fund with                  11,250         900       43.9%
                         investments primarily in private companies in the
                         form of convertible debt and common stock
   Various     Various   Miscellaneous                                                  28,880      28,880     1408.8%
                                                                                           393        --          0.0%
                         Total non-controlled portfolio companies                     --------    --------   --------
                                                                                        40,523      29,780     1452.7%
                              Total investments                                       --------    --------   --------
                                                                                      $ 40,523     529,780     1452.7%
                         Cash and other assets, less liabilities                                             ========
                                                                                                   (27,730)    1352.7%
                         Net assets at June 30, 2008                                                  --         --
                                                                                                  $  2,050      100.0%
                                                                                                  ========   ========

See accompanying notes to financial statements.


                           SMALL CAP STRATEGIES, INC.
                             Schedule of Investments
                               December 31, 2007

   Percent/                                                                                           Percent
    shares       Date of                                                       Historical    Fair       net
    owned      acquisition                                                        cost       value     assets
    -----      -----------                                                      --------   --------   --------

Investments in, net of advances from controlled portfolio companies:

     100%        Dec-05    ACL Consulting Corporation; in process of
                           liquidation                                          $   --     $   --          0.0%
     100%        Oct-01    The Sarasota Group, Inc.; inactive                       --         --          0.0%
                                                                                --------   --------   --------
                           Total controlled portfolio companies                     --         --          0.0%
                                                                                --------   --------   --------

Investments in non-controlled portfolio companies:
   263,500       Various   HealthSport, Inc. (HSPO.OB); a fully integrated
                           developer, manufacturer and marketer of unique and
                           proprietary branded and private label edible film
                           strip                                                 395,372    137,020       84.8%
                           nutritional supplements and over-the-counter drugs        393       --          0.0%
   Various       Various   Miscellaneous                                        --------   --------   --------
                                                                                 395,765    137,020       84.8%
                           Total non-controlled portfolio companies             --------   --------   --------
                                                                                $395,765    137,020       84.8%
                                Total investments                                                     ========
                                                                                             24,573       15.2%
                           Cash and other assets, less liabilities                         --------   --------
                                                                                           $161,593      100.0%
                           Net assets at December 31, 2007                                 ========   ========


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

                                  GOING CONCERN

At September 30, 2008, we had total assets of $34,518 and total liabilities of $32,468, all owed to our CEO. We have been able to continue operations only through advances from our CEO. As noted in Note 8, we have entered into a binding letter of intent to acquire oil and gas mineral interests using our common stock and plan to withdraw our election to be regulated as a BDC.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. In addition, the Company will plan, with the acquisition of oil and gas mineral interests, to make substantial investments in drilling for oil and gas. In order to make these investments and meet cash requirements, the Company will be required to raise substantial funds, either through private placements of its equity or through loans.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company
The operating results for the three and nine months ended September 30, 2008 and 2007 reflect the Company's results as an investment/business development company under the Investment Company Act of 1940, as amended.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
EPS - basic is calculated based upon the weighted average number of shares outstanding during the period, while diluted also gives effect to all potential dilutive common shares outstanding during each period such as options, warrants and convertible debt. Diluted EPS for the three and nine months ended September 30, 2008 and 2007 includes no potentially dilutive equivalent shares. Accordingly, basic and diluted EPS are the same for all periods presented.

Reclassifications
Certain reclassifications have been made to the 2007 balances to conform to the 2008 financial statement presentation.

NOTE 3:  INVESTMENTS

Investments at September 30, 2008, and December 31, 2007, may be summarized as follows:

                                                     Cost      Fair Value

Balance, December 31, 2007                        $ 395,765    $ 137,020
Acquisitions                                         28,880       28,880
Cost of investments sold                           (384,122)    (384,122)
Investment appreciation (depreciation)                 --        248,002
                                                  ---------    ---------
     Net balance, September 30, 2008              $  40,523    $  29,780
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

Utilizing the foregoing method, the Board of Directors of the Company has valued its investments as follows:

Controlled portfolio companies:
-------------------------------
 ACL Consulting Corporation formerly provided business consulting services to companies desiring to go public and currently manages investments earned or acquired in this activity. The Board of Directors determined that maintaining ACL as a separate subsidiary was not cost effective. Accordingly, in 2007 the Company had ACL transfer its marketable securities to the Company with the intention of dissolving ACL in 2008. In addition, the Company assumed ACL's liabilities of $49,452 as part of the transaction. No value is assigned to ACL at September 30, 2008.

The Sarasota Group, Inc. is inactive and has no value.
------------------------------------------------------

Unaffiliated portfolio companies:
HealthSport, Inc. is a fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs.

The Board of Directors has valued the Company's investment at the closing price at the end of September 2008. The 7,500 shares were valued at $900.

Shocker 200 Index LP has an interest in several small public companies and private companies with plans to become public. The investments include restricted stock, free-trading stock and convertible loans. The free-trading common stock is in securities with very limited trading activity. Accordingly, the Board of Directors has valued the investments at the cost of $28,880 at September 30, 2008, which is at a discount of approximately 73% from book value of net assets.


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

Common Stock
The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 with each share having one voting right. There are 787,770 and 687,770 common shares outstanding at September 30, 2008 and December 31, 2007, respectively.

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

Each  executive  officer  shall  receive a stock  appreciation  rights  contract
("SAR") on each one-year anniversary date of his or her employment with the Company based upon the value of the common stock of the Company using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to the two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. There were no SAR contracts outstanding at September 30, 2008.

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

On June 30, 2008, Knight Enterprises, Inc., a Nevada corporation wholly owned by Bryce Knight, acquired 100,000 restricted shares of our common stock in exchange for $6,000 owed to Knight Enterprises. The price was based on the NAV/S of the Company which was $0.054 at the time of the transaction. This price was determined to be more representative of market (the last listed sale was at $0.15) than the last listed sale price on the bulletin board, since less than 13,000 shares have sold during the last 10 months and the shares sold were restricted. Through his wholly owned companies, Mr. Knight owned 50.78% of the issued and outstanding common stock of the Company, which he sold on July 23, 2008.

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

On May 24, 2007, Knight Capital Corporation, wholly owned by the Company's Chief Executive Officer, acquired 300,000 restricted shares for $30,000.

Officer's compensation and director's fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises. Amounts due related party at September 30, 2008, include $32,468 owed to Mr. Knight for accrued compensation and expense reimbursements.

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

During the year ended December 31, 2005, the Company issued 1,250 pre-split shares of common stock, under the 2004 Stock Plan, as payment for $40,000 of legal and consulting services at a price of $32.00 per share, reducing the shares of common stock available for future awards under the stock plan to 1,000 shares at September 30, 2008.

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

Compensation from the profit sharing plan was due as follows:

                                          2008      2007
                                        -------   -------

        First quarter                   $  --     $12,056
        Second quarter                     --        --
        Third quarter                      --      31,541
                                        -------   -------
                                        $  --     $43,597
                                        =======   =======


NOTE 7:           COMMITMENTS AND CONTINGENCIES

Leases
The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, NV 89103 on a month-to-month basis. Mr. Knight also provides a working office in California and is reimbursed approximately $2,300 per month as a part of his compensation.

NOTE 8:  SUBSEQUENT EVENTS

On October 1, 2008, we entered into a binding letter of intent to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Seller and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with an S-8 after the Company files to withdraw its election to be regulated as a BDC.

On October 17, 2008, the Company filed Form DEF 14C as notification of the election to withdraw the Company's election to be treated as a BDC under the 1940 Act and the adoption of a new name by amendment to the Company's articles of incorporation. These corporate actions were approved in writing by a majority of the Company's shareholders but will not become effective until 20 calendar days after the mailing of the Information Statement to our stockholders, at which time we may (i) file Form N-54c with the SEC effectuating the BDC withdrawal; and (ii) file a certificate of amendment to our articles of incorporation with the Nevada secretary of state to effectuate the name change.

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

Going Concern
-------------

At September 30, 2008, we had total assets of $34,518 and total liabilities of $32,468, all owed to our CEO. We have been able to continue operations only through advances from our CEO. As noted in Note 8, we have entered into a binding letter of intent to acquire oil and gas mineral interests using our common stock and plan to withdraw our election to be regulated as a BDC.

The Company will continue to require substantial working capital until sales develop to the level required to support operations. In addition, the Company will plan, with the acquisition of oil and gas mineral interests, to make substantial investments in drilling for oil and gas. In order to make these investments and meet cash requirements, the Company will be required to raise substantial funds, either through private placements of its equity or through loans.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.


Results of Operations
---------------------

Comparison of the three months ended September 30, 2008 and 2007
----------------------------------------------------------------

     o During the three months ended September 30, 2008 and 2007, we received dividends of none and $123,510, respectively, from our wholly-owned portfolio company, ACL. The payment of dividends was contingent upon the availability of funds in ACL. The assets of ACL were transferred to SMCA in 2007 and ACL has now been liquidated. We had $259 in interest income during the three months ended September 30, 2007 and none in 2008.

     o During the three months ended September 30, 2008, our operating expenses were $39,440 as compared to $41,244 in the year earlier period.

          1. Officer and employee compensation amounted to $15,000 in 2008 as compared to $39,041 in the year earlier period. Base compensation increased to $5,000 per month in 2008 and was $2,500 per month in 2007. Executive profit sharing was awarded in 2007 in the amount of $31,541.
          2. Rent expense amounted to $6,855 in 2008 and none in 2007. A part of Mr. Knight's compensation includes reimbursement of rent in the amount of approximately $2,300 per month commencing in 2008.

     o During the three months ended September 30, 2008 and 2007, we realized a loss of $45,092 and a gain of $31,040, respectively, from sales of investments.

     o During the three months ended September 30, 2008 and 2007, we recorded net unrealized appreciation on our investments in the amount of $44,050 and $44,138, respectively.

Comparison of the nine months ended September 30, 2008 and 2007

     o During the nine months ended September 30, 2008 and 2007, we received dividends of $5,545 and $185,157, respectively, from our wholly-owned portfolio company, ACL. The payment of dividends was contingent upon the availability of funds in ACL. The assets of ACL were transferred to SMCA in 2007 and ACL has now been liquidated. We had $69 and $321 in interest income during the nine months ended September 30, 2008 and 2007, respectively.

     o During the nine months ended September 30, 2008, our operating expenses were $123,233 as compared to $127,881 in the year earlier period.

          1. Officer and employee compensation amounted to $45,000 in 2008 as compared to $66,097 in the year earlier period. Base compensation increased to $5,000 per month in 2008 and was $2,500 per month in 2007. The 2007 period included executive profit sharing in the amount of $43,597.

          2. Audit and review fees amounted to $28,627 and $42,085 and accounting and tax services amounted to $7,650 and $16,381 in 2008 and 2007, respectively. Accounting and tax services were duplicated in 2007 during the transition from a higher cost firm. Audit and review fees have declined as a result of simplifying the organization with the elimination of ACL.

          3. Rent expense amounted to $21,918 in 2008 and none in 2007. A part of Mr. Knight's compensation includes reimbursement of rent in the amount of approximately $2,300 per month commencing in 2008.

     o During the nine months ended September 30, 2008 and 2007, we realized a loss of $295,926 and a gain of $31,723, respectively, from sales of investments.

     o During the nine months ended September 30, 2008 and 2007, we recorded net unrealized appreciation (depreciation) on our investments in the amount of $248,002 and ($347,448), respectively.

Liquidity and Capital Resources
-------------------------------

     o At September 30, 2008, we had total assets of $34,518 as compared to total assets of $180,447 at December 31, 2007. The decline is primarily a result of the losses recognized on sales of investments plus the losses incurred from operations.

     o Liabilities have increased during 2008 from $18,854 at year-end 2007 to $32,468 as of September 30, 2008. The increase in liabilities is a result of increases in the amount due to the CEO.

     o As of September 30, 2008, we had net assets of $2,050 as compared to net assets of $161,593 at December 31, 2007. The decline is a result of the changes above.

Net Asset Value
---------------

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value ("NAV") which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $34,518 and from this, are subtracted liabilities and debts of $32,468. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The NAV is therefore $2,050. The Net Asset Value per Share ("NAV/S") is calculated by dividing the NAV by the number of common shares outstanding (787,770). The NAV/S is $0.0026.

Our Plan of Operation for the Next Twelve Months
------------------------------------------------

On October 1, 2008, we entered into a binding letter of intent to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Seller and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with and S-8 after the Company files to withdraw its election to be regulated as a BDC.

On October 17, 2008, the Company filed Form DEF 14C as notification of the election to withdraw the Company's election to be treated as a BDC under the 1940 Act and the adoption of a new name by amendment to the Company's articles of incorporation. These corporate actions were approved in writing by a majority of the Company's shareholders but will not become effective until 20 calendar days after the mailing of the Information Statement to our stockholders, at which time we may (i) file Form N-54c with the SEC effectuating the BDC withdrawal; and (ii) file a certificate of amendment to our articles of incorporation with the Nevada secretary of state to effectuate the name change.

We plan to complete the acquisition, withdraw from being regulated as a BDC and change our name. We then plan to operate as an oil and gas exploration and development company.


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


ITEM 4:           CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including insuring that such information is accumulated and communicated to the Company's management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A: RISK FACTORS

Not Applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the current quarter.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5: OTHER INFORMATION

Mr. Bryce Knight, CEO, assumed the duties of Chief Financial Officer on September 19, 2006, upon the resignation of the former CFO.

Mr. Knight sold his 50.78% interest in the Company to Xtreme Oil & Gas, Inc. on July 23, 2008.

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

                           SMALL CAP STRATEGIES, INC.


Date:    November 13, 2008                        By:/s/ Bryce Knight
                                                     ------------------
                                                     Bryce Knight
                                                     Chief Executive Officer and
                                                     Chief Financial Officer