Form 10-K
period 2008-12-31
Small Cap Strategies Inc
filed 2009-04-15
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

Commission file number 814-00720

SMALL CAP STRATEGIES, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	20-5655532
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3651 Lindell Road, Suite D #146, Las Vegas, NV 89103

(Address of Principal Executive Offices)(Zip Code)

(702) 943-0330

(Registrant’s telephone number)

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

Indicate by check mark whether the registrant (1) filed all reports to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive. $58,166.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of February 28, 2009 was 1,224,776 shares.

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

PART I

ITEM 1:           BUSINESS

General Development of Business

Effective September 30, 2006, Photonics Corporation (“Photonics”), a California corporation, merged into Small Cap Strategies, Inc. (“SMCA”, the “Company”, “we” or “us”), a Nevada corporation, with SMCA being the surviving entity. The effect of this corporate action was to change the Company’s state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SMCA. As discussed below, Photonics had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SMCA did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there was no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split within the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the date filed with the Nevada Secretary of State, May 21, 2007. Accordingly, all share transactions and disclosures have been restated as if the reverse stock splits occurred before all periods presented. The Company is currently traded on the OTCBB under the symbol SMCA.OB.

On November 24, 2008, we filed Form N-54c with the Securities and Exchange Commission (“SEC”) to notify the SEC of the withdrawal of our previous election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). After careful consideration of the 1940 Act requirements applicable to BDCs, evaluation of the Company’s ability to operate as a going concern in an investment company regulatory environment, the costs associated with complying with the 1940 Act and a thorough assessment of potential alternative business models, our Board of Directors determined that continuation as a BDC was not in the best interests of the Company or our stockholders. With the approval of more than a majority of the voting power of our common stock, we proceeded to file Form N-54c and thereby de-elect our BDC status.

We intend to pursue a business model whereby we acquire majority ownership in an oil and gas development and production company.

Under our new business model, we will at all times conduct our activities in such a way that we will not be deemed an “investment company” subject to regulation under the 1940 Act. Thus, we will not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40% of our total assets at any one time.

On October 1, 2008, we entered into a letter of intent (“LOI”) with Xtreme Oil & Gas, Inc. ("Xtreme") to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Seller and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with an S-8 after the Company files to withdraw its election to be regulated as a BDC. On November 24, 2008, the Company amended the LOI with Xtreme to extend the closing date until March 30, 2009 and issued 2,500,000 shares as an extension fee. The total purchase price was to be reduced by the extension fee. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the shares were returned to the Company and cancelled. The LOI expired under its original terms on December 31, 2008.

Pursuant to Regulation S-X, Rule 6, the Company operated on a non-consolidated basis until November 24, 2008. Operations of the portfolio companies were reported at the portfolio company level and only the appreciation or impairment of these investments was included in the Company’s financial statements. Pursuant to SFAS 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) the Company had a change in reporting entity when it de-elected from BDC status. SFAS 154 requires retroactive restatement of the company’s financial statements to conform to the current presentation for all periods presented. Accordingly, subsequent to November 24, 2008, we will cease operating as a BDC and we will prepare consolidated financial statements with our wholly owned subsidiaries, if any.

Prior Events

In the fourth quarter of 2001, we purchased all the outstanding shares of The Sarasota Group, Inc. (“SGI”), a Florida Corporation, and made it a wholly owned subsidiary. The Company’s then current board resigned while simultaneously electing new officers and directors for the Company.

In the fourth quarter of 2005 we went through another change in management. The new management team implemented the business strategy that is outlined below.

On March 7, 2006 we filed a notification under Form N54a with the SEC indicating our election to be regulated as a business development company under the 1940 Act. In connection with this election, we adopted corporate resolutions and operated as a closed-end management investment company as a BDC.

Narrative Description of Business

NEW BUSINESS MODEL

We intend to pursue a business model whereby we acquire majority ownership in an oil and gas development and production company.

Under our new business model, we will at all times conduct our activities in such a way that we will not be deemed an “investment company” subject to regulation under the 1940 Act. Thus, we will not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40% of our total assets at any one time.

EMPLOYEES

At December 31, 2008 and 2007, we had 1 full-time employee.

Our employee is not represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.

OPERATION AS A BDC

Under our election to be governed as a BDC under the 1940 Act, we engaged in the business of providing investors with the opportunity to participate, with a modest amount of venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we provided professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. When regulated as a BDC under the 1940 Act, we operated as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We could not cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding and voting stock as defined under the 1940 Act.

As a BDC, we were required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of companies that are not investment companies and that:

•	do not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list;

•	are actively controlled by a BDC and have an affiliate of a BDC on their board of directors; or

•	meet such other criteria as may be established by the SEC.

Qualifying assets also include cash, cash equivalents, U.S. Government securities and high-quality debt investments maturing within one year or less from the date of investment. We also were required to offer to provide significant managerial assistance to our qualifying portfolio companies. We could invest the remaining 30% of our total assets in non-qualifying assets, including debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

Our obligations as a BDC terminated as of November 24, 2008.

ITEM 1A:      RISK FACTORS

Not applicable.

ITEM 2:          PROPERTIES

Our chief executive officer is providing our corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 at no cost. The fair value of this rental space is not material. We believe these facilities, which are in good physical condition, are adequate for our needs for the next 12 to 24 months. In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $31,749 in 2008.

ITEM 3:           LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 24, 2008, stockholders representing more than a majority of the voting power of the Company, acting by written consent, approved and authorized our Board of Directors to withdraw the Company’s election to be treated as a BDC under the 1940 Act by filing Form N-54c with the SEC. The Company filed its preliminary information statement on Schedule 14C on September 29, 2008 and the definitive information statement on Schedule 14C on October 17, 2008 with the SEC. The information statement was provided on behalf of our Board of Directors to record holders of shares of our common stock as of the close of business on the record date of September 25, 2008 to provide them with notice that our Board of Directors had recommended the de-election of BDC status and that stockholders representing more than a majority of our voting power had approved the de-election by written consent. On November 25, 2008, stockholders representing more than a majority of the voting power of the Company, acting by written consent, approved the Small Cap Strategies, Inc. 2008 Stock Option Plan.

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

The following table sets forth the range of high and low closing sales prices (as adjusted for the one for twenty stock split which was effective December 21, 2006 and the reverse stock split of one for twenty shares which was effective May 21, 2007) for our Common Stock for the periods indicated:

	High	Low
Fiscal Year Ending December 31, 2008

First Quarter	$0.17	$0.15
Second Quarter	$0.15	$0.15
Third Quarter	$0.54	$0.15
Fourth Quarter	$1.10	$0.15

Fiscal Year Ending December 31, 2007

First Quarter	$1.80	$0.40
Second Quarter	$0.80	$0.16
Third Quarter	$0.25	$0.25
Fourth Quarter	$0.55	$0.16

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2008, there were approximately 814 holders of record of our common stock and we had 787,770 common shares issued and outstanding.

DIVIDENDS

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

REVERSE STOCK SPLIT

On May 15, 2007, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective the dated filed with the Nevada Secretary of State, May 21, 2007. Accordingly, all share transactions and disclosures have been restated as if the reverse stock split occurred before all periods presented.

OPTIONS

As of December 31, 2008, there are 21,698 common shares reserved for the exercise of options held by a former management team at an exercise price of $4.00 per share. The former management team is G. Thomas Bailey (18,385), Joseph “Chip” Langston (1,750), and Michael Craven (1,563). All other options and option agreements have been cancelled. The options were issued prior to 2005 and may be expired in accordance with the governing contracts.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On November 25, 2008, the board of directors terminated the 1997 Stock Option Plan, the 2004 Stock Option Plan, the Shared Savings Plan and a Profit Sharing Plan enacted in 2006, each of which is no longer used by the Company and none of which have any outstanding obligations.

On November 25, 2008, the board of directors adopted the Small Cap Strategies, Inc. 2008 Stock Option Plan which designated 450,000 shares of the Company’s common stock to be available for issuance to officers, directors, employees and consultants. No options are outstanding as of December 31, 2008.

The following table summarizes certain information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available for
Plan category	warrants and rights	options, warrants and rights	future issuance

Equity compensation plans approved
by security holders
1997 Plan	21,698	$ 4.00	--
2008 Plan	--	--	450,000
Equity compensation plans not
approved by security holders	--	--	--

Total	21,698	$ 40.0	450,000

RECENT SALES OF UNREGISTERED SECURITIES

None.

RE-PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not re-purchase any shares during 2008.

ITEM 6:      Selected Financial Data

Not applicable.

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

MANAGEMENT’S ANALYSIS OF BUSINESS

We intend to pursue a business model whereby we acquire majority ownership in an oil and gas production and development company.

Under our new business model, we will at all times conduct our activities in such a way that we will not be deemed an “investment company” subject to regulation under the 1940 Act. Thus, we will not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40% of our total assets at any one time.

While operating as a BDC, the Company provided equity and debt investment capital to fund growth, acquisitions and recapitalizations of small market companies in the United States.

LIQUIDITY AND CAPITAL RESOURCES AND CAPITAL EXPENDITURES

At December 31, 2008 and 2007, the Company had current assets of $5,278 and $178,622; current liabilities of $61,462 and $18,854; negative working capital of $56,184 at December 31, 2008; and positive working capital of $159,768 at December 31, 2007. The Company incurred a loss of $222,314 during the year ended December 31, 2008. The Company’s only source of cash flow has been from sales of investments and loans from its CEO.

The value of marketable securities which can be immediately sold is only approximately $4,000; accordingly, at least until the completion of a merger or acquisition transaction, the Company’s only additional source of funds will be loans from its CEO. It is unknown how long the CEO will be able to continue to fund the Company and it is unknown how long the Company can continue without other sources of funds.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REVENUES

During the two years ended December 31, 2008, we had no revenue from operations.

EXPENSES

Our general and administrative expenses have declined from $183,234 in 2007 to $154,574 in 2008. The Company’s recent goal has been to acquire an operating oil and gas production and development company. Operating costs to date have been covered by either proceeds from sales of marketable securities or from advances from our CEO. Our future expenses will depend upon the completion of the acquisition of Xtreme Oil & Gas, Inc.

At December 31, 2008, we impaired our investment in Shocker 200 Index LP for our cost in the amount of $28,880. See Note 4.

OTHER INCOME (EXPENSE)

Other income (expense) for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

Realized gains (losses) from sales of investments	(295,926)	28,656
Unrealized gains (losses) of marketable equity securities	251,452	(213,318)
Interest expense	--	(3,502)
Interest and dividend income	5,614	1,311
Miscellaneous income	--	27,944
	(38,860)	(158,909)

Realized and unrealized gains and losses are a function of the value of investments, either at the end of the year if still held, or when sold. The net unrealized gain in 2008 is primarily from the reversal of previous unrealized losses on securities sold in 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition our most critical accounting policy is the valuation of our investments. The methods, estimates and judgments we use in applying this accounting policy has a significant impact on the results we report in our financial statements.

Our critical accounting policies will change based on the requirements of the Company we acquire if we are successful in completing an acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

Our office is provided by our chief executive officer at no cost. We have no other off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Not applicable.

ITEM 7A:      Quantitative and Qualitative Disclosures About Market RISK

Not applicable.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SCHEDULES OF FINANCIAL RATIOS

SMALL CAP STRATEGIES, INC.
(A Majority Owned Subsidiary of Xtreme Oil & Gas, Inc.)
CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Small Cap Strategies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Small Cap Strategies, Inc. and Subsidiary (the “Company”) (a majority owned subsidiary of Xtreme Oil & Gas, Inc. as of December 31, 2008) at December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Small Cap Strategies, Inc. and Subsidiary, as of December 31, 2008 and 2007, and the consolidated results of their operations and cash flows for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Small Cap Strategies, Inc. and Subsidiary will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had plans to acquire Xtreme Oil & Gas, Inc. and utilize funds from its operations to fund the Company’s financial commitments. There can be no assurance that the acquisition of Xtreme Oil & Gas, Inc. will be consummated, nor that if consummated, it will provide sufficient cash flow to fund the Company’s operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
April 14, 2009

Small Cap Strategies, Inc. and Subsidiary

(A Majority Owned Subsidiary of Xtreme Oil & Gas, Inc.)

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$928	$3,653
Refundable Federal income taxes	--	37,939
Marketable securities	4,350	137,020
Total current assets	5,278	178,612
Property and equipment, net	1,463	1,835
TOTAL ASSETS	$6,741	$180,447

LIABILITIES
Accounts payable	$-	$4,813
Due to related party	61,462	14,041
TOTAL LIABILITIES	61,462	18,854

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; authorized 100,000,000 shares;
issued and outstanding 787,770 shares and 687,770 shares at
December 31, 2008 and 2007, respectively	788	688
Additional paid in capital	2,626,290	2,620,390
Accumulated deficit	(2,681,799)	(2,459,485)
	(54,721)	161,593
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,741	$180,447
See accompanying notes to consolidated financial statements.

Small Cap Strategies, Inc. and Subsidiary

(A Majority Owned Subsidiary of Xtreme Oil & Gas, Inc.)

Consolidated Statements of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenue	$-	$-
Expenses:
General and administrative expense	154,574	183,234
Asset impairment	28,880	--
Total expenses	183,454	183,234
Loss from operations	(183,454)	(183,234)
Other income (expense)
Realized gains (losses) from sales of investments	(295,926)	28,656
Unrealized gains (losses) of marketable equtiy securities	251,452	(213,318)
Interest expense	--	(3,502)
Interest and dividend income	5,614	1,311
Miscellaneous income	--	27,944
Total other income (expense)	(38,860)	(158,909)
Loss before income taxes	(222,314)	(342,143)
Provision for income taxes	--	15,176
Net loss	$(222,314)	$(357,319)

Net loss per share, basic and diluted	$(0.30)	$(0.63)
Weighted average shares outstanding	738,043	569,366

See accompanying notes to consolidated financial statements.

Small Cap Strategies, Inc. and Subsidiary

(A Majority Owned Subsidiary of Xtreme Oil & Gas, Inc.)

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par	Capital	Deficit	Total

Balance, December 31, 2006	387,770	$388	$2,517,293	$(2,102,166)	$415,515
Common stock issued for
cash proceeds	300,000	300	29,700	--	30,000
Amounts due to related parties
contributed to capital	--	--	73,397	--	73,397
Net loss	--	--	--	(357,319)	(357,319)
Balance, December 31, 2007	687,770	688	2,620,390	(2,459,485)	161,593
Common stock issued for
amount due related party	100,000	100	5,900	--	6,000
Net loss	--	--	--	(222,314)	(222,314)
Balance, December 31, 2008	787,770	$788	$2,626,290	$(2,681,799)	$(54,721)

See accompanying notes to consolidated financial statements.

Small Cap Strategies, Inc. and Subsidiary

(A Majority Owned Subsidiary of Xtreme Oil & Gas, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(222,314)	$(357,319)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in unrealized appreciation of investments	(251,452)	213,318
Depreciation	372	24
(Gain) loss on sale of investments	295,926	(28,656)
Asset impairment	28,880	--
Refundable Federal income taxes	37,939	(37,939)
Increase in amounts due related party	53,421	14,041
Increase in accounts payable	(4,813)	(11,165)
Increase (decrease) in taxes payable	--	(49,451)
Net cash used in operating activities	(62,041)	(257,147)

Cash flows from investing activities:
Proceeds from sale of marketable securities	59,316	234,384
Purchase of marketable securities	--	(22,622)
Purchase of property and equipment	--	(1,859)
Net cash provided by investing activities	59,316	209,903

Cash flows from financing activities:
Proceeds from sale of common stock	--	30,000
Net cash provided by financing activities	--	30,000
Net decrease in cash and cash equivalents	(2,725)	(17,244)
Cash and cash equivalents, beginning of year	3,653	20,897
Cash and cash equivalents, end of year	$928	$3,653

See accompanying notes to consolidated financial statements.

Small Cap Strategies, Inc. and Subsidiary

(A Majority Owned Subsidiary of Xtreme Oil & Gas, Inc.)

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2008 and 2007

	2008	2007

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$--	$3,502
Income taxes	--	53,826

Non-cash investing and financing activities:
Common stock issued to CEO for amounts due him	$6,000	$-
Related party capital contribution	--	73,397

See accompanying notes to consolidated financial statements.

SMALL CAP STRATEGIES, INC.
(A MAJORITY OWNED SUBSIDIARY OF XTREME OIL & GAS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:      GENERAL ORGANIZATION AND BUSINESS

Effective September 30, 2006, Photonics Corporation (“Photonics”), a California corporation, merged into Small Cap Strategies, Inc. (“SMCA”, the “Company”), a Nevada corporation, with SMCA being the surviving entity. The effect of this corporate action was to change the Company’s state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SMCA. Photonics also had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SMCA did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there was no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the date filed with the Nevada Secretary of State, May 21, 2007. Accordingly, all share transactions and disclosures have been restated as if the reverse stock splits occurred before all periods presented.The Company is currently traded on the OTCBB under the symbol SMCA.OB.

On November 24, 2008, the Company filed Form N-54c with the Securities and Exchange Commission (“SEC”) to notify the SEC of the withdrawal of our previous election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). After careful consideration of the 1940 Act requirements applicable to BDCs, evaluation of the Company’s ability to operate as a going concern in an investment company regulatory environment, the costs associated with complying with the 1940 Act and a thorough assessment of potential alternative business models, our Board of Directors determined that continuation as a BDC was not in the best interests of the Company or our stockholders. With the approval of more than a majority of the voting power of our common stock, we proceeded to file Form N-54c and thereby de-elect our BDC status.

The Company intends to pursue a business model whereby it will acquire majority ownership in an oil and gas development and production company.

Under the new business model, the Company at all times will conduct its activities in such a way that it will not be deemed an “investment company” subject to regulation under the 1940 Act. Thus, the Company will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40% of its total assets at any one time.

On October 1, 2008, we entered into a letter of intent (“LOI”) with Xtreme Oil & Gas, Inc. (“Xtreme”) to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Xtreme and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with an S-8 after the Company files to withdraw its election to be regulated as a BDC. On November 24, 2008, the Company amended its LOI to extend the closing date until March 30, 2009 and issued 2,500,000 shares of common stock as an extension fee. The total purchase price was to be reduced by the extension fee. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The LOI expired under its original terms on December 31, 2008.

Pursuant to Regulation S-X, Rule 6, the Company will operate on a non-consolidated basis until November 24, 2008. Operations of the portfolio companies will be reported at the portfolio company level and only the appreciation or impairment of these investments will be included in the Company’s financial statements. Pursuant to Statement of Financial Accounting Standards ("SFAS") 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) the Company had a change in reporting entity when it de-elected from BDC status. SFAS 154 requires retroactive restatement of the company’s financial statements to conform to the current presentation for all periods presented. Accordingly, subsequent to November 24, 2008, we have ceased operating as a BDC and have prepared consolidated financial statements with our wholly owned subsidiaries, if any.

Photonics Corporation formerly dba DTC Data Technology, a California corporation, began from a merger of Photonics Corp. with DTC Data Technology in March of 1996. The Company designed, developed, and marketed Integrated Device Electronics (IDE) and Small Computer Systems Interface (SCSI) disk controller cards, and other Input/Output (I/O) products for personal computers. However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets. Since that date and through December 15, 2005, the Company was inactive and in the development stage (see below).

In October 2001, the Company acquired all of the outstanding common stock of The Sarasota Group, Inc. (SGI), a Florida corporation, in exchange for the issuance of 1,000,000 convertible preferred stock shares and 35,500 common stock shares. At the same time, the Company’s then current officers and directors resigned and the Company elected new officers and directors. Since then, the preferred shares of stock have been cancelled.

SGI was incorporated on November 13, 2001, and both prior to and after the acquisition had no assets, liabilities or business operations. The purchase price, which exceeded the fair value of net assets acquired, has been charged against operations and reflected in the accompanying financial statements as an acquisition cost.

In December 2005, the Company entered into a Stock Purchase Agreement with ACL Consulting Corporation (ACL), an entity majority owned by an officer of the Company. The Stock Purchase Agreement was effective on December 16, 2005. Upon acquisition of ACL on December 16, 2005, the Company became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, and no longer considered itself as being in the development stage.During 2007, the Company liquidated its investment in ACL and transferred by dividend the securities owned by ACL, net of ACL obligations assumed by the Company. The Company dissolved ACL during 2008.

GOING CONCERN

At December 31, 2008 and 2007, the Company had current assets of $5,278 and $178,612; current liabilities of $61,462 and $18,854; negative working capital of $56,184 at December 31, 2008; and positive working capital of $159,758 at December 31, 2007. The Company incurred a loss of $222,314 during the year ended December 31, 2008. The Company’s only source of cash flow has been from sales of investments and loans from the CEO.

The value of marketable securities which can be immediately sold is only approximately $4,000; accordingly, at least until the completion of an acquisition or some other form of financing, the Company’s only additional source of funds will be from loans from the CEO. It is unknown how long the CEO will be able to continue to fund the Company and it is unknown how long the Company can continue without other sources of funds.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

As noted above, when the Company filed to terminate its election to be regulated pursuant to the 1940 Act, it resulted in a change in reporting entity pursuant to SFAS 154. Accordingly, the financial statements have been restated as if the Company was an operating company and not a BDC. In addition, the Company consolidated with its wholly owned subsidiary ACL for 2008 and 2007 until it was dissolved in 2008.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. None of the Company’s cash is restricted.

Earnings (Loss) per Share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2008 and 2007, there are no exercisable common stock equivalents. Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

Marketable Equity Securities

The Company’s investments are comprised of marketable equity securities which are classified as trading securities and are carried at fair value. Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets. Unrealized gains and losses are reported in the statements of operations. Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company’s comprehensive income (loss) does not differ from its reported net income (loss).

Fair Value of Financial Instruments

SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, marketable equity securities, accounts receivable and accounts payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2008. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Stock Based Compensation

Until December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complied with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Under APB 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. The

Company adopted SFAS 123R in the 1st quarter of 2006. Thus, the Company’s financial statements would reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company may have stock-based payment transactions in the future which would require accounting as discussed above.

As of December 31, 2008 and 2007, there were options outstanding for 21,698 shares from the 1997 Plan.

Concentration of Credit Risk

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000 for interest bearing accounts and is unlimited for non-interest bearing accounts. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 3:     CHANGE IN REPORTING ENTITY

From December 15, 2005 until November 24, 2008, the Company operated as a BDC under the 1940 Act. As such, the Company was subject to different reporting requirements and methods of accounting for its investments. With the change to being an operating company, the Company is no longer subject to the requirements of a BDC and the Company was required pursuant to SFAS 154, “Accounting Changes and Error Corrections” to retroactively modify its financial statements as if it were not subject to the requirements of a BDC during all periods presented.

The Company’s only subsidiary with operations was ACL. ACL accounted for its investments as trading marketable equity securities, with unrealized gains and losses included in its statements of operations. The Company accounted for its investment in ACL in the same manner and included net unrealized gains and losses in its statements of operations. Accordingly, the Company’s net earnings (loss) did not change when ACL was consolidated since its annual unrealized gain (loss) was equal to the net earnings (loss) of ACL.

NOTE 4:     MARKETABLE EQUITY SECURITIES

The Company’s investment in marketable equity securities consists of the following at December 31, 2008 and 2007:

	2008	2007

Cost	$11,643	$395,765
Unrealized loss	(7,293)	(258,745)
Fair market value	$4,350	$137,020

At December 31, 2008, the Company recorded an impairment loss on its investment in Shocker 200 Index LP in the amount of $28,880 due to a high degree of uncertainty about the value of Shocker’s assets.

During 2007, all of the assets and corresponding liabilities of ACL were transferred to SMCA for the purpose of implementing an ordinary liquidation of the assets and liquidating ACL. The liquidation of all of the assets and ACL was completed in 2008.

On August 1, 2007, 358,500 shares of HealthSport, Inc. ("HSPO") were delivered out of an ACL brokerage account with the intention of transferring them to SMCA. 240,000 of the HSPO shares had a corresponding liability of $535,200 that was assumed with the transfer. Due to the substantial stock price decline, the value of all of the HSPO shares was less than the assumed liability. As a result, SMCA entered into two agreements which resulted in SMCA retaining 42,500 HSPO shares and receiving 3 units in the Shocker 200 Limited Partnership. In return, SMCA was released from the $535,200 assumed note. After completion of the two transactions SMCA recognized a loss of $85,120 for the value of the HSPO shares exchanged at March 31, 2008 and recorded its investment in the Shocker 200 Index LP at its cost of $28,880, based on the value of the HSPO shares exchanged.

At December 31, 2008, SMCA owned 7,500 HSPO shares which are valued at $4,350 in the above table. The Company's investment in Shocker 200 is carried at zero which is its cost less the impairment.

NOTE 5:     STOCKHOLDERS’ EQUITY (DEFICIT)

Merger

Effective September 30, 2006, Photonics Corporation, a California corporation, merged into Small Cap Strategies, Inc., a Nevada corporation, with SMCA being the surviving entity. The effect of this corporate action was to change the Company’s state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000. All common shares of Photonics were exchanged on a one-for-one basis for stock in SMCA. Photonics also had 50,000,000 shares of $.001 par value preferred stock authorized, of which 400,000 shares had been designated Series A Convertible Preferred Stock. At September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SMCA did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006. In addition, the shareholders authorized the board of directors to effect a reverse stock split with-in the next twelve months. On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006. On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the date filed with the Nevada Secretary of State, May 21, 2007. Accordingly, all share transactions and disclosures have been restated as if the reverse stock splits occurred before all periods presented.

Common Stock

The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 and each share having one voting right. There are 787,770 and 687,770 common shares outstanding at December 31, 2008 and 2007, respectively.

Preferred Stock

As noted above, at September 30, 2006, immediately prior to the merger, Photonics had no preferred stock issued or outstanding. SMCA did not authorize any preferred stock in its articles of incorporation in Nevada. Accordingly, there is no preferred stock authorized, issued or outstanding after the merger on September 30, 2006.

Stock appreciation rights

On May 26, 2006, the Shareholders and the Board of Directors approved a stock appreciation rights contract (“SAR”) plan to provide additional compensation to its executive officers. The SAR plan was terminated on November 25, 2008 with no SARs ever awarded.

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

During the second quarter of 2008, the CEO acquired 100,000 shares of the Company’s restricted common stock in exchange for $6,000 owed to the CEO.

On November 24, 2008, the Company amended its LOI dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies. The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 2,500,000 shares of the Company’s common stock as an extension fee. The total purchase price was to be reduced by the extension fee. The shares were originally valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was initially expensed as an extension fee. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The LOI expired under its original terms on December 31, 2008, therefore the extension fee is not reflected in the consolidated financial statements.

At December 31, 2008 and 2007, the Company owes its CEO $61,462 and $14,041, respectively, in accrued compensation, which is included in due to related party.

At December 31, 2006, the Company had received $73,397 in non-interest bearing advances from director/shareholders. During 2007, this balance was contributed to the Company’s capital.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises, Inc., a Nevada corporation 100% owned by Bryce Knight.

NOTE 7:      PROVISION FOR INCOME TAXES

The Company accounts for corporate income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008, the Company’s cost of its investments for federal income tax purposes is equal to its cost for financial reporting purposes. The Company filed a consolidated income tax return with its wholly owned subsidiaries, SGI and ACL until 2008 when ACL was liquidated. SGI has never had any operations.

As noted above, the Company has filed consolidated income tax returns with ACL since it was acquired at the end of 2005. As discussed in Note 3, the Company's only subsidiary with operations was ACL. ACL accounted for its investments as trading marketable equity securities, with unrealized gains and losses included in its statements of operations. The Company accounted for its investments in ACL in the same manner and included net unrealized gains and losses in its statements of operations. Accordingly, there was no effect from the change in reporting entity and the Company's net loss did not change when ACL was consolidated with the Company for financial purposes since the Company's annual unrealized gain (loss) was equal to the net earnings (loss) of ACL.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate for the years ended December 31, 2008 and 2007 is as follows.

	2008	2007

Tax expense (benefit) computed at statutory rate	$(75,600)	$(116,300)
Effect of permanent differences	(600)	1,576
Increase in valuation allowance	76,200	129,900

Income tax benefit	$-	$15,176

As of December 31, 2008, the Company has approximately $69,000 of capital loss available to offset future capital gains, which expire through the year 2011.At December 31, 2008, the Company had approximately $365,000 of net operating loss available to offset future taxable income for years through 2028. The Company filed a net operating loss carryback with $81,284 of its 2008 loss to 2006 and expect a refund of $15,887. The effect of the refund has not been recorded pending receipt.

At December 31, 2008 and 2007, significant components of the Company’s deferred tax assets are summarized below.

	2008	2007

Deferred tax assets:
Net capital loss carryforward	$23,700	$23,700
Net operating loss carryforward	151,900	--
Investments	12,300	88,000
Less valuation allowance	(187,900)	(111,700)
Total deferred tax assets	--	--

NOTE 8:      STOCK OPTION AND EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

The Company's stock option plan (the 2008 Stock Option Plan) allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company. Options granted under the Plan are generally for periods not to exceed ten years and generally must be at prices not less than 100% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are established at 110% of the estimated fair value of the stock on the date of grant. Stock options granted by the Company to others are primarily for legal and investment banking services. There are no options outstanding under the 2008 Plan at December 31, 2008.

On November 25, 2008, the Company established the 2008 Stock Option Plan (the “Plan”). The Plan registers via an S8 registration statement up to 450,000 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards. In January 2009, 437,006 shares were issued pursuant to compensation agreements, primarily with consultants.

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

The Company had two previous Stock Option Plans, the 1997 Stock Option Plan and the 2004 Stock Option Plan. Both Plans were terminated on November 25, 2008. There had been no activity in either of the Plans since 2005. The options for 21,698 shares from the 1997 Plan discussed above, remain outstanding.

EMPLOYEE BENEFIT PLANS

The Company adopted a Shared Savings Plan (the SSP) covering substantially all of its employees. The SSP allows employees to defer from 2% to 12% of their compensation to the maximum amount permitted by law. Employee and Company contributions are considered tax deferred under Section 401(k) of the Internal Revenue Code. Under the terms of the SSP, the Company can contribute, on a quarterly basis, shares of its common stock to each employee's account equal in value to 40% of the employee's contributions, limited, however to $2,000 or 6% of compensation per calendar year, whichever is less. The Company's contributions vest at the rate of 25% for each full year of service, as defined, but become 100% vested upon normal retirement, disability or death. Neither the Company nor any of its employees have made any contributions to this plan. The SSP was terminated on November 25, 2008.

EXECUTIVE PROFIT SHARING

On May 26, 2006, the Shareholders and Board of Directors approved a profit sharing plan for its executive officers. The Company will pay each executive officer a bonus pursuant to the following cash-distribution profit sharing plan, payable on a quarterly basis.

1.	At the end of each quarter, a profit sharing pool will be determined based on the Company’s performance during that quarter and calculated to be twenty percent (20%) of the net profits achieved during that quarter.
2.	The sum to be paid to each executive officer shall equal his or her proportional percentage of the total base salaries paid to all executive officers during the quarter multiplied by the amount of the profit sharing pool and shall be paid with all mandatory deductions, including Federal withholding calculated at the flat IRS bonus rate of 27%.
3.	This plan is a cash-distribution plan and is not intended as nor should it be treated as a deferred compensation plan. The Company will not take any steps to cause the profit-sharing plan described in this section to comply with the Employee Retirement Income Security Act of 1974 or any provision of the Internal Revenue Code of 1986 nor will the Company seek any tax-advantaged treatment of the payments made pursuant to the profit-sharing plan.

None of the above may be used or interpreted in any manner inconsistent with the Investment Company Act of 1940 and any limitations imposed by such Act or the rules and regulations promulgated thereunder shall govern and control this additional compensation.

Compensation in the amount of $43,597 was due from the profit sharing plan for 2007 to the Chief Executive Officer, Mr. Knight. The Plan was terminated on November 25, 2008, with no compensation due for 2008.

NOTE 9:          COMMITMENTS AND CONTINGENCIES

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis. Our chief executive officer is providing the space at no cost. In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $31,749 in 2008.

LOI with Xtreme Oil & Gas, Inc.

On October 1, 2008, we entered into a letter of intent with Xtreme to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Seller and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with an S-8 after the Company files to withdraw its election to be regulated as a BDC.

On November 24, 2008, the Company amended its LOI with Xtreme dated October 1, 2008. The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 2,500,000 shares of the Company’s common stock as an extension fee. The total purchase price was to be reduced by the extension fee. The shares were valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was originally expensed as an extension fee. Xtreme owned 88.21% of our common stock after the transaction.

On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The LOI expired under its original terms on December 31, 2008.

NOTE 10:          SUBSEQUENT EVENTS

The LOI extension with Xtreme was rescinded on April 6, 2009, as noted in Note 9.

On January 6, 2009, the Board of Directors approved by unanimous consent the sale of 437,006 shares of its common stock for services to be rendered by certain individuals and entities. Of this amount, 27,006 shares were issued to a company controlled by the Company's CEO.

Item 9:     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T):     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of December 31, 2008 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008, due to a lack of segregation of duties, primarily due to the small size of the Company.

Management believes that this material weakness did not have an effect on our financial results due primarily to the Company using a third-party to review its financial information and prepare its financial statements in addition to the audit prepared by the auditor.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Item 9B:     Other Information

On November 24, 2008, the Company amended its LOI with Xtreme Oil & Gas, Inc. dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies. The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 2,500,000 shares of the Company’s common stock as an extension fee. The total purchase price was to be reduced by the extension fee. The shares were valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was originally expensed as an extension fee. Xtreme owned 88.21% of our common stock after the transaction.

On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The LOI expired under its original terms on December 31, 2008. After the rescission, on December 31, 2008, Xtreme owned 50.78% of the Company's outstanding common stock.

PART III

ITEM 10:      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2008. There are no family relationships between the officer and directors. A summary of the background and experience of each of these individuals immediately follows the table.

NAME	AGE	POSITION	OFFICER OR DIRECTOR SINCE

Bryce Knight	25	President, CEO, CFO and Director	2005

Paul Johnson	60	Director	2005

Joel Holt	78	Director	2006

Bryce Knight serves as President, CEO, CFO and Director of the Company. He is the President of Knight Enterprises, Inc. and Knight Consulting Corporation, corporate strategy and financial consulting firms. Previously Mr. Knight worked with General Electric as a financial analyst for its consumer products division and with Robert Bosch Tool Corporation in the marketing department. Mr. Knight graduated with honors from Bellarmine University with a Business Administration degree and a Master’s of Business Administration.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe our directors have made all required filings.

CODE OF ETHICS

SMCA has adopted a code of ethics for its officers and directors, which is attached as Exhibit 14 to the March 31, 2007 Form 10-Q.

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

The Audit Committee has received and discussed the audited financial statements with management; has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended; has received the written disclosure and the letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountant’s independence; and based on the forgoing reviews and discussions, has recommended to the board of directors that the audited financial statements be included in the Company’s annual report on Form 10-K.

NOMINATING COMMITTEE

Our independent directors serve as the nominating committee.

ITEM 11:      EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

(a)   Summary compensation table

				Directors Fee
Name and		Salary	Bonus	Earned or Paid	Total
Principal Position	Year	($)	($)	In Cash ($)	($)

Bryce Knight	2008	$60,000	--	--	$60,000
PEO and PFO since	2007	$30,000	$43,597	--	$73,597
September 19, 2006	2006	$30,000	--	$7,500	$37,500

Mark Lindberg	2008	N/A	N/A	N/A	N/A
PFO until	2007	N/A	N/A	N/A	N/A
September 19, 2006	2006	$22,500		$7,500	$30,000

(a)    The bonus to Mr. Knight includes $29,556 which was paid and $14,041 which was accrued pursuant to the executive profit sharing plan at December 31, 2007.

Mr. Knight’s compensation is paid to Knight Enterprises, Inc., which is wholly owned by Mr. Knight.

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

Stock appreciation rights

On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers. Each executive officer shall receive a stock appreciation rights contract (“SAR”) on each one-year anniversary date of his or her employment with the Company based upon the value of our common stock using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment. The SAR contract shall entitle such executive employee to be paid the value, in cash, of the appreciation, if any, of such shares immediately following the two-year anniversary of the granting of each such SAR contract. In the event that any executive officer leaves or terminates his or her employment prior to said two year anniversary of such award, except for cause, the value shall be calculated as of the last date of his or her employment. No executive officer shall have any right to receive any payment under such SAR if terminated for cause. No SARs have been awarded and the Plan was terminated on November 25, 2008.

Executive profit sharing

On May 26, 2006, the Shareholders and Board of Directors approved a profit sharing plan for its executive officers. The Company will pay each executive officer a bonus pursuant to the following cash-distribution profit sharing plan, payable on a quarterly basis.

1.	At the end of each quarter, a profit sharing pool will be determined based on the Company’s performance during that quarter and calculated to be twenty percent (20%) of the net profits achieved during that quarter.
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

The Plan was terminated on November 25, 2008 with no profit sharing earned in 2008.

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

(h)   Compensation of directors

Directors Fee
Earned or Paid
Name	In Cash ($)

Paul Johnson	$ --
Joel Holt	$ --

Director compensation paid to executive officers is included in the summary compensation table above.

Directors, including executive officers, are compensated $1,000 for each meeting during the year. There were no formal meetings during 2008.

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

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, certain information concerning the beneficial ownership of each class of our voting stock held by:

-	each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

-	each of our directors; - each of our executive officers; and

-	all of our executive officers and directors as a group.

There were 787,770 shares of our common stock issued and outstanding at December 31, 2008.

NAME AND ADDRESS (1)	COMMON (2)	% COMMON

Xtreme Oil & Gas, Inc.	400,000	50.78%

Bryce Knight	--	--

Paul Johnson	--	--

Joel Holt	--	--

Officers and Directors
as a group (three persons)	--	--

(1)	The address of all parties listed is C/O Small Cap Strategies, Inc., 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103.
(2)

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Shares are as of December 31, 2008.

Securities authorized for issuance under equity compensation plans

See Item 5.

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

At December 31, 2005, the Company had received $108,595 in non-interest bearing advances from director/shareholders. During 2006, $35,199 of this amount was repaid. During 2007, the remaining balance of $73,396 was contributed to the Company’s capital.

During the second quarter of 2008, the CEO acquired 100,000 shares of the Company’s restricted common stock in exchange for $6,000 owed to the CEO.

On November 24, 2008, the Company amended its LOI with Xtreme Oil & Gas, Inc. dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies. The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 2,500,000 shares of the Company’s common stock as an extension fee. The total purchase price was to be reduced by the extension fee. The shares were valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was originally expensed as an extension fee. Xtreme owned 88.21% of our common stock after the transaction. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The LOI expired under its original terms on December 31, 2008. After the rescission, on December 31, 2008, Xtreme owned 50.78% of the Company's outstanding common stock.

At December 31, 2008 and 2007, the Company owes its CEO $61,462 and $14,041, respectively, in accrued compensation.

Joel Holt and Paul Johnson are both independent directors pursuant to Item 407(a).

ITEM 14:      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $17,692 and $33,491 for the years ended December 31, 2008 and 2007, respectively, including billings received through March 31, 2009.

Audit-Related Fees: None

Tax Fees - None by current auditor.

All Other Fees - None.

PART IV

ITEM 15:      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
	1.	Financial Statements – The following financial statements of Small Cap Strategies, Inc. are contained in Item 8 of this Form 10-K:
		·	Report of Independent Registered Public Accountant
		·	Balance Sheets at December 31, 2008 and 2007
		·	Statements of Operations – For the fiscal years ended December 31, 2008 and 2007
		·	Statements of Stockholders’ Equity (Deficit) – For the fiscal years ended December 31, 2008 and 2007
		·	Statements of Cash Flows – For the fiscal years ended December 31, 2008 and 2007
		·	Notes to the Financial Statements

	2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

	3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

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

DATE: April 13, 2009	SMALL CAP STRATEGIES, INC.

/s/ Bryce Knight
Bryce Knight
President, Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE	SIGNATURE/TITLE

April 13, 2009	/s/ Bryce Knight
Bryce Knight
President, Chief Executive Officer,
Chief Financial Officer and Director

April 13, 2009	/s/ Paul Johnson
Paul Johnson
Director

April 13, 2009	/s/ Joel Holt
Joel Holt
Director