Form 10-Q
period 2009-03-31
Small Cap Strategies Inc
filed 2009-05-01
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:          March 31, 2009

Commission File Number:          814-00720

SMALL CAP STRATEGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5655532
(State or Jurisdiction of	(IRS Employer ID No)
Incorporation or Organization)

     3651 Lindell Road, Suite D #146, Las Vegas, NV 89103

(Address of principal executive office) (zip code)

(702) 943-0330

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of April 23, 2009, was 1,224,776 shares.

SMALL CAP STRATEGIES, INC.

INDEX

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

March 31, 2009 (Unaudited) and December 31, 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,464	$928
Marketable securities	--	4,350
Total current assets	2,464	5,278
Property and equipment, net	1,370	1,463
Total assets	$3,834	$6,741

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$12,420	$-
Due to related party	86,563	61,462
Total current liabilities	98,983	61,462

Commitments and contingencies (Note 8)

Stockholders' deficit:
Common stock: $.001 par value; authorized 100,000,000
shares; 1,224,776 and 787,770 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	1,225	788
Additional paid-in capital	2,848,726	2,626,290
Accumulated deficit	(2,945,100)	(2,681,799)
Total stockholders' deficit	(95,149)	(54,721)
Total liabilities and stockholders' deficit	$3,834	$6,741

See accompanying notes to condensed consolidated financial statements

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008

Costs and expenses
General and administrative expense	$38,333	$39,823
Non-cash compensation	222,873	--
Total costs and expenses	261,206	39,823
Net loss from operations	(261,206)	(39,823)
Other income (expense):
Realized loss on sale of marketable securities	(8,995)	(165,493)
Unrealized gain on marketable securities	6,900	131,978
Interest income	--	19
Other income (expense)	(2,095)	(33,496)
Net loss before income taxes and minority interest	(263,301)	(73,319)
Provision for income taxes	--	--
Net loss	$(263,301)	$(73,319)

Net loss per share, basic and diluted	$(0.22)	$(0.11)

Weighted average shares outstanding,
basic and diluted	1,195,642	687,770

See accompanying notes to condensed consolidated financial statements

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(Unaudited)

	2009	2008

Cash flows from operating activities
Net loss	$(263,301)	$(73,319)
Adjustment to reconcile net loss to net cash used
in operating activities:
Unrealized gain from marketable securities	(6,900)	(131,978)
Loss on sale of marketable securities	8,995	165,493
Depreciation and amortization	93	93
Common stock issued for services	222,873	--
Change in other assets and liabilities:
Accounts receivable	--	(4,386)
Accounts payable	12,420	(4,813)
Amounts due related parties	25,101	27,929
Net cash used in operating activities	(719)	(20,981)

Cash flows from investing activities
Proceeds from sale of marketable securities	2,255	75,110
Investment in marketable securities	--	(43,320)
Net cash provided by investing activities	2,255	31,790

Cash flows from financing activities
Net cash provided by financing activities	--	--

Net increase in cash and cash equivalents	1,536	10,809
Cash and cash equivalents, beginning of period	928	3,653
Cash and cash equivalents, end of period	$2,464	$14,462

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$--	$--
Income taxes	--	--

See accompanying notes to condensed consolidated financial statements

SMALL CAP STRATEGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:      GENERAL ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the account of Small Cap Strategies, Inc. ("SMCA") and its wholly owned inactive subsidiary, The Sarasota Group, Inc.

On November 24, 2008, the Company filed Form N-54c with the Securities and Exchange Commission (SEC”) to notify the SEC of the withdrawal of our previous election to be regulated as a Business Development Company (BDC”) under the Investment Company Act of 1940 (the 1940 Act”). With the approval of more than a majority of the voting power of our common stock, we proceeded to file Form N-54c and thereby de-elect our BDC status.

The Company intends to pursue a business model whereby it will acquire majority ownership in an oil and gas development and production company. Under the new business model, the Company at all times will conduct its activities in such a way that it will not be deemed an investment company” subject to regulation under the 1940 Act. Thus, the Company will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40% of its total assets at any one time.

On October 1, 2008, we entered into a letter of intent (LOI”) with Xtreme Oil & Gas, Inc. (Xtreme”) to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Xtreme and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with an S-8 after the Company files to withdraw its election to be regulated as a BDC. On November 24, 2008, the Company amended its LOI to extend the closing date until March 30, 2009 and issued 2,500,000 shares of common stock as an extension fee. The total purchase price was to be reduced by the extension fee. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The rescinded LOI expired under its original terms on December 31, 2008.At December 31, 2008, Xtreme owned 50.8% of our outstanding common stock and we were its majority owned subsidiary. In January 2009, with the issue of 437,006 shares from the Company's Stock Option Plan, as discussed in Note 7, Xtreme's ownership declined to 32.7%.

Pursuant to Regulation S-X, Rule 6, the Company operated on a non-consolidated basis until November 24, 2008. Operations of the portfolio companies will be reported at the portfolio company level and only the appreciation or impairment of these investments will be included in the Company’s financial statements. Pursuant to Statement of Financial Accounting Standards ("SFAS") 154, Accounting Changes and Error Corrections,” (SFAS 154”) the Company had a change in reporting entity when it de-elected from BDC status. SFAS 154 requires retroactive restatement of the company’s financial statements to conform to the current presentation for all periods presented. Accordingly, subsequent to November 24, 2008, we have ceased operating as a BDC and have prepared consolidated financial statements with our wholly owned subsidiaries, if any.

Unaudited Condensed Interim Financial Statements Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

GOING CONCERN

At March 31, 2009 and December 31, 2008, the Company had current assets of $2,464 and $5,278; current liabilities of $98,983 and $61,462; and negative working capital of $96,519 and $56,184 at March 31, 2009 and December 31, 2008, respectively. The Company incurred a loss of $263,301 during the three months ended March 31, 2009. The Company’s only source of cash flow has been from sales of investments and loans from the CEO.

Until the completion of an acquisition, if any, or some other form of financing, the Company’s only source of funds will be from loans from the CEO or other stockholders. It is unknown how long the CEO or other stockholders will be able to continue to fund the Company and it is unknown how long the Company can continue without other sources of funds.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation,” and supersedes APB 25. The Company adopted SFAS 123R in the first quarter of 2006. Thus, the Company’s financial statements include an expense for all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled or repurchased after that date, based on the grant-date estimated fair value.

As of March 31, 2008 and December 31, 2008, there were options outstanding for 21,698 shares from the 1997 Plan.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 3:     CHANGE IN REPORTING ENTITY

From December 15, 2005 until November 24, 2008, the Company operated as a BDC under the 1940 Act. As such, the Company was subject to different reporting requirements and methods of accounting for its investments. With the change to being an operating company, the Company is no longer subject to the requirements of a BDC and the Company was required pursuant to SFAS 154 to retroactively modify its financial statements as if it were not subject to the requirements of a BDC during all periods presented.

The Company’s only subsidiary with operations was ACL until it was liquidated in 2008. ACL accounted for its investments as trading marketable equity securities, with unrealized gains and losses included in its statements of operations. The Company accounted for its investment in ACL in the same manner and included net unrealized gains and losses in its statements of operations. Accordingly, the Company’s net earnings (loss) did not change when ACL was consolidated since its annual unrealized gain (loss) was equal to the net earnings (loss) of ACL.

NOTE 4:     MARKETABLE EQUITY SECURITIES

The Company’s investment in marketable equity securities consists of the following at March 31, 2009 and December 31, 2008:

	2009	2008

Cost	$393	$11,643
Unrealized loss	(393)	(7,293)
Fair market value	$--	$4,350

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

At December 31, 2008, SMCA owned 7,500 HealthSport, Inc. shares which were valued at $4,350 in the above table. The Company's investment in Shocker 200 is carried at zero which is its cost less the impairment.

NOTE 5:     STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 and each share having one voting right. There are 1,224,776 and 787,770 common shares outstanding at March 31, 2009 and December 31, 2008, respectively.

Stock appreciation rights

On May 26, 2006, the Shareholders and the Board of Directors approved a stock appreciation rights contract (SAR”) plan to provide additional compensation to its executive officers. The SAR plan was terminated on November 25, 2008 with no SARs ever awarded.

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

On November 24, 2008, the Company amended its LOI dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies. The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 2,500,000 shares of the Company’s common stock as an extension fee. The total purchase price was to be reduced by the extension fee. The shares were originally valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was initially expensed as an extension fee. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The rescinded LOI expired under its original terms on December 31, 2008, therefore the extension fee is not reflected in the consolidated financial statements.

At March 31, 2009 and December 31, 2008, the Company owes its CEO $86,563 and $61,462, respectively, in accrued compensation, which is included in due to related party.

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

On November 25, 2008, the Company established the 2008 Stock Option Plan (the Plan”). The Plan registers via an S8 registration statement up to 450,000 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards. In January 2009, 437,006 shares were issued pursuant to compensation agreements, primarily with consultants.The stock grants were valued at $222,873 and this amount is included in the 2009 statement of operations.

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

NOTE 8:          COMMITMENTS AND CONTINGENCIES

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis. Our chief executive officer is providing the space at no cost. In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $3,002 in 2009 and $5,222 in 2008.

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

On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The rescinded LOI expired under its original terms on December 31, 2008.

NOTE 9:          SUBSEQUENT EVENT

The LOI extension with Xtreme was rescinded on April 6, 2009, as noted in Note 8.

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

Going Concern

At March 31, 2009, we had total assets of $3,834 and total liabilities of $98,983, of which $86,563 is owed to our CEO. We have been able to continue operations only through advances from our CEO.

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

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

•	During the three months ended March 31, 2009, we had no revenue.

•	During the three months ended March 31, 2009, our general and administrative expenses were $38,333 as compared to $39,823 in the year earlier period.

	1.	Officer and employee compensation amounted to $15,000 in 2009 and 2008.
	2.	Audit and accounting services amounted to $18,203 in 2009 and $16,045 in 2008.

•	During the three months ended March 31, 2009 and 2008, we realized a loss of $8,995 and $165,493, respectively, from sales of marketable securities.

•

During the three months ended March 31, 2009 and 2008 , we recorded net unrealized gains on our marketable securities in the amount of $6,900 and $131,978, respectively. The unrealized gain results when a marketable security is sold that had a previously recorded unrealized loss. When sold, the actual loss is included in realized losses and the previously recorded unrealized loss is reversed, thus creating an unrealized gain.

Our Plan of Operation for the Next Twelve Months

On October 1, 2008, we entered into a letter of intent (LOI”) with Xtreme Oil & Gas, Inc. (Xtreme”) to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Xtreme and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with an S-8 after the Company files to withdraw its election to be regulated as a BDC. On November 24, 2008, the Company amended its LOI to extend the closing date until March 30, 2009 and issued 2,500,000 shares of common stock as an extension fee. The total purchase price was to be reduced by the extension fee. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The rescinded LOI expired under its original terms on December 31, 2008.

We intend to continue to pursue an acquisition of an oil and gas company, although, it is uncertain if this can be accomplished.

Off Balance Sheet Arrangements

•  None.

Contractual Obligations

•  None.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

SMALL CAP STRATEGIES, INC.

Date:April 28, 2009	By: /s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chief Financial Officer