Form 10-Q
period 2009-06-30
Small Cap Strategies Inc
filed 2009-07-31
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:          June 30, 2009

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

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of July 23, 2009, was 1,224,776 shares.

SMALL CAP STRATEGIES, INC.

INDEX

     Page
     No.

Part I	Financial Information

Item 1:	Condensed Consolidated Financial Statements

	Balance Sheets as of June 30, 2009 and December 31, 2008	3
	Statements of Operations – For the Three Months Ended June 30, 2009 and 2008	4
	Statements of Operations – For the Six Months Ended June 30, 2009 and 2008	5
	Statements of Cash Flows – For the Six Months Ended June 30, 2009 and 2008	6
	Notes to Financial Statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	16
Item 4:	Controls and Procedures	16

Part II	Other Information	17

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits
Signatures		6
Exhibits

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

June 30, 2009 (Unaudited) and December 31, 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,762	$928
Marketable securities	--	4,350
Total current assets	1,762	5,278
Property and equipment, net	1,277	1,463
Total assets	$3,039	$6,741

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$10,144	$--
Due to related parties	109,820	61,462
Total current liabilities	119,964	61,462

Commitments and contingencies (Note 8)

Stockholders' deficit:
Common stock: $.001 par value; authorized 100,000,000
shares; 1,224,776 and 787,770 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	1,225	788
Additional paid-in capital	2,848,726	2,626,290
Accumulated deficit	(2,966,876)	(2,681,799)
Total stockholders' deficit	(116,925)	(54,721)
Total liabilities and stockholders' deficit	$3,039	$6,741

See accompanying notes to consolidated financial statements.

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Costs and expenses
General and administrative expense	$37,664	$43,970
Non-cash compensation	--	--
Total costs and expenses	37,664	43,970
Net loss from operations	(37,664)	(43,970)
Other income (expense):
Realized loss on sale of marketable securities	--	(79,796)
Unrealized gain on marketable securities	--	71,974
Interest income	--	50
Other income (expense)	--	(7,772)
Net loss before income taxes and minority interest	(37,664)	(51,742)
Provision for (refund of) income taxes	(15,887)	--
Net loss	$(21,777)	$(51,742)

Net loss per share, basic and diluted	$(0.02)	$(0.08)

Weighted average shares outstanding,
basic and diluted	1,224,776	687,770

See accompanying notes to consolidated financial statements.

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Six  Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Costs and expenses
General and administrative expense	$75,997	$83,792
Non-cash compensation	222,873	--
Total costs and expenses	298,870	83,792
Net loss from operations	(298,870)	(83,792)
Other income (expense):
Realized loss on sale of marketable securities	(8,994)	(245,288)
Unrealized gain on marketable securities	6,900	203,952
Interest income	--	68
Other income (expense)	(2,094)	(41,268)
Net loss before income taxes and minority interest	(300,964)	(125,060)
Provision for (refund of) income taxes	(15,887)	--
Net loss	$(285,077)	$(125,060)

Net loss per share, basic and diluted	$(0.24)	$(0.18)

Weighted average shares outstanding,
basic and diluted	1,210,290	687,770

See accompanying notes to consolidated financial statements.

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

Six  Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities
Net loss	$(285,077)	$(125,060)
Adjustment to reconcile net loss to net cash used
in operating activities:
Unrealized gain from marketable securities	(6,900)	(203,952)
Loss on sale of marketable securities	8,994	250,833
Depreciation and amortization	186	186
Common stock issued for services	222,873	--
Change in other assets and liabilities:
Accounts receivable	--	37,939
Accounts payable	10,145	(620)
IRS refund paid to related party	(15,887)	--
Advance from one related party paid to another
related party	(10,000)	--
Amounts paid by or loaned by related parties	74,245	12,950
Net cash used in operating activities	(1,421)	(27,724)

Cash flows from investing activities
Proceeds from sale of marketable securities	2,255	51,909
Investment in marketable securities	--	--
Net cash provided by investing activities	2,255	51,909

Cash flows from financing activities
Net cash provided by financing activities	--	--

Net increase in cash and cash equivalents	834	24,185
Cash and cash equivalents, beginning of period	928	3,653
Cash and cash equivalents, end of period	$1,762	$27,838

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$--	$--
Income taxes	--	--
Non-cash investing and financing activities:
Exchange of one investment for another investment	--	28,880
Restricted common stock issued for amount due related party	--	6,000

See accompanying notes to consolidated financial statements.

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

On October 1, 2008, we entered into a letter of intent (LOI”) with Xtreme Oil & Gas, Inc. (Xtreme”) to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Xtreme and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with an S-8 after the Company files to withdraw its election to be regulated as a BDC. On November 24, 2008, the Company amended its LOI to extend the closing date until March 30, 2009 and issued 2,500,000 shares of common stock as an extension fee. The total purchase price was to be reduced by the extension fee. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The rescinded LOI expired under its original terms on December 31, 2008. At December 31, 2008, Xtreme owned 50.8% of our outstanding common stock and we were its majority owned subsidiary. In January 2009, with the issue of 437,006 shares from the Company's Stock Option Plan, as discussed in Note 7, Xtreme's ownership declined to 32.7%.

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on July 31, 2009.

GOING CONCERN

At June 30, 2009 and December 31, 2008, the Company had current assets of $1,762 and $5,278; current liabilities of $119,964 and $61,462; and negative working capital of $118,202 and $56,184 at June 30, 2009 and December 31, 2008, respectively. The Company incurred a loss of $285,078 during the six months ended June 30, 2009. The Company’s only source of cash flow has been from sales of investments and loans from the CEO and its principal shareholder, Xtreme.

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

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for the second quarter of 2009, in accordance with the effective date. See Note 1.

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

NOTE 4:     MARKETABLE EQUITY SECURITIES

The Company’s investment in marketable equity securities consists of the following at June 30, 2009 and December 31, 2008:

	2009	2008

Cost	$393	$11,643
Unrealized loss	(393)	(7,293)
Fair market value	$-	$4,350

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

NOTE 5:     STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 and each share having one voting right. There are 1,224,776 and 787,770 common shares outstanding at June 30, 2009 and December 31, 2008, respectively.

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

At June 30, 2009 and December 31, 2008, the Company owes its CEO $94,820 and $61,462, respectively, for loans and accrued compensation, which is included in due to related party. At June 30, 2009, Xtreme had loaned the Company $15,000, which is also included in due to related party.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises, Inc., a Nevada corporation 100% owned by Bryce Knight.

NOTE 7:      STOCK OPTION AND EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

The Company's stock option plan (the 2008 Stock Option Plan) allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company. Options granted under the Plan are generally for periods not to exceed ten years and generally must be at prices not less than 100% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are established at 110% of the estimated fair value of the stock on the date of grant. Stock options granted by the Company to others are primarily for legal and investment banking services. There are no options outstanding under the 2008 Plan at June 30, 2009.

On November 25, 2008, the Company established the 2008 Stock Option Plan (the Plan”). The Plan registers via an S8 registration statement up to 450,000 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards. In January 2009, 437,006 shares were issued pursuant to compensation agreements, primarily with consultants. The stock grants were valued at $222,873 and this amount is included in the 2009 statement of operations.

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

NOTE 8:          COMMITMENTS AND CONTINGENCIES

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis. Our chief executive officer is providing the space at no cost. In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $10,806 in 2009 and $15,063 in 2008.

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

Going Concern

At June 30, 2009, we had total assets of $3,039 and total liabilities of $119,964, of which $109,820 is owed to related parties. We have been able to continue operations only through advances from our CEO and loans from Xtreme.

The Company will continue to require working capital until it acquires a business capable of supporting operations. In addition, the Company will plan, with the acquisition of oil and gas mineral interests, to make substantial investments in drilling for oil and gas. In order to make these investments and meet cash requirements, the Company will be required to raise substantial funds, either through private placements of its equity or through loans.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008

•	During the three months ended June 30, 2009 and 2008, we had no revenue.

•

During the three months ended June 30, 2009, our general and administrative expenses were $37,664 as compared to $43,970 in the year earlier period. The principal components of our general and administrative expenses were officers compensation of $15,000 in each year, audit fees of $8,339 and $8,936 in 2009 and 2008, respectively, and rent of $7,795 and $9,842 in 2009 and 2008, respectively.

•	During the three months ended June 30, 2009 and 2008, we realized a loss of none and $85,341, respectively, from sales of marketable securities.

•	During the three months ended June 30, 2009 and 2008, we recorded net unrealized gains on our marketable securities in the amount of none and $71,974, respectively. The unrealized gain results when a marketable security is sold that had a previously recorded unrealized loss. When sold, the actual loss is included in realized losses and the previously recorded unrealized loss is reversed, thus creating an unrealized gain.

•	During the three months ended June 30, 2009 we received a refund of $15,887 from the carryback of an NOL from 2008 to 2006.

Comparison of the six months ended June 30, 2009 and 2008

•	During the six months ended June 30, 2009 and 2008, we had no revenue.

•

During the six months ended June 30, 2009, our general and administrative expenses were $75,998 as compared to $83,792 in the year earlier period. The principal components of our general and administrative expenses were officers compensation of $30,000 in each year, audit fees of $22,222 and $21,471 in 2009 and 2008, respectively, and rent of $10,806 and $15,063 in 2009 and 2008, respectively.

•	During the six months ended June 30, 2009 and 2008, we realized a loss of $8,994 and $245,288, respectively, from sales of marketable securities.

•

During the six months ended June 30, 2009 and 2008, we recorded net unrealized gains on our marketable securities in the amount of $6,900 and $203,952, respectively. The unrealized gain results when a marketable security is sold that had a previously recorded unrealized loss. When sold, the actual loss is included in realized losses and the previously recorded unrealized loss is reversed, thus creating an unrealized gain.

•	During the six months ended June 30, 2009 we received a refund of $15,887 from the carryback of an NOL from 2008 to 2006.

Our Plan of Operation for the Next Twelve Months

On October 1, 2008, we entered into a letter of intent (LOI”) with Xtreme Oil & Gas, Inc. (Xtreme”) to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Xtreme and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with an S-8 after the Company filed to withdraw its election to be regulated as a BDC. On November 24, 2008, the Company amended its LOI to extend the closing date until March 30, 2009 and issued 2,500,000 shares of common stock as an extension fee. The total purchase price was to be reduced by the extension fee. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The rescinded LOI expired under its original terms on December 31, 2008.

We intend to continue to pursue an acquisition of an oil and gas company, although, it is uncertain if this can be accomplished.

Off Balance Sheet Arrangements

•	None.

Contractual Obligations

•	None.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended June 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

SMALL CAP STRATEGIES, INC.

Date: July 31, 2009	By: /s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chief Financial Officer