Form 10-Q
period 2009-09-30
Small Cap Strategies Inc
filed 2009-11-10
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:          September 30, 2009

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

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 2, 2009, was 1,224,776 shares.

SMALL CAP STRATEGIES, INC.

INDEX

		Page No.
Part I	Financial Information

Item 1:	Condensed Consolidated Financial Statements

	Balance Sheets as of September 30, 2009 and December 31, 2008	3
	Statements of Operations – For the Three Months Ended September 30, 2009 and 2008	4
	Statements of Operations – For the Nine Months Ended September 30, 2009 and 2008	5
	Statements of Cash Flows – For the Nine Months Ended September 30, 2009 and 2008	6
	Notes to Financial Statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	16
Item 4:	Controls and Procedures	16

Part II	Other Information	17

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits
Signatures
Exhibits

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

September 30, 2009 (Unaudited) and December 31, 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$127	$928
Marketable securities	--	4,350
Total current assets	127	5,278
Property and equipment, net	6,620	1,463
Total assets	$6,747	$6,741

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$-	$-
Due to related parties	158,807	61,462
Total current liabilities	158,807	61,462

Commitments and contingencies (Note 8)

Stockholders' deficit:
Common stock: $.001 par value; authorized 100,000,000
shares; 1,224,776 and 787,770 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	1,225	788
Additional paid-in capital	2,848,726	2,626,290
Accumulated deficit	(3,002,011)	(2,681,799)
Total stockholders' deficit	(152,060)	(54,721)
Total liabilities and stockholders' deficit	$6,747	$6,741

 See accompanying notes to condensed consolidated financial statements.

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operation

Three Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008

Costs and expenses
General and administrative expense	$35,135	$39,440
Non-cash compensation	--	--
Total costs and expenses	35,135	39,440
Net loss from operations	(35,135)	(39,440)
Other income (expense):
Realized loss on sale of marketable securities	--	(45,092)
Unrealized gain on marketable securities	--	44,050
Interest income	--	--
Other income (expense)	--	(1,042)
Net loss before income taxes and minority interest	(35,135)	(40,482)
Provision for (refund of) income taxes	--	--
Net loss	$(35,135)	$(40,482)

Net loss per share, basic and diluted	$(.003)	$(0.05)

Weighted average shares outstanding,
basic and diluted	1,224,776	787,770

See accompanying notes to condensed consolidated financial statements.

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operation

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008

Costs and expenses
General and administrative expense	$111,132	$123,233
Non-cash compensation	222,873	--
Total costs and expenses	334,005	123,233
Net loss from operations	(334,005)	(123,233)
Other income (expense):
Realized loss on sale of marketable securities	(8,994)	(295,926)
Unrealized gain on marketable securities	6,900	248,002
Dividend and interest income	--	5,614
Other income (expense)	(2,094)	(42,310)
Net loss before income taxes and minority interest	(336,099)	(165,543)
Provision for (refund of) income taxes	(15,887)	--
Net loss	$(320,212)	$(165,543)

Net loss per share, basic and diluted	$(0.26)	$(02.3)

Weighted average shares outstanding,
basic and diluted	1,215,171	721,347

See accompanying notes to condensed consolidated financial statements.

SMALL CAP STRATEGIES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008

Cash flows from operating activities
Net loss	$(320,212)	$(165,543)
Adjustment to reconcile net loss to net cash provided by (used
in) operating activities:
Unrealized gain from marketable securities	(6,900)	(248,002)
Loss on sale of marketable securities	8,994	295,926
Depreciation and amortization	386	279
Common stock issued for services	222,873	--
Change in other assets and liabilities:
Accounts receivable	--	37,939
Accounts payable	--	(4,813)
IRS refund paid to related party	(15,887)	--
Advance from one related party paid to another
related party	(10,000)	--
Amounts paid by or loaned by related parties	123,232	24,426
Net cash provided by (used in) operating activities	2,486	(59,788)

Cash flows from investing activities
Proceeds from sale of marketable securities	2,255	59,317
Investment in property and equipment	(5,542)	--
Net cash provided by (used in) investing activities	(3,287)	59,317

Cash flows from financing activities
Net cash provided by financing activities	--	--

Net decrease in cash and cash equivalents	(801)	(471)
Cash and cash equivalents, beginning of period	928	3,653
Cash and cash equivalents, end of period	$127	$3,182

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	--	--
Non-cash investing and financing activities:
Exchange of one investment for another investment	--	28,880
Restricted common stock issued for amount due related party	--	6,000

See accompanying notes to condensed consolidated financial statements.

SMALL CAP STRATEGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:      GENERAL ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the account of Small Cap Strategies, Inc. ("SMCA") and its wholly owned inactive subsidiary, The Sarasota Group, Inc.

On November 24, 2008, the Company filed Form N-54c with the Securities and Exchange Commission (SEC”) to notify the SEC of the withdrawal of our previous election to be regulated as a Business Development Company (BDC”) under the Investment Company Act of 1940 (the 1940 Act”). With the approval of more than a majority of the voting power of our common stock, we filed Form N-54c and de-elected our BDC status.

The Company intends to pursue a business model whereby it will acquire majority ownership in an oil and gas development and production company. Under the new business model, the Company at all times will conduct its activities in such a way that it will not be deemed an "investment company” subject to regulation under the 1940 Act. Thus, the Company will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40% of its total assets at any one time.

On October 1, 2008, we entered into a letter of intent ("LOI”) with Xtreme Oil & Gas, Inc. ("Xtreme”) to acquire certain oil and gas or mineral interests located in Oklahoma and Texas and the interest in two entities licensed and bonded as operators in Oklahoma and Texas. We agreed to issue 18,000,000 shares of our common stock, shares of newly designated preferred stock in exchange for existing warrants of Xtreme and we agreed to assume the liability for unpaid salaries and fees due to the employees and independent contractors providing services to the Seller and pay these liabilities with 4,000,000 shares of common stock to be registered with an S-8. On November 24, 2008, the Company amended its LOI to extend the closing date until March 30, 2009 and issued 2,500,000 shares of common stock as an extension fee. The total purchase price was to be reduced by the extension fee. On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled. The rescinded LOI expired under its original terms on December 31, 2008.At December 31, 2008, Xtreme owned 50.8% of our outstanding common stock and we were its majority owned subsidiary. In January 2009, with the issue of 437,006 shares from the Company's Stock Option Plan, as discussed in Note 7, Xtreme's ownership declined to 32.7%.

Pursuant to Regulation S-X, Rule 6, the Company operated on a non-consolidated basis until November 24, 2008. Operations of the portfolio companies were reported at the portfolio company level and only the appreciation or impairment of these investments was included in the Company’s financial statements. The Company had a change in reporting entity when it de-elected from BDC status, which required retroactive restatement of the Company’s financial statements to conform to the current presentation for all periods presented. Accordingly, subsequent to November 24, 2008, we have ceased operating as a BDC and have prepared consolidated financial statements with our wholly owned subsidiaries, if any.

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 10, 2009.

GOING CONCERN

At September 30, 2009 and December 31, 2008, the Company had current assets of $127 and $5,278; current liabilities of $158,807 and $61,462; and negative working capital of $158,680 and $56,184 at September 30, 2009 and December 31, 2008, respectively. The Company incurred a loss of $320,212 during the nine months ended September 30, 2009. The Company’s only source of cash flow has been from sales of investments and loans from the CEO and its principal shareholder, Xtreme.

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

NOTE 2:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

On August 28, 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective in the fourth quarter of 2009 for a calendar-year entity. The Company is currently evaluating the impact of ASU 2009-05 on its financial position, results of operations, cash flows, and disclosures.

On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, "Revenue Arrangements with Multiple Deliverables" ("EITF 08-1"). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled "Revenue Arrangements with Multiple Deliverables." EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

NOTE 3:     CHANGE IN REPORTING ENTITY

From December 15, 2005 until November 24, 2008, the Company operated as a BDC under the 1940 Act. As such, the Company was subject to different reporting requirements and methods of accounting for its investments. With the change to being an operating company, the Company is no longer subject to the requirements of a BDC and the Company was required to retroactively modify its financial statements as if it were not subject to the requirements of a BDC during all periods presented.

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

NOTE 4:     MARKETABLE EQUITY SECURITIES

The Company’s investment in marketable equity securities consists of the following at September 30, 2009 and December 31, 2008:

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

NOTE 5:     STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 and each share having one voting right. There are 1,224,776 and 787,770 common shares outstanding at September 30, 2009 and December 31, 2008, respectively.

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

At September 30, 2009 and December 31, 2008, the Company owes its CEO $133,807 and $61,462, respectively, for loans and accrued compensation, which is included in due to related parties.At September 30, 2009, Xtreme had loaned the Company $25,000, which is also included in due to related parties.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises, Inc., a Nevada corporation 100% owned by Bryce Knight.

General and administrative expense includes $15,000 and $45,000 in accrued compensation due the CEO for the three and nine month periods ended September 30, 2009 and 2008, respectively.

NOTE 7:      STOCK OPTION AND EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

The Company's stock option plan (the 2008 Stock Option Plan) allows for the issuance of incentive and nonqualified stock options to employees and consultants of the Company. Options granted under the Plan are generally for periods not to exceed ten years and generally must be at prices not less than 100% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are established at 110% of the estimated fair value of the stock on the date of grant. Stock options granted by the Company to others are primarily for legal and investment banking services. There are no options outstanding under the 2008 Plan at September 30, 2009.

On November 25, 2008, the Company established the 2008 Stock Option Plan (the Plan”). The Plan registers via an S8 registration statement up to 450,000 shares of common stock to be issued to qualified recipients. Eligible participants in the Plan shall be key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time. The Committee shall consider such factors as it deems pertinent in selecting participants and in determining the types and amounts of their respective awards. In January 2009, 437,006 shares were issued pursuant to compensation agreements, primarily with consultants.The stock grants were valued at $222,873 and this amount is included in the 2009 consolidated statement of operations. There are options for 12,994 shares available for grant pursuant to the Plan at September 30, 2009.

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

NOTE 8:          COMMITMENTS AND CONTINGENCIES

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis. Our chief executive officer is providing the space at no cost. In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $18,573 in 2009 and $21,918 in 2008.

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

Going Concern

At September 30, 2009, we had total assets of $6,747 and total liabilities of $158,807, all of which is owed to related parties. We have been able to continue operations only through advances from our CEO and loans from Xtreme.

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

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

•	During the three months ended September 30, 2009 and 2008, we had no revenue.

•

During the three months ended September 30, 2009 , our general and administrative expenses were $35,135 as compared to $39,440 in the year earlier period. The principal components of our general and administrative expenses were officers compensation of $15,000 in each year, audit fees of $6,461 and $7,156 in 2009 and 2008, respectively, and rent of $ 7,767 and $6,855 in 2009 and 2008, respectively.

Comparison of the nine months ended September 30, 2009 and 2008

•	During the nine months ended September 30, 2009 and 2008, we had no revenue.

•

During the nine months ended September 30, 2009, our general and administrative expenses were $111,132 as compared to $123,233 in the year earlier period. The principal components of our general and administrative expenses were officers compensation of $ 45,000 in each year, audit fees of $28,683 and $28,627 in 2009 and 2008, respectively, and rent of $18,573 and $21,918 in 2009 and 2008, respectively.

•	During the nine months ended September 30, 2009 and 2008, we realized a loss of $8,994 and $295,926, respectively, from sales of marketable securities.

•

During the nine months ended September 30 , 2009 and 2008, we recorded net unrealized gains on our marketable securities in the amount of $6,900 and $248,002, respectively . The unrealized gain results when a marketable security is sold that had a previously recorded unrealized loss. When sold, the actual loss is included in realized losses and the previously recorded unrealized loss is reversed, thus creating an unrealized gain.

•	During the nine months ended September 30, 2009 we received a refund of $15,887 from the carryback of an NOL from 2008 to 2006.

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

ITEM 4:      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2009. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended September 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

SMALL CAP STRATEGIES, INC.

Date: November 10, 2009	By: /s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chief Financial Officer