Form 10-K
period 2009-12-31
Small Cap Strategies Inc
filed 2010-04-13
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive.  $598,328.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 2010 was 1,224,776 shares.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this report except those Exhibits so incorporated as set forth in the Exhibit Index.

SMALL CAP STRATEGIES, INC.

INDEX

		Page
PART I

ITEM 1:	BUSINESS	4
ITEM 1A:	RISK FACTORS	11
ITEM 2:	PROPERTIES	19
ITEM 3:	LEGAL PROCEEDINGS	19
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
	HOLDERS (DELETED EFFECTIVE FEBRUARY 28, 2010)	N/A

PART II

ITEM 4:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
	EQUITY SECURITIES	20
ITEM 5:	SELECTED FINANCIAL DATA	22
ITEM 6:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATION	23
ITEM 6A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	28
ITEM 7:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	29
ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	49
ITEM 8A:	CONTROLS AND PROCEDURES	49
ITEM 8B:	OTHER INFORMATION	50

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	51
ITEM 10:	EXECUTIVE COMPENSATION	53
ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER
	MATTERS	55
ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	AND DIRECTOR INDEPENDENCE	56
ITEM 13:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	57

PART IV

ITEM 14:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	58

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

PART I

ITEM 1:	BUSINESS

General Development of Business

Small Cap Strategies, Inc. is a Business Development Company (BDC, as defined by the Securities & Exchange Commission ("SEC"), Investment Company Act of 1940 (the "1940 Act")) with a targeted focus on investment in next generation biotechnology companies with best in class, distinctive IP and well-defined near-term applications that address significant and quantifiable markets.

The Company, formerly “Photonics Corporation” was redomiciled in Nevada through a reverse merger effective on September 30, 2006 where Photonics Corporation (“Photonics”), a California corporation, merged into Small Cap Strategies, Inc. (“SMCA”, the “Company,” "Small Cap," “we” or “us”), a Nevada corporation, with SMCA being the surviving entity.  The effect of this corporate action was to change the Company’s state of incorporation from the State of California to the State of Nevada.

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

On March 7, 2006 we filed a notification under Form N-54A with the SEC indicating our election to be regulated as a business development company under the 1940 Act.  In connection with this election, we adopted corporate resolutions and operated as a closed-end management investment company.

On November 24, 2008, we filed Form N-54C with the SEC to notify the SEC of the withdrawal of our previous election to be regulated as a BDC under the 1940 Act.  This action was taken to best facilitate our planned business model of developing and producing oil and natural gas.  The company entered into a letter of intent to acquire all the major oil and gas properties of Xtreme Oil & Gas, Inc. (XTOG.PK), which was a major shareholder of the Company.  After several attempts to reach a deal to purchase the properties of Xtreme, it became evident that a deal could not be reached in the 4th Quarter of 2009.

The Board of Directors resolved on November 15, 2009 that the company would again pursue the business model of an investment and management company. On April 12, 2010, we filed Form N-54A with the SEC to elect to be treated as a BDC governed under the 1940 Act. The Company currently operates as an internally managed closed-end non-diversified Business Development Company and is traded on the OTCBB under the symbol SMCA.OB.

Small Cap operates as a publicly held venture capital fund.  We provide shareholders the opportunity to invest in emerging life sciences companies; sharing the risks and potential benefits over a portfolio of companies while retaining the liquidity of a publicly traded stock.

We have chosen to operate in a BDC structure primarily because it is the regulatory framework for publicly held companies specifically created to facilitate making venture capital investments in early stage companies.  Moreover, it allows for non-accredited investors to take part in the emerging companies growth prospects formerly permitted only to accredited investors.

We provide shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the potential benefits of investing in primarily smaller emerging companies.  Our investment objectives are to achieve a high level of return and increased shareholder value by investing in emerging start-up and growth stage biotechnology and biomedical companies.  Our intention is to invest in companies that we believe have significant upside potential and where we participate in the strategy and operations of such companies.

Pursuant to Regulation S-X, Rule 6, the Company operates on a non-consolidated basis.  Operations of portfolio companies are reported at the portfolio company level and only the appreciation or impairment of these investments is included in the Company’s financial statements.  Pursuant to FASB Topic 250, the Company had a change in accounting principle when it re-elected to BDC status.  Topic 250 requires retroactive restatement of the company’s financial statements to conform to the current presentation for all periods presented.

Narrative Description of Business

New Business Model

We intend to seek out investments in the following areas:

o	Drug development and Biotechnology
o	Medical devices, including biosensors
o	Specialty pharmaceuticals
o	Healthcare information management
o	Personalized Medicine

We believe that a short-term, trading-focused investment approach to healthcare companies, whose products often require many years of development, has a time-proven flaw: it exposes the investor to the full measure of downside risk while not capturing the full value creation of success.  Given the vagaries of medical product development, a more long-term perspective is therefore better suited to capture full value creation and weather setbacks as a medical technology matures.  A “trading” mentality would not therefore be expected to generate consistently strong returns, as risk mitigation through diversification is an ineffective tool in this high-beta space.  Instead, we plan to mitigate risk through more detailed due diligence of a company’s technology, its management team and strategic plan, and a deep understanding of end-market demand.

Small Cap will make thesis-based investments, taking concentrated positions in a small number of companies, and exercise patience as the technologies mature – a venture approach to public investing. However, relative to private investments, public equities offer several attractive features, chiefly 1) greater liquidity, 2) a long reporting history, 3) the ability to time our entries and exits, and 4) the ability to add or sell fractions of positions, and 5) highly depressed valuations at the present time.

Given the many similarities and challenges shared by public and private companies, the fund will also invest in private companies/assets that have capital-efficient development plans for value creation and a high-return exit. The product development timelines, paradigm of milestone-drive value creation, and risk-adjusted return potentials overlap greatly between private and early-stage public companies.  Additionally, the due diligence process and post-investment practices for private and public healthcare companies have become very similar. As such, the fundamental goals of 1) assessing the quality of an emerging technology, 2) sourcing and under-discovered assets, and 3) defining an appropriate risk/reward profile for early-stage products are aspects of private company investing that are similar to investing in public healthcare companies.

We expect that our due diligence on publicly held assets will lead to a detailed understanding of investable, privately held assets, and we believe that efficiencies are created by crossing over into this space.  Additionally, management’s exposure to cutting-edge technologies and early-stage companies, particularly in the areas of drug development and medical devices, will facilitate sourcing private-company opportunities.

Venture-Style Investing in Public Healthcare Equities

There are more than 300+ small and micro-cap healthcare companies trading on U.S. public markets, almost all of which are pre-profit and must refinance in order to continue operations. The recent maelstrom in the global public markets has only exaggerated the long-standing aversion to technically and fundamentally high-risk industries, such as biotechnology and medical devices.  This has led to unnaturally depressed valuations and created an environment where long-term, venture-style investing in public equities is a highly attractive opportunity.

Clearly, current valuations are largely beholden to macro-market dynamics, and we cannot expect to precisely time the occurrence of an upswing in the public markets.  However, we believe that the indiscriminant selling in today’s environment overlooks the fact that a handful of companies will create enormous value by executing successfully on the development of their products. Should markets continue to languish, careful stock picking will still be rewarded with value creation, but now off of a historically low cost basis.  With the eventual return of a more favorable market, these high-beta stocks will appreciate most strongly. Thus, the opportunity exists today to invest at deminimus valuations and enjoy the returns created by the return of stock more favorable market, and even despite one. Furthermore, an increasingly unfavorable financing environment creates greater price dislocation and the opportunity to invest through PIPEs and secondary financings under highly favorable terms.

Late-Stage Private Investing

Management has developed a deep knowledge of how early-stage healthcare companies develop into more mature and successful organizations, creating value and providing high absolute returns for the investor. The Corporation has also cultivated a robust network of professionals in the healthcare industry, including investors, entrepreneurs, scientists, business development professionals, and others.  We believe that we can leverage our experiences and network to source, fund, develop and sell the technologies that are highly valued by the public markets and corporate acquirers alike.

We intend to target companies that represent the best-in-breed for their given technologies and have clearly defined paths to market, so that technology and regulatory risks are lower and a realistic assessment of value can be made. We intend to be highly engaged with our private investments, taking Board seats as necessary, adding assets to a company’s portfolio as appropriate, and working with management to maximize value. Clearly, the hurdle to investing in a private company will scale with the human/time resources required by the Corporation to achieve the expected outcomes.

The Corporation operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

 The Corporation is listed on the NASDAQ Over the Counter Bulletin Board under the symbol “SMCA”.

Regulation as a Business Development Company

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDCs. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by a vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry. More specifically, in order to qualify as a BDC, a company must:

(1) be a domestic company;

(2) have registered a class of its equity securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934;

(3) operate for the purpose of investing in the securities of qualifying portfolio companies,

(4) extend significant managerial assistance to such portfolio companies; and

(5) have a majority of “disinterested” directors (as defined in the 1940 Act).

Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.”

An eligible portfolio company is, generally, a private domestic operating company, or a public domestic operating company with a market capitalization under $250 million. In addition, any small business investment company that is licensed by the SBA and that is a wholly owned subsidiary of a BDC is an eligible portfolio company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt.  The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from the portfolio company or its officers, directors, or affiliates.

A BDC is permitted to invest in the securities of large public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment.

A BDC must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

We provide a variety of services to portfolio companies, including the following:

•	providing management services and recruiting management;

•	formulating operating strategies and corporate goals;

•	formulating intellectual property strategies;

•	investing our investment capital;

•	assisting in obtaining outside capital;

•	introductions to investment bankers and other professionals;

•	mergers and acquisitions;

•	introductions to potential joint venture partners, suppliers and customers;

•	assisting in financial planning; and

•	assisting in investor relations.

We will derive income from our portfolio companies for the performance of these services, which may be paid in cash or securities.

Compliance with BDC Reporting Requirements

The Board of Directors of the Company, comprising a majority of Independent Directors, adopted in 2006 a number of resolutions, codes and charters to complete compliance with BDC operating requirements prior to reporting as a BDC. These include establishing Board committees for Audit, Nominating, Compensation, Investment, and Corporate Governance, and adopting a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter.

Code of Ethics

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. The Company's Code of Ethics will be posted on our website at http://www.smallcapbdc.com/ during 2010.

Audit Committee

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary, the replacement of the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K.

The Company's Audit Committee and Compensation Committee is comprised of its two independent directors.

Investment Committee

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role, divestiture or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio company positions.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, then-President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

EMPLOYEES

At December 31, 2009 and 2008, we had 1 full-time employee.

Our employee is not represented by a labor union.  We have experienced no work stoppage and believe that our employee relationships are good.

Operation as a BDC

Under our election to be governed as a BDC under the 1940 Act, we engage in the business of providing investors with the opportunity to participate, with a modest amount of venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments.  In addition, we provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.  We operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.  We could not cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding and voting stock as defined under the 1940 Act.

As a BDC, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of companies that are not investment companies and that:

• do not have a market capitalization over $250 Million
• are actively controlled by a BDC and have an affiliate of a BDC on their board of directors; or
• meet such other criteria as may be established by the SEC.

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

ITEM 1A:	RISK FACTORS

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. Our decrease in net assets from operations for the 2009 fiscal year was $345,941, and future losses could occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We recently undertook our current business model and as a result, historical results may not be relied upon with regard to our operating history

In November 2009, we formally began implementing our current business model of providing capital and services to biotech companies. We are classified as an investment company under the 1940 Investment Company Act. As such, we have presented our financial results and accompanying notes in such fashion. Conversely, in 2008 and other years, our operating results were presented in the format and style of an industrial company. As a result, our financial performance and statements may not be comparable between these years.

The Company's cash expenses are very large relative to its cash flow; which will require the Company to issue equity to raise capital. This could result in substantial dilution to our shareholders’ equity or our ability to continue in operations should additional capital not be raised

For year ended December 31, 2009, the Company had no operating revenues and had net operating expenses of $359,783. Consequently, the Company will have to sell shares of the Company's common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

Regulations governing operations of a BDC will affect the Company's ability to raise capital, and the way in which the Company raises additional capital. This could result in the Company not being able to raise additional capital and accordingly cease operations

Under the provisions of the 1940 Act, the Company is permitted, as a BDC, to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of portfolio assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to sell all or a portion of its investments and, depending on the nature of the Company's leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices. Applicable law requires that business development companies may invest 70% of its assets only in privately held U.S. companies, small, publicly traded U.S. companies with market capitalizations under $250 Million, certain high-quality debt, and cash. The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders approve such sale. In any such case, the price at which the Company's securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

The success of the Company will depend on management's ability to make successful investments

If the Company is unable to select profitable investments, the Company will not achieve its objectives and miss any projected earnings targets.

The Company's investment activities are inherently risky

The Company's investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors which are neither within the control of nor predictable by the Company. Such factors include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies.

The Company's equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies

The equity interests in which the Company invests may not appreciate in value and may decline in value. Accordingly, the Company may not be able to realize gains from its investments and any gains realized on the disposition of any equity interests may not be sufficient to offset any losses experienced. Moreover, the Company's primary objective is to invest in early stage biotechnology and biomedical companies whose products will frequently not have demonstrated market acceptance. Many portfolio companies will lack depth of management and have limited financial resources. All of these factors make investments in the Company's portfolio companies particularly risky.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) under the symbol (SMCA) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders

Our executive officer and directors have the ability to appoint a majority to the Board of Directors. Accordingly, our directors and executive officer, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders.

Our share ownership is concentrated

The Company's chief executive officer, together with his affiliates, beneficially owns approximately 90% of the Company's voting shares. As a result, the chief executive officer will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of the assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, the chief executive officer may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company's common stock by discouraging third party investors. In addition, the interests of the chief executive officer may not always coincide with the interests of the Company's other stockholders.

We may change our investment policies without further shareholder approval

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, neither are we limited to the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

The Company's common stock may be subject to the penny stock rules which might make it harder for stockholders to sell

As a result of our stock price, our shares are subject to the penny stock rules. Because a "penny stock" is, generally speaking, one selling for less than $5.00 per share, the Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in the Company's common stock because of the burdens imposed upon them by the penny stock rules which include but are not limited to:

Section 15(g) of the Securities Exchange Act of 1934 and SEC Rules 15g-1 through 15g-6, which impose additional sales practice requirements on broker- dealers who sell Company securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Limited regulatory oversight may require potential investors to fend for themselves

The Company has elected to be treated as a business development company under the 1940 Act which makes the Company exempt from some provisions of that statute. The Company is not registered as a broker-dealer or investment advisor because the nature of its proposed activities does not require it to do so; moreover it is not registered as a commodity pool operator under the Commodity Exchange Act, based on its intention not to trade commodities or financial futures. However, the Company is a reporting company under the Securities Exchange Act of 1934. As a result of this limited regulatory oversight, the Company is not subject to certain operating limitations, capital requirements, or reporting obligations that might otherwise apply and investors may be left to fend for themselves.

The Company's concentration of portfolio company securities

The Company will attempt to hold the securities of several different portfolio companies. However, a significant amount of the Company's holdings could be concentrated in the securities of only a few companies. This risk is particularly acute during this time period of early Company operations, which could result in significant concentration with respect to a particular issuer or industry. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio.

Because many of the Company's portfolio securities will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values

The Company values its portfolio securities at fair value as determined in good faith by the Board of Directors. However, the Company may be required on a more frequent basis to value the securities at fair value as determined in good faith by the Board of Directors to the extent necessary to reflect significant events affecting the value of such securities. For privately held securities, and to a lesser extent, for publicly-traded securities, this valuation is an art and not a science. The Board of Directors may retain an independent valuation firm to aid it on a selective basis in making fair value determinations. The types of factors that may be considered in fair value pricing of an investment include the markets in which the portfolio company does business, comparison of the portfolio company to (other) publicly traded companies, discounted cash flow of the portfolio company, and other relevant factors. Because such valuations are inherently uncertain, may fluctuate during short periods of time, and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, the Company may not be able to dispose of its holdings at a price equal to or greater than the determined fair value. Net asset value could be adversely affected if the determination regarding the fair value of Company investments is materially higher than the values ultimately realized upon the disposal of such securities.

The lack of liquidity in the Company's portfolio securities would probably prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce a gain

The Company will hold securities in privately held companies. Some of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of such investments may make it difficult to sell such investments at advantageous times and prices or in a timely manner. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the values recorded for such investments. The Company may also face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that the Company has material non-public information regarding such portfolio company. If the Company is unable to sell its assets at opportune times, it might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors the Board will consider in determining fair value of portfolio securities. Moreover, even holdings in publicly traded securities could be relatively illiquid because the market for companies of the type in which the Company invests tend to be less active than for larger companies and usually cannot accommodate large volume trades.

Holding securities of privately held companies may be riskier than holding securities of publicly traded companies due to the lack of available public information

The Company will hold securities in privately-held companies which may be subject to higher risk than holdings in publicly traded companies. Generally, little public information exists about privately held companies, and the Company will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose some or all of the money it invests in these companies. These factors could subject the Company to greater risk than holding securities in publicly traded companies and negatively affect investment returns.

The market values of publicly traded portfolio companies are likely to be extremely volatile

Our clients will be early stage biotech companies. As a result, their operations and futures are highly dependent on their ability to develop a product and on public perception. Unlike more seasoned companies with historical financial projections that can be used to evaluate performance, our clients typically do not possess such historical figures. Accordingly, shares of our portfolio companies that are quoted for public trading will generally be thinly traded and subject to wide and sometimes precipitous swings in value.

The Company is Subject to Risks Created by the Valuation of its Portfolio Investments

There is typically no public market for equity securities of the small privately held companies in which the Company will sometimes invest. As a result, the valuations of the equity securities in the Company’s portfolio are stated at fair value as determined by the good faith estimate of the Company’s Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated value are recorded in the statement of operations as “Net increase in unrealized appreciation.”

The Company’s Portfolio Investments are Illiquid

Most of the investments of the Company are or will be either equity securities acquired directly from small companies or subordinated debt securities. The Company’s portfolio of equity securities is, and will usually be, subject to restrictions on resale or otherwise has no established trading market. The illiquidity of most of the Company’s portfolio may adversely affect the ability of the Company to dispose of the securities at times when it may be advantageous for the Company to liquidate investments.

 Investing in Private Companies involves a High Degree of Risk

 The Company will invest a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential.

 Even if the Company’s portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

Investing in the Company’s Shares May be Inappropriate for the Investor’s Risk Tolerance

 The Company’s investments, in accordance with its investment objective and principal strategies, result in a greater than average amount of risk and volatility and may well result in loss of principal. Its investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for investors for whom such risk is inappropriate. Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program.

 The Company is Subject to Risks Created by its Regulated Environment

 The Company is regulated by the SEC. Changes in the laws or regulations that govern BDCs could significantly affect the Company’s business. Regulations and laws may be changed periodically, and the interpretations of the relevant regulations and laws are also subject to change. Any change in the regulations and laws governing the Company’s business could have a material impact on its financial condition or its results of operations.

The Company is Dependent Upon Key Management Personnel for Future Success

 The Company is dependent on the diligence and skill of its senior officer, Bryce Knight for the selection, structuring, closing and monitoring of its investments. The future success of the Company depends to a significant extent on the continued service and coordination of its senior manager. The departure of its executive officer could materially adversely affect the Company’s ability to implement its business strategy. The Company does not maintain key man life insurance on any of its officers or employees.

 The Company Operates in a Competitive Market for Investment Opportunities

The Company faces competition in its investing activities from many entities including SBICs, private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same geographical area as the Company. As a regulated BDC, the Company is required to disclose quarterly and annually the name and business description of portfolio companies and the value of its portfolio securities. Most of its competitors are not subject to this disclosure requirement. The Company’s obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Company less attractive as a potential investor to a given portfolio company than a private venture capital fund.

The Company May be Negatively Affected by Adverse Changes in the General Economic Conditions of the Domestic and Global Markets

 The continued economic crisis and related turmoil in the global financial markets has had and may continue to have an impact on the Company’s portfolio companies and the overall financial condition of the Company. If the current market conditions continue to deteriorate, the Company may suffer further losses on its investment portfolio, which could have a material adverse effect on Net Asset Value.

 Fluctuations of Quarterly Results

The Company’s quarterly operating results could fluctuate significantly as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets, and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

ITEM 2:	PROPERTIES

Our chief executive officer is providing our corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 at minimal cost.  The fair value of this rental space is not material.  We believe these facilities, which are in good physical condition, are adequate for our needs for the next 12 to 24 months.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $26,327 and $31,749 in 2009 and 2008, respectively.

ITEM 3:	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Disclosure eliminated effective February 28, 2010.

PART II

ITEM 4:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

Our Common Stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol: SMCA.OB.

HISTORICAL MARKET PRICE DATA

These prices represent prices between broker-dealers and do not include retail markups and markdowns or any commission to broker-dealers.  In addition, these prices may not reflect prices in actual transactions.

The following table sets forth the range of high and low closing sales prices for our Common Stock for the periods indicated:

High                     Low

Fiscal Year Ending December 31, 2009

First Quarter	$0.51	$0.15
Second Quarter	$0.85	$0.10
Third Quarter	$0.75	$0.30
Fourth Quarter	$0.50	$0.10

Fiscal Year Ending December 31, 2008

First Quarter	$0.17	$0.15
Second Quarter	$0.15	$0.15
Third Quarter	$0.54	$0.15
Fourth Quarter	$1.10	$0.15

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2009, there were approximately 817 holders of record of our common stock and we had 1,224,776 common shares issued and outstanding.

DIVIDENDS

The Company has not historically paid cash dividends.  The Company does not anticipate paying any cash dividends in the foreseeable future.

OPTIONS

As of December 31, 2009, there are 21,698 common shares reserved for the exercise of options held by a former management team at an exercise price of $4.00 per share.  The options were granted from the 1997 Plan, which has now been cancelled, and expire in 2011.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On November 25, 2008, the board of directors terminated the 1997 Stock Option Plan, the 2004 Stock Option Plan, and the Shared Savings Plan and a Profit Sharing Plan enacted in 2006, each of which is no longer used by the Company and none of which have any outstanding obligations.

On November 25, 2008, the board of directors adopted the Small Cap Strategies, Inc. 2008 Stock Option Plan that designated 450,000 shares of the Company’s common stock to be available for issuance to officers, directors, employees and consultants.  In January 2009, 437,006 shares were issued to consultants pursuant to consulting agreements, leaving a balance of 12,994 shares available.  The board of directors terminated the 2008 Plan on November 16, 2009.

The following table summarizes certain information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available for
Plan category	warrants and rights	options, warrants and rights	future issuance

Equity compensation plans approved
by security holders
1997 Plan	21,698	$4.00	-
Equity compensation plans not
approved by security holders	-	-	-

Total	21,698	$4.00	-

RECENT SALES OF UNREGISTERED SECURITIES

None.

RE-PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not re-purchase any shares during 2009.

ITEM 5:	SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005 and is derived from our audited financial statements.  The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial Statements appearing elsewhere herein and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

	2009	2008	2007	2006	2005

Revenues	$-	$5,614	$231,954	$562,146	$-
Administrative expenses	359,783	154,574	186,244	246,694	86,125
Net earnings (loss) from operations	(359,783)	(148,960)	45,710	315,452	(86,125)
Other income (expense)			11,564	-	166,960
Earnings (loss) before income taxes
and realized and unrealized gains
and (losses)	(359,783)	(158,960)	57,274	315,452	80,835
Net earnings (loss) from operations
available to common stockholders	(343,896)	(148,960)	95,213	315,452	79,250
Net realized and unrealized gains
(losses)	(2,045)	(72,680)	(452,532)	183,835	-
Net increase (decrease) in net
assets from operations	$(345,941)	$(221,640)	$(357,319)	$499,287	$79,250
Earnings (loss) per share
basic and diluted	$(0.28)	$(0.30)	$(0.63)	$1.11	$0.26

Balance sheet data:
Investments at fair value	$723	$5,024	$137,020	$504,564	$315,729
Cash	15,808	928	3,653	326	607,245
Total assets	22,782	7,415	180,447	504,890	922,974
Total liabilities	199,897	61,462	18,854	89,375	685,331
Net assets (liabilities)	(177,115)	(54,047)	161,593	415,515	(263,672)
Common stock outstanding at
year end	1,224,776	787,770	687,770	387,770	330,773

The Company began operating as a BDC on December 15, 2005 and continued operating in this manner until filing Form N-54C with the SEC to withdraw its previous election to be regulated as a BDC under the 1940 Act on November 24, 2008.  We filed this election to withdraw to pursue the acquisition of Xtreme Oil & Gas, Inc.  In November 2009, we determined that the acquisition of Xtreme would not occur and our board of directors authorized the Company's officers to make the necessary filings to again be regulated as a BDC.

ITEM 6:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

MANAGEMENT’S ANALYSIS OF BUSINESS

Small Cap Strategies, Inc. is a Business Development Company 100% focused on funding, developing, & advising next generation biotech companies with best in class, distinctive IP and well-defined near-term applications that address significant and quantifiable markets.

We intend to seek out investments in the following areas for the Fund:

o	Drug development and Biotechnology
o	Medical devices, including biosensors
o	Specialty pharmaceuticals
o	Healthcare information management
o	Personalized Medicine

We believe that a short-term, trading-focused investment approach to healthcare companies, whose products often require many years of development, has a time-proven flaw: it exposes the investor to the full measure of downside risk while not capturing the full value creation of success.  Given the vagaries of medical product development, a more long-term perspective is therefore better suited to capture full value creation and weather setbacks as a medical technology matures.  A “trading” mentality would not therefore be expected to generate consistently strong returns, as risk mitigation through diversification is an ineffective tool in this high-beta space.  Instead, we plan to mitigate risk through more detailed due diligence of a company’s technology, its management team and strategic plan, and a deep understanding of end-market demand.

The Company will make thesis-based investments, taking concentrated positions in a small number of companies, provide significant assistance and exercise patience as the technologies mature – a new hybrid venture approach to public life sciences investing.

The Company will invest in companies that have capital-efficient development plans for value creation and a high-return exit. The product development timelines, paradigm of milestone-drive value creation, and risk-adjusted return potentials overlap greatly between private and early-stage public companies.  Additionally, the due diligence process and post-investment practices for private and public healthcare companies have become very similar. As such, the fundamental goals of 1) assessing the quality of an emerging technology, 2) sourcing and under-discovered assets, and 3) defining an appropriate risk/reward profile for early-stage products are aspects of private company investing that are similar to investing in public healthcare companies.

We expect that our due diligence on publicly held assets will lead to a detailed understanding of investable, privately held assets, and we believe that efficiencies are created by crossing over into this space.  Additionally, the shareholders' exposure to cutting-edge technologies and early-stage companies, particularly in the areas of drug development and medical devices, will facilitate sourcing private-company opportunities.

 Managerial Assistance

As a BDC we will offer and provide upon request managerial assistance to certain of our portfolio companies.  As defined under the 1940 Act, managerial assistance means providing "significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company."

LIQUIDITY AND CAPITAL RESOURCES AND CAPITAL EXPENDITURES

At December 31, 2009 and 2008, the Company had current assets of $16,531 and $5,952; current liabilities of $199,897 and $61,462; a working capital deficit of $183,366 and $55,510 at December 31, 2009 and 2008, respectively.  The Company incurred a loss of $345,941 during the year ended December 31, 2009.  The Company’s only source of cash flow has been from sales of investments and loans from its CEO and a principal shareholder, Xtreme.

The majority of the investments in marketable securities have been sold; accordingly, the Company’s only current source of funds will be loans from its CEO.  It is unknown how long the CEO will be able to continue to fund the Company and it is unknown how long the Company can continue without other sources of funds.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

REVENUES

During the three years ended December 31, 2009, 2008 and 2007, we had revenue from operations as follows:

	2009	2008	2007
Dividends from wholly owned portfolio
company	$-	$-	$231,131
Interest income from cash investments	-	5,614	823
Total income	-	5,614	231,954

Revenue in 2007 included both cash distributions from our wholly owned portfolio company, ACL, and securities that were transferred effective December 31, 2007 in order to liquidate the subsidiary.  The Company had no revenue in 2009 and $5,614 in interest income in 2008.

EXPENSES

Our expenses during the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007

Legal, audit and consulting fees	$37,493	$36,277	$92,433
Compensation and benefits	60,000	60,000	73,597
Non-cash compensation	222,873	-	-
Director fees	-	-	2,000
Transfer agent fees	3,834	4,306	4,575
Rent	26,327	31,749	-
Other general and administrative expense	9,256	22,242	10,138
Interest expense	-	-	3,501
Other income	-	-	(11,564)
	$359,783	$154,574	$174,680

Our legal, audit and consulting fees have declined from $92,433 in 2007 to $37,493 in 2009 and $36,277 in 2008.  The decline is primarily a result of the higher accounting and auditing costs incurred in 2007 as a result of the liquidation of ACL.

Compensation and benefits is the compensation accrued for our CEO.  The amount was higher in 2007 as a result of profit sharing earned by the CEO.  This plan was discontinued in 2008.

The Company’s recent goal had been to acquire an operating oil and gas production and development company.  Operating costs to date have been covered by either proceeds from sales of marketable securities, from advances from our CEO and from advances from Xtreme.  The Company issued 437,006 shares of its common stock in January 2009 to consultants as a part of its analysis of the acquisition of Xtreme, which were valued at $222,873, based on the trading price of the Company's common stock on that date.

Rent expense is primarily for the operations office in California, which commenced in 2008.

NET REALIZED AND UNREALIZED GAIN (LOSS):

Net realized and unrealized gain (loss) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Realized gains (losses) from sales of investments	$(8,994)	$(324,806)	$(4,952)
Change in unrealized appreciation (depreciation) of unaffiliated investments	6,949	252,126	(447,580)
	$(2,045)	$(72,680)	$(452,532)

Realized and unrealized gains and losses are a function of the value of investments, either at the end of the year if still held, or when sold.  The net unrealized gain in 2009 and 2008 is primarily from the reversal of previous unrealized losses on securities sold in 2009 and 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  See Note 2.

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

As an investment company under the 1940 Act, all of the Company’s investments must be carried at market value or fair value.  The value is determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date.  However, some of the Company’s current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company’s valuation policy. Currently, the valuation policy provides for management’s review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

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

As an investment company, the Company will invest in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company’s valuation process requires an analysis of various factors. The Company’s fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

OFF-BALANCE SHEET ARRANGEMENTS

Our chief executive officer is providing our corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 at minimal cost.  The fair value of this rental space is not material.  We believe these facilities, which are in good physical condition, are adequate for our needs for the next 12 to 24 months.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $26,327 and $31,749 in 2009 and 2008, respectively.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Not applicable.

ITEM 6A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial investments include investments in equity securities which are subject to market risks.  Many of our investments have limited or no trading activity, some being Pink Sheet listings and others no longer listed.  Our ability to sell some of these investments may be severely restricted due to a limited market.  We attempt to utilize these factors in valuing our investments.  However, unforeseen circumstances could change these factors significantly.

ITEM 7:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SCHEDULES OF FINANCIAL RATIOS

SMALL CAP STRATEGIES, INC.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
Small Cap Strategies, Inc.
Las Vegas, Nevada

We have audited the accompanying statements of net liabilities of Small Cap Strategies, Inc. (the “Company”) at December 31, 2009 and 2008, including the schedules of investments as of December 31, 2009 and 2008, and the related statements of operations, cash flows, changes in net assets (liabilities) and financial highlights for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Small Cap Strategies, Inc., as of December 31, 2009 and 2008, and the results of its operations, its cash flows and changes in net assets (liabilities) and its financial highlights for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 3 to the financial statements, management has determined that the Company is a business development company (BDC) and has returned to the accounting and reporting requirements of the Investment Company Act of 1940. Therefore, the financial statements for 2008 have been restated to conform to the BDC format.

The accompanying financial statements have been prepared assuming that Small Cap Strategies, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had plans to acquire Xtreme Oil & Gas, Inc. and utilize funds from its operations to fund the Company’s financial commitments.  The Company has abandoned attempts to complete the acquisition and has determined to become a Business Development Company to provide sufficient cash flow to fund the Company’s operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

  /s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
April 12, 2010

SMALL CAP STRATEGIES, INC.
Statements of Net Liabilities
As of December 31, 2009 and December 31, 2008

	2009	2008

ASSETS
Investment in non-controlled portfolio companies; cost of $393 and
$11,643 at December 31, 2009 and 2008, respectively	$723	$5,024
Total investments	723	5,024
Cash and cash equivalents	15,808	928
Office equipment, net	6,251	1,463

TOTAL ASSETS	22,782	7,415

LIABILITIES
Amounts due related parties	199,897	61,462

TOTAL LIABILITIES	199,897	61,462

NET LIABILITIES	$(177,115)	$(54,047)

Commitments and contingencies (Note 9)

COMPOSITION OF NET LIABILITIES
Common stock, $.001 par value, 100,000,000 shares authorized;
1,224,776 and 787,770 shares issued and outstanding at
December 31, 2009 and 2008, respectively	$1,225	$788
Additional paid in capital	2,848,726	2,626,290
Accumulated deficit:
Accumulated net operating loss	(2,683,644)	(2,339,748)
Net realized loss on investments	(343,752)	(334,758)
Net unrealized appreciation (depreciation) of investments	330	(6,619)
NET LIABILITIES	$(177,115)	$(54,047)

NET LIABILITY VALUE PER SHARE	$(0.1446)	$(0.0686)

See accompanying notes to financial statements.

SMALL CAP STRATEGIES, INC.
Statements of Operations
Three Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Dividends from wholly owned portfolio
company	$-	$-	$231,131
Interest income from cash investments	-	5,614	823

Total income	-	5,614	231,954
Costs and Expenses:
Legal, audit and consulting fees	37,493	36,277	92,433
Compensation and benefits	60,000	60,000	73,597
Non-cash compensation	222,873	-	-
Director fees	-	-	2,000
Transfer agent fees	3,834	4,306	4,575
Rent	26,327	31,749	-
Other general and administrative expenses	9,256	22,242	10,138
Interest expense	-	-	3,501
Other income	-	-	(11,564)
	359,783	154,574	174,680

Earnings (loss) before income taxes	(359,783)	(148,960)	57,274

Income tax benefits	(15,887)	-	(37,939)

Net earnings (loss) from operations	(343,896)	(148,960)	95,213
Net realized and unrealized gain (loss):
Net realized loss on investments, net of
income tax benefit of $0 for 2009,
2008 and 2007, respectively	(8,994)	(324,806)	(4,952)
Change in unrealized appreciation (deprec-
iation) of unaffiliated investments,
net of deferred tax expense of $0 in 2009,
2008 and 2007, respectively	6,949	252,126	(447,580)
Net increase (decrease) in net assets
from operations	$(345,941)	$(221,640)	$(357,319)

Net increase (decrease) in net assets
from operations per share:

Basic and diluted	$(0.2841)	$(0.3003)	$(0.6276)

Weighted average shares outstanding:
Basic and diluted	1,217,592	738,043	569,366

See accompanying notes to financial statements.

SMALL CAP STRATEGIES, INC.
Statements of Cash Flows
Three Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net increase (decrease) in net assets from operations
applicable to common stock	$(345,941)	$(221,640)	$(357,319)
Adjustments to reconcile net increase (decrease) in
net assets from operations to net cash used in
operating activities:
Change in unrealized (appreciation) depreciation
of investments in portfolio companies	(6,949)	(252,126)	447,580
Dividends received from portfolio company as
investments in other portfolio companies	-	-	(172,963)
Net realized loss on investments in portfolio companies	8,994	324,806	4,952
Depreciation	755	372	24
Common stock issued for services	222,873	-	-
Increase in income tax refund receivable	-	37,939	(37,939)
IRS refund paid to related party	(15,887)
Increase (decrease) in accounts payable	-	(4,813)	(6,751)
Increase (decrease) in taxes payable	-	-	(49,451)
Increase (decrease) in accrued expenses	-	-	(4,414)
Increase in amounts due related parties	154,322	53,421	14,041
Net cash provided by (used) in operating activities	18,167	(62,041)	(162,240)
Cash flows from investing activities:
Cash payments made for investment acquisitions	-	-	(22,622)
Proceeds from sale of investments in portfolio companies	2,256	59,316	160,048
Purchase of office equipment	(5,543)	-	(1,859)
Net cash provided by (used) in investing activities	(3,287)	59,316	135,567
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	30,000
Net cash provided by (used) in financing activities	-	-	30,000
Net increase (decrease) in cash and cash equivalents	14,880	(2,725)	3,327
Cash and cash equivalents, beginning of period	928	3,653	326
Cash and cash equivalents, end of period	$15,808	$928	$3,653

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-	$3,502
Income taxes	-	-	53,826

Non-cash investing and financing activities:
Common stock issued to CEO for amounts due him	-	6,000	-
Related party capital contribution	-	-	73,397
Convertible note payable issued to CEO for amounts
due him	133,807	-	-

See accompanying notes to financial statements.

SMALL CAP STRATEGIES, INC.
Statements of Changes in Net Assets (Liabilities)
Three Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Changes in net assets from operations:

Net earnings (loss) from operations
available to common stock	$(343,896)	$(148,960)	$95,213
Net realized loss on sale of investments, net	(8,994)	(324,806)	(4,952)
Change in net unrealized appreciation (depreciation)
of investments, net	6,949	252,126	(447,580)
Net increase (decrease) in net assets from operations	(345,941)	(221,640)	(357,319)

Capital stock transactions:
Cash proceeds from sale of common stock	-	-	30,000
Amount due related parties contributed to capital	-	-	73,397
Common stock issued for advances from the
Company's Chief Executive Officer	-	6,000	-
Common stock issued for services	222,873	-	-
Net increase (decrease) in net assets from
stock transactions	222,873	6,000	103,397
Net increase (decrease) in net assets	(123,068)	(215,640)	(253,922)
Net assets (liabilities), beginning of period	(54,047)	161,593	415,515
Net assets (liabilities), end of period	$(177,115)	$(54,047)	$161,593

See accompanying notes to financial statements.

SMALL CAP STRATEGIES, INC.
Schedule of Investments
December 31, 2009

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in non-controlled portfolio companies:
100	Jan-06	Chanticleer Holdings, Inc. (CCLR.OB); a holding
		company providing management services, insurance
		and specialty financial products, and ownership of
		Hooters restaurants in South Africa	$-	$400
2,485	Dec-04	DC Brands International, Inc. (DCBR.PK);
		presently specializes in and manufactures health
		products.	-	323
	Various	Other	393	-
		Total investments	$393	723
		Cash and other assets, less liabilities		(177,838)
		Net liabilities at December 31, 2009		$(177,115)

See accompanying notes to financial statements.

SMALL CAP STRATEGIES, INC.
Schedule of Investments
December 31, 2008

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in non-controlled portfolio companies:
7,500	Various	HealthSport, Inc. (HSPO.OB); a fully integrated
		developer, manufacturer and marketer of unique and
		proprietary branded and private label edible film strip
		nutritional supplements and over-the-counter drugs	11,250	4,350
100	Jan-06	Chanticleer Holdings, Inc. (CCLR.OB); a holding
		company providing management services, insurance
		and specialty financial products, and ownership of
		Hooters restaurants in South Africa	-	575
2,485	Dec-04	DC Brands International, Inc. (DCBR.PK);
		presently specializes in and manufactures health
		products.	-	99
	Various	Other	393	-
		Total investments	$11,643	5,024
		Cash and other assets, less liabilities		(59,071)
		Net liabilities at December 31, 2008		$(54,047)

See accompanying notes to financial statements.

SMALL CAP STRATEGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1:                 GENERAL ORGANIZATION AND BUSINESS

Effective September 30, 2006, Photonics Corporation (“Photonics”), a California corporation, merged into Small Cap Strategies, Inc. (“SMCA”, the “Company”), a Nevada corporation, with SMCA being the surviving entity.  The effect of this corporate action was to change the Company’s state of incorporation from the State of California to the State of Nevada and to increase the number of shares of common stock authorized from 200,000,000 to 2,000,000,000.  All common shares of Photonics were exchanged on a one-for-one basis for stock in SMCA.  In addition, the shareholders authorized the board of directors to affect a reverse stock split with-in the next twelve months.  On December 5, 2006, the board of directors authorized a reverse stock split of one share for each twenty shares outstanding, to be effective December 21, 2006.  On May 15, 2007, the board of directors authorized a second reverse stock split of one share for each twenty shares outstanding, to be effective the date filed with the Nevada Secretary of State, May 21, 2007.  Accordingly, all share transactions and disclosures have been restated as if the reverse stock splits occurred before all periods presented.  The Company is currently traded on the OTCBB under the symbol SMCA.OB.

On November 24, 2008, we filed Form N-54C with the Securities and Exchange Commission (“SEC”) to notify the SEC of the withdrawal of our previous election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  We undertook this withdrawal primarily to pursue the acquisition of Xtreme Oil & Gas, Inc. ("Xtreme") discussed below.  With the approval of more than a majority of the voting power of our common stock, we proceeded to file Form N-54C and thereby de-elect our BDC status.

The Company intended to pursue a business model whereby it would acquire majority ownership in an oil and gas development and production company.  The Company finally concluded in November 2009 that an acquisition of Xtreme would not be consummated.  Accordingly, the board of directors determined that it was in the best interest of the Company to again elect to be regulated as a BDC and file their formal notification with the SEC.  Xtreme controls 32.66% of the Company's common stock at December 31, 2009.

Pursuant to Regulation S-X, Rule 6, the Company will operate on a non-consolidated basis.  Operations of the portfolio companies will be reported at the portfolio company level and only the appreciation or impairment of these investments will be included in the Company’s financial statements.  The Company had a change in accounting principle when it re-elected to be regulated as a BDC and was required to retroactively restate the Company’s financial statements to conform to the current presentation for all periods presented.

Photonics Corporation designed, developed, and marketed Integrated Device Electronics (IDE), Small Computer Systems Interface (SCSI) disk controller cards, and Input/Output (I/O) products for personal computers.  However, as a result of recurring significant operating losses, in June 1999, the board of directors voted to shut down business operations and attempt to sell the Company or its assets.  Since that date and through December 15, 2005, the Company was inactive and in the development stage.

In December 2005, the Company entered into a Stock Purchase Agreement with ACL Consulting Corporation (ACL), an entity majority owned by an officer of the Company at that time.  The Stock Purchase Agreement was effective on December 16, 2005 and upon acquisition the of ACL, the Company became a non-diversified internally managed, closed-end investment company under the 1940 Act, as amended, and no longer considered itself as being in the development stage.  During 2007, the Company liquidated its investment in ACL and transferred by dividend the remaining securities owned by ACL, net of ACL obligations assumed by SMCA, to the Company.  The Company finalized the dissolution of ACL during 2008.

GOING CONCERN

At December 31, 2009 and 2008, the Company had current assets of $16,531 and $5,952; current liabilities of $199,897 and $61,462; a working capital deficit of $183,366 and $55,510 at December 31, 2009 and 2008, respectively.  The Company incurred a loss of $345,941 during the year ended December 31, 2009.  The Company’s only source of cash flow has been from sales of investments, loans from the CEO and loans from Xtreme.

The majority of the investment in marketable securities has been sold; accordingly, the Company’s only current source of funds will be from loans from the CEO.  It is unknown how long the CEO will be able to continue to fund the Company and it is unknown how long the Company can continue without other sources of funds.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
As noted above, when the Company filed its election to be regulated pursuant to the 1940 Act, it resulted in a change in accounting principle.  Accordingly, the financial statements have been restated as if the Company was operating as a BDC for all periods presented.  Pursuant to Regulation S-X, Rule 6, the Company will operate on a non-consolidated basis.

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

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)
The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At December 31, 2009 and 2008, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

Valuation of Investments (as an Investment Company)
As an investment company under the 1940 Act, all of the Company’s investments must be carried at market value or fair value.  The value is determined by management for investments that do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date.  However, some of the Company’s current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company’s valuation policy. Currently, the valuation policy provides for management’s review of the management team, financial conditions, and products and services of the portfolio company.  For securities with no reliable trading volume or no listing at all, management will generally not record a fair value.  In situations that warrant such an evaluation, an independent business valuation may be obtained.

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

As an investment company, the Company will invest in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company’s investments are generally subject to some restrictions on resale and some have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company’s valuation process requires an analysis of various factors. The Company’s fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

Income Taxes
The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the sales prices are in excess of their tax basis.

Income taxes are accounted for using an asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  Interest and penalties when incurred are charged to current operations.

Comprehensive Income
All items required to be recognized under accounting standards as components of comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. Standards require that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company’s comprehensive income (loss) does not differ from its reported net income (loss).

As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders’ deficit. This treatment is similar to the treatment discussed above.

Fair Value
Disclosure of fair value information about financial instruments is required when it is practicable to estimate that value.  The carrying amounts of the Company’s cash, marketable equity securities, accounts receivable and accounts payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.  At this time, management has determined it will not adopt fair value accounting for its non-financial assets and liabilities.

Fixed Assets
Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2009.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Stock Based Compensation
The compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the financial statements.  That cost will be measured based on the estimated fair value of the equity or liability instruments issued. The Company’s financial statements reflect an expense for all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled or repurchased after that date, based on the grant-date estimated fair value.

As of December 31, 2009 and 2008, there were options outstanding for 21,698 shares from the 1997 Plan.  These options expire in 2011.

Concentration of Credit Risk
Cash is maintained at financial institutions.  The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000.  At times, cash balances may exceed the FDIC insurance limit of $250,000.

Accounting Standards Codification
The Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") during 2009.  The ASC does not alter current accounting principles generally accepted in the United States of America ("GAAP"), but rather integrates existing accounting standards with other authoritative guidance.  The ASC provides a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-public accounting and reporting guidance.  The adoption of the ASC has no effect on the Company's financial statements.

Recent Accounting Pronouncements
During 2009, the Company adopted the FASB ASC Topic 105 (previously FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles."  ASC Topic 105 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

NOTE 3:                 CHANGE IN ACCOUNTING PRINCIPLE

From December 15, 2005 until November 24, 2008, the Company operated as a BDC under the 1940 Act.  As such, the Company was subject to different reporting requirements and methods of accounting for its investments.  With the change to being an operating company, the Company was no longer subject to the requirements of a BDC and the Company was required to retroactively modify its financial statements as if it were not subject to the requirements of a BDC during all periods presented at the end of 2008.  With the re-election to be regulated as a BDC, the Company is required to again recast its prior financial statements as a BDC.

The Company’s only subsidiary with operations was ACL.  ACL accounted for its investments as trading marketable equity securities, with unrealized gains and losses included in its statements of operations.  The Company accounted for its investment in ACL in the same manner and included net unrealized gains and losses in its statements of operations.  Accordingly, the Company’s net earnings (loss) did not change when ACL was consolidated since its annual unrealized gain (loss) was equal to the net earnings (loss) of ACL.  At the end of 2007, ACL transferred all assets net of liabilities assumed to SMCA.  The Company completed the liquidation of ACL in 2008.

During 2008, the Company originally filed its financial statements as an operating company.  Following is a reconciliation from the net loss originally reported to net increase (decrease) in net assets from operations as reported herein.

Net loss	$(222,314)
Adjustments:
Unrealized appreciation (depreciation) of investments	674

Net decrease in net assets from operations	$(221,640)

Net decrease in net assets from operations per share,
basic and diluted
Originally reported	$(0.30)
As adjusted	$(0.30)

NOTE 4:                 INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at December 31, 2009 and 2008, the valuation of which are all based on Level 1 inputs:

	2009	2008

Cost	$393	$11,643
Unrealized appreciation (depreciation)	330	(6,619)
Fair market value	$723	$5,024

The fair value of securities listed in the Investment Schedules as of December 31, 2009 and 2008 is based on the posted price for each security as of the end of each period.  The majority of these investments were originally acquired by ACL before it was acquired by the Company and are not representative of the Company's current business focus.  The group of other securities included in the investment schedules includes investments received by ACL for prior services or acquired by ACL and which no longer have an active market.  These securities are all carried with no value pursuant to the Company's valuation policy.

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

At December 31, 2008, SMCA owned 7,500 HSPO shares which were valued at $4,350 in the above table.  These shares were sold in 2009.  The Company's investment in Shocker 200 is carried at zero; which is its cost less the impairment.

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

Common Stock

The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 and each share having one voting right.  There were 1,224,776 and 787,770 common shares outstanding at December 31, 2009 and 2008, respectively.

Stock appreciation rights
On May 26, 2006, the Shareholders and the Board of Directors approved a stock appreciation rights contract (“SAR”) plan to provide additional compensation to its executive officers.  The SAR plan was terminated on November 25, 2008 with no SARs ever awarded.

NOTE 6:                 RELATED PARTY TRANSACTIONS

The officer and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available. The officer and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

During the second quarter of 2008, the CEO acquired 100,000 shares of the Company’s restricted common stock in exchange for $6,000 owed to the CEO.

On November 24, 2008, the Company amended its LOI dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies.  The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 2,500,000 shares of the Company’s common stock as an extension fee.  The total purchase price was to be reduced by the extension fee.  The shares were originally valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was initially expensed as an extension fee.  On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled.  The LOI expired under its original terms on December 31, 2008, therefore the extension fee is not reflected in the consolidated financial statements.  Xtreme owned 32.66% of the Company's common stock as of December 31, 2009.

At December 31, 2009 and 2008, the Company owed its CEO $159,897 and $61,462, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at December 31, 2009 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.01 per share or NAV per share, whichever is greater (13,380,700 shares at December 31, 2009).  NAV at December 31, 2009 is ($0.1441) per share.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises, Inc., a Nevada corporation 100% owned by Bryce Knight.

At December 31, 2009, the Company has received advances from Xtreme and owes $40,000, which is included in due to related parties.

NOTE 7:                 PROVISION FOR INCOME TAXES

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows.

	2009	2008	2007

Tax expense (benefit) computed at statutory rate	$(123,000)	$(75,400)	$(134,400)
Effect of permanent differences	9,913	(800)	1,461
Increase in valuation allowance	97,200	76,200	95,000

Income tax benefit	$(15,887)	$-	$(37,939)

As of December 31, 2009, the Company has approximately $79,000 of capital loss available to offset future capital gains, which expire through the year 2014.  At December 31, 2009, the Company had approximately $759,000 of net operating loss available to offset future taxable income for years through 2029.  The Company filed a net operating loss carryback with $81,284 of its 2008 tax loss to 2006 and received a refund of $15,887, which was included in the 2009 statement of operations when received.  The book basis of investments exceeds the tax basis by $330.

At December 31, 2009 and 2008, significant components of the Company’s deferred tax assets are summarized below.

	2009	2008

Deferred tax assets:
Net capital loss carryforward	$26,800	$23,700
Net operating loss carryforward	258,200	151,900
Investments	100	12,300
Less valuation allowance	(285,100)	(187,900)
Total deferred tax assets	-	-

NOTE 8:                 STOCK OPTION AND EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

The Company's stock option plan (the 2008 Stock Option Plan) allowed for the issuance of incentive and nonqualified stock options to employees and consultants of the Company.  Options granted under the Plan were generally for periods not to exceed ten years and generally must be at prices not less than 100% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors.  Options granted to shareholders who own greater than 10% of the outstanding stock are established at 110% of the estimated fair value of the stock on the date of grant.  Stock options granted by the Company to others are primarily for legal and investment banking services.  The Board of Directors terminated the 2008 Plan on November 16, 2009.

On November 25, 2008, the Company established the 2008 Stock Option Plan (the “Plan”).  The Plan registered via an S8 registration statement up to 450,000 shares of common stock to be issued to qualified recipients.  Eligible participants in the Plan were key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time.  The Committee considered such factors as it deemed pertinent in selecting participants and in determining the types and amounts of their respective awards.  In January 2009, 437,006 shares were issued pursuant to compensation agreements, primarily with consultants.

In connection with the Company's acquisition of The Sarasota Group, Inc., a former subsidiary, in 2001, the Company renegotiated the stock options previously granted to former members of management.  These options for 21,698 shares are fully vested, expire in 2011 and are exercisable at $4.00 per share, the adjusted closing bid price of the Company's common stock on the date of grant.  These options were granted under the 1997 Stock Option Plan.

The Company had two previous Stock Option Plans, the 1997 Stock Option Plan and the 2004 Stock Option Plan.  Both Plans were terminated on November 25, 2008.  There had been no activity in either of the Plans since 2005.  The options for 21,698 shares from the 1997 Plan discussed above, remain outstanding.

EMPLOYEE BENEFIT PLANS

The Company adopted a Shared Savings Plan (the SSP) covering substantially all of its employees.  The SSP allowed employees to defer from 2% to 12% of their compensation to the maximum amount permitted by law.  Employee and Company contributions are considered tax deferred under Section 401(k) of the Internal Revenue Code.  Under the terms of the SSP, the Company could contribute, on a quarterly basis, shares of its common stock to each employee's account equal in value to 40% of the employee's contributions, limited, however to $2,000 or 6% of compensation per calendar year, whichever is less.  The Company's contributions would vest at the rate of 25% for each full year of service, as defined, but become 100% vested upon normal retirement, disability or death. Neither the Company nor any of its employees have made any contributions to this plan.  The SSP was terminated on November 25, 2008.

EXECUTIVE PROFIT SHARING

On May 26, 2006, the Shareholders and Board of Directors approved a profit sharing plan for its executive officers.  The Company would pay each executive officer a bonus on a quarterly basis, based on quarterly profit.

Compensation in the amount of $43,597 was due from the profit sharing plan for 2007 to the Chief Executive Officer, Mr. Knight.  The Plan was terminated on November 25, 2008, with no compensation due for 2008.

NOTE 9:                           COMMITMENTS AND CONTINGENCIES

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis.  Our chief executive officer is providing the space at minimal cost.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $26,327 and $31,749 in 2009 and 2008, respectively.

NOTE 10:                      SUBSEQUENT EVENT

On April 12, 2010, the Company filed Form N-54A with the SEC to elect to be treated as a BDC under the 1940 Act.  Subsequent events have been evaluated by management through April 12, 2010.

SMALL CAP STRATEGIES, INC.
Financial Highlights
Three Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Per share information:
Net asset (liability) value, beginning of period	$(0.0686)	$0.2350	$1.0717
Net increase (decrease) from operations	(0.2824)	(0.2018)	0.1672
Net change in realized and unrealized appreciation
(depreciation) on investments	(0.0017)	(0.0985)	(0.7948)
Net increase (decrease) from stock transactions (1)	0.2081	(0.0033)	(0.2091)
Net asset (liability) value, end of period	$(0.1446)	$(0.0686)	$0.2350

Per share market value:
Beginning of period	$0.4400	$0.1700	$1.6000
End of period	0.1000	0.4400	0.1700
Investment return, based on market price at beginning of
period	-77%	159%	-89%

Ratios/supplemental data:
Net assets (liabilities) end of period	$(177,115)	$(54,047)	$161,593
Average net assets (liabilities)	(117,244)	(41,665)	268,674

Ratio of expenses to average net assets (liabilities)	-306.9%	-371.0%	65.0%
Ratio of increase (decrease) in net assets (liabilities) from
operations to average net assets (liabilities)	295.1%	532.0%	-133.0%

Weighted average number of shares outstanding:
Basic and diluted	1,217,592	738,043	569,366

Number of shares outstanding, end of period	1,224,776	787,770	687,770

(1) Includes effect of using weighted average shares outstanding during the period and total shares outstanding at the end of the period.

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T):	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 were not effective due to a lack of segregation of duties.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009, due to a lack of segregation of duties, primarily due to the small size of the Company.

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

ITEM 8B:	OTHER INFORMATION

On April 12, 2010, the Company filed Form N-54A with the SEC to elect to be treated as a BDC under the 1940 Act.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2009. There are no family relationships between the officer and directors.  A summary of the background and experience of each of these individuals immediately follows the table.

NAME	AGE	POSITION	OFFICER OR DIRECTOR SINCE
Bryce Knight	26	President, CEO, CFO, CCO and Director	2005
Paul Johnson	61	Director	2005
Joel Holt	79	Director	2006

Bryce Knight serves as President, CEO, CFO, CCO and Director of the Company. Mr. Knight is a seasoned executive with a proven track record in senior management roles for several companies, both publicly and privately held, in multiple fields including investment, energy, marketing, gaming and entertainment. He has served as an executive officer and director of successful consulting companies across the US, specializing in corporate restructurings, mergers & acquisitions and SEC Compliance. He is the President of Knight Enterprises, Inc., a boutique corporate strategy firm and private equity fund that provides venture capital and business development services to small-cap public companies. He was formerly the CFO of a publicly traded Business Development Company, which invested in the beverage industry providing financing for proprietary sports drinks, healthy kids drinks and structured water.  Mr. Knight founded and served as President of The Knight Foundation, a non-profit volunteer organization and charity, that encouraged the young adult demographic to give more to their communities through co-sponsoring events with local homeless shelters and national organizations like Habitat for Humanity and Ronald McDonald House. He graduated Magna Cum Laude with an M.B.A. and B.A. in Business from Bellarmine University, Rubel School of Business.

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

NOMINATING COMMITTEE

Our independent directors serve as the nominating committee.

ITEM 10:	EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

a)	Summary compensation table

			Stock awards		Directors Fee
Name and		Salary	and Bonus		Earned or Paid	Total
Principal Position	Year	($)	($)		In Cash ($)	($)

Bryce Knight	2009	$60,000	$13,773	(a)	-	$73,773
CEO and CFO since	2008	$60,000	-		-	$60,000
September 19, 2006	2007	$30,000	$43,597	(a)	-	$73,597

(a) The stock award to Mr. Knight was for 27,006 shares of the Company's common stock valued at $0.51 per share in 2009.  The bonus to Mr. Knight in 2007 includes $29,556 which was paid and $14,041 which was accrued pursuant to the executive profit sharing plan and paid in 2008.

Mr. Knight’s compensation is paid to Knight Enterprises, Inc., which is wholly owned by Mr. Knight.

Required columns for option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

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

Stock appreciation rights

On May 26, 2006, the Shareholders and the Board of Directors approved a plan to provide additional compensation to its executive officers.  Each executive officer was to receive a stock appreciation rights contract (“SAR”) on each one-year anniversary date of his or her employment with the Company based upon the value of our common stock using the closing price on the date of the award and the number of shares of common stock which could be purchased for the amount of money paid to such executive employee during the previous 12 months of employment.  No SARs have been awarded and the Plan was terminated on November 25, 2008.

Executive profit sharing

On May 26, 2006, the Shareholders and Board of Directors approved a profit sharing plan for its executive officers.  The Company will pay each executive officer a bonus on a quarterly basis, based on quarterly profit.

Compensation in the amount of $43,597 was due Mr. Knight from the profit sharing plan for 2007.

The Plan was terminated on November 25, 2008 with no profit sharing earned in 2008.

b)	Options/SAR Grants Table

There were no grants of options or SARs during the year for the named individual.

c)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table.

There were no option/SAR exercises or any options/SARs outstanding at fiscal year-end for the named individual.

d)	Long-term incentive plan ("LTIP") awards table

There were no LTIP awards during the year for the named individual.

e)	Compensation of directors

Directors are generally compensated $1,000 for each meeting attended during the year.  There were no formal meetings during the year, and the directors were not paid director fees.

f)	Employment contracts and termination of employment and changes in control arrangements

The Company does not have any current employment agreements with its officers and directors. The Company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

The Company does not have any changes in control arrangements.

g)	Report on repricing of options/SARs

The Company has no options or SARs outstanding during 2009 or 2008 which were repriced.

h)	Compensation committee

The outside directors make up the compensation committee.  The compensation committee does not currently have a charter, but plans to add one during 2010.

The Company intends to pay its Executives and Directors salaries, wages or fees commensurate with experience and industry standards in relationship to the success of the Company.

The compensation committee sets the compensation for executive officers and directors.  The compensation of employees may be delegated to the CEO.

i)	Compensation committee interlocks and insider participation

The outside Directors serve on the compensation committee.  There is no relationship between the CEO and any of the outside directors or the companies for whom they work.

j)	Compensation committee report

Based on the Compensation Discussion and Analysis required by Item 402(b) between the compensation committee and management, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 10-K.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, certain information concerning the beneficial ownership of each class of our voting stock held by:

- each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

- each of our directors; - each of our executive officers; and

- all of our executive officers and directors as a group.

There were 1,224,776 shares of our common stock issued and outstanding at December 31, 2009.

NAME AND ADDRESS (1)	COMMON (2)	% COMMON

Xtreme Oil & Gas, Inc.	400,000	32.66%

Bryce Knight (3)	13,407,706	91.80%

Paul Johnson	-	-

Joel Holt	-	-

Officers and Directors
as a group (three persons)	13,407,706	91.80%

(1) The address of all parties listed is C/O Small Cap Strategies, Inc., 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Shares are as of December 31, 2009.

(3) Includes 13,380,700 shares from a convertible note payable in the amount of $133,807.

Securities authorized for issuance under equity compensation plans

See Item 5.

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On November 24, 2008, the Company amended its LOI dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies.  The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 2,500,000 shares of the Company’s common stock as an extension fee.  The total purchase price was to be reduced by the extension fee.  The shares were originally valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was initially expensed as an extension fee.  On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled.  The LOI expired under its original terms on December 31, 2008, therefore the extension fee is not reflected in the consolidated financial statements.  Xtreme owns 32.66% of the Company's common stock as of December 31, 2009.

At December 31, 2009 and 2008, the Company owes its CEO $159,897 and $61,462, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at December 31, 2009 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.01 per share or NAV per share, whichever is greater (13,380,700 shares at December 31, 2009).  NAV at December 31, 2009 is ($0.1441) per share.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises, Inc., a Nevada corporation 100% owned by Bryce Knight.

At December 31, 2009, the Company has received advances from Xtreme and owes $40,000, which is included in due to related parties.

Joel Holt and Paul Johnson are both independent directors pursuant to Item 407(a).

ITEM 13:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $28,683 and $28,627 during the years ended December 31, 2009 and  2008,  respectively.  Billings in 2009 included the 2008 audit and billings in 2008 included the 2007 audit.  The 2009 audit will be billed in 2010.

Audit-Related Fees: None
Tax Fees - None by current auditor.
All Other Fees - None.

PART IV

ITEM 14:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
1.	Financial Statements – The following financial statements of Small Cap Strategies, Inc. are contained in Item 7 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Statements of Net Liabilities at December 31, 2009 and 2008
•	Statements of Operations – For the fiscal years ended December 31, 2009, 2008 and 2007
•	Statements of Cash Flows – For the fiscal years ended December 31, 2009, 2008 and 2007
•	Statements of Changes in Net Assets (Liabilities) – For the fiscal years ended December 31, 2009, 2008 and 2007
•	Schedules of Investments December 31, 2009 and 2008
•	Notes to the Financial Statements
•	Financial Highlights - For the fiscal years ended December 31, 2009, 2008 and 2007

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

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

SMALL CAP STRATEGIES, INC.

DATE: April 13, 2010	By:	/s/ Bryce Knight
Bryce Knight
President, Chief Executive Officer and
Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE	SIGNATURE/TITLE

April 13, 2010	/s/ Bryce Knight
Bryce Knight
President, Chief Executive Officer,
Chief Financial Officer and Director

April 13, 2010	/s/ Paul Johnson
Paul Johnson
Director

April 13, 2010	/s/ Joel Holt
Joel Holt
Director