Form 10-Q
period 2010-03-31
Small Cap Strategies Inc
filed 2010-05-06
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                        March 31, 2010

Commission File Number:               814-00720

SMALL CAP STRATEGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5655532
(State or Jurisdiction of	(IRS Employer ID No)
Incorporation or Organization)

3651 Lindell Road, Suite D #146, Las Vegas, NV  89103
(Address of principal executive office) (zip code)

(702) 943-0330
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of April 20, 2010, was 1,224,776 shares.

SMALL CAP STRATEGIES, INC.

              INDEX

		Page No.
Part I	Financial Information (unaudited)

Item 1:	Condensed Financial Statements

	Statements of Net Liabilities as of March 31, 2010 and December 31, 2009	3
	Statements of Operations – For the Three Months Ended March 31, 2010 and 2009	4
	Statements of Cash Flows – For the Three Months Ended March 31, 2010 and 2009	5
	Statements of Changes in Net Liabilities – For the Three Months Ended March 31, 2010 and 2009	6
	Financial Highlights – For the Three Months Ended March 31, 2010 and 2009	7
	Schedule of Investments as of March 31, 2010	8
	Schedule of Investments as of December 31, 2009	9
	Notes to Condensed Financial Statements	10
Item 2:	Managements' Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	23
Item 4:	Controls and Procedures	24

Part II	Other Information	25

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits
Signatures
Exhibits

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

SMALL CAP STRATEGIES, INC.
Condensed Statements of Net Liabilities
March 31, 2010 and December 31, 2009

	2010	2009
	(Unaudited)
ASSETS
Non-affiliate investments in portfolio companies
(cost $393 at March 31, 2010 and December 31, 2009)	$723	$723
Total investments	723	723
Cash and cash equivalents	348	15,808
Prepaid expenses	2,300	-
Office furniture and equipment, net	13,303	6,251
Deposit	4,600	-

TOTAL ASSETS	21,274	22,782

LIABILITIES
Accounts payable, trade	7,450	-
Amounts due related parties	236,181	199,897
TOTAL LIABILITIES	243,631	199,897
NET LIABILITIES	$(222,357)	$(177,115)

Commitments and contingencies (Note 7)

COMPOSITION OF NET LIABILITIES:
Common stock, $.001 par value, authorized 100,000,000 shares;
1,224,776 shares issued and outstanding at March 31, 2010 and
December 31, 2009	1,225	1,225
Additional paid in capital	2,848,726	2,848,726
Accumulated deficit:
Accumulated net operating loss	(2,728,886)	(2,683,644)
Net realized gain (loss) on investments	(343,752)	(343,752)
Net unrealized appreciation (depreciation) of investments	330	330
NET LIABILITIES	$(222,357)	$(177,115)
NET LIABILITY VALUE PER SHARE	$(0.1815)	$(0.1446)

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Condensed Statements of Operations
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Revenues
Interest income	$-	$-
Total revenues	-	-
Expenses:
Officer and employee compensation	15,000	15,000
Professional fees	14,430	18,203
Director fees	2,000	-
Website expense	3,623	-
Rent	7,770	3,012
Non-cash consulting fees		222,873
Other general and administrative expense	2,419	2,118
Total expenses	45,242	261,206
Earnings (loss) before income taxes	(45,242)	(261,206)
Income tax expense (benefit)	-	-
Net earnings (loss) from operations	(45,242)	(261,206)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	-	(8,995)
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	-	6,900
Net realized and unrealized gains (losses)	-	(2,095)
Net increase (decrease) in net liabilities from operations	$(45,242)	$(263,301)

Net increase (decrease) in net liabilities from operations
per share, basic and diluted	$(0.0369)	$(0.2202)
Weighted average common shares outstanding,
basic and diluted	1,224,776	1,195,642

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net (increase) decrease in net liabilities from operations	$(45,242)	$(263,301)
Adjustments to reconcile net (increase) decrease in net liabilities from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation)
of investments	-	(6,900)
Common stock issued for services	-	222,873
Loss on sale of investments	-	8,995
Depreciation and amortization	369	93
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(6,900)	-
Increase (decrease) in accounts payable	7,450	12,420
Amounts due related parties	36,284	25,101
Net cash used by operating activities	(8,039)	(719)
Cash flows from investing activities:
Proceeds from sale of investments	-	2,255
Purchase of furniture and equipment	(7,421)	-
Net cash provided by investing activities	(7,421)	2,255
Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(15,460)	1,536
Cash and cash equivalents, beginning of period	15,808	928
Cash and cash equivalents, end of period	$348	$2,464

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Condensed Statements of Changes in Net Liabilities
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Changes in net liabilities from operations:
Net earnings (loss) from operations	$(45,242)	$(261,206)
Net realized gain (loss) on sale of investments	-	(8,995)
Change in net unrealized appreciation (depreciation) of
investments, net	-	6,900
Net increase (decrease) in net liabilities from operations	(45,242)	(263,301)

Capital stock transactions:
Common stock issued:
For services	-	222,873
Net increase in net assets from stock transactions	-	222,873
Net increase (decrease) in net liabilities	(45,242)	(40,428)
Net liabilities, beginning of period	(177,115)	(54,047)
Net liabilities, end of period	$(222,357)	$(94,475)

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Financial Highlights
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
PER SHARE INFORMATION
Net (liability) value, beginning of period	$(0.1446)	$(0.0686)
Net (increase) decrease from operations	(0.0369)	(0.2185)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments	-	(0.0018)
Net increase from stock transactions (2)	-	0.2112
Net (liability) value, end of period	$(0.1815)	$(0.0777)

Per share market value:
Beginning of period	$0.1000	$0.4400
End of period	$0.1050	$0.1500

Investment return, based on market price at beginning of period (1)	5.0%	-65.9%

RATIOS/SUPPLEMENTAL DATA
Net liabilities, end of period	$(222,357)	$(94,475)
Average net liabilities	(196,746)	(71,007)
Annualized ratio of expenses to average net liabilities	-92.0%	-1471.4%
Annualized ratio of net increase (decrease) in net liabilities from
operations to average net liabilities	-92.0%	-1483.2%
Shares outstanding at end of period	1,224,776	1,224,776
Weighted average shares outstanding during period	1,224,776	1,195,642

(1) Periods of less than one year are not annualized.
(2) Includes the effect of using weighted average shares outstanding during the period for components of net liability and using acutal shares outstanding at the end of the period for net liability at the end of the period.

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Schedule of Investments
March 31, 2010

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in non-controlled portfolio companies:
100	Jan-06	Chanticleer Holdings, Inc. (CCLR.OB); a holding
		company providing management services, insurance
		and specialty financial products, and ownership of
		Hooters restaurants in South Africa	$-	$425
2,485	Dec-04	DC Brands International, Inc. (DCBR.PK);
		presently specializes in and manufactures health
		products.	-	298
	Various	Other	393	-
		Total investments	$393	723
		Cash and other assets, less liabilities		(223,080)
		Net liabilities at March 31, 2010		$(222,357)

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

SMALL CAP STRATEGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations

Small Cap Strategies, Inc. is a Business Development Company (BDC, as defined by the Securities & Exchange Commission, Investment Company Act of 1940) with a targeted focus on incubating (funding, developing, & advising) next generation biomedical and technology companies with world class, distinctive IP and well-defined near-term applications that address significant and quantifiable markets.

The Company, formerly Photonics Corporation (“Photonics”), was re-domiciled in Nevada through a reverse merger effective on September 30, 2006 where Photonics a California corporation, merged into Small Cap Strategies, Inc. (“SMCA”, the “Company”, “we” or “us”), a Nevada corporation, with SMCA being the surviving entity.  The effect of this corporate action was to change the Company’s state of incorporation from the State of California to the State of Nevada.

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

On November 24, 2008, we filed Form N-54C with the Securities and Exchange Commission (“SEC”) to notify the SEC of the withdrawal of our previous election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  This action was taken to best facilitate our new business model of developing and producing oil and natural gas.  The company entered into a letter of intent to acquire all the major oil and gas properties of Xtreme Oil & Gas, Inc. (XTOG.PK), which was a major shareholder of the Company.  After several attempts to reach a deal to purchase the properties of Xtreme, it became evident that a deal could not be reached by the 4th Quarter of 2009.

The Board of Directors resolved on November 15, 2009 that the company would again pursue the business model of an investment and management company. On April 12, 2010, we filed Form N-54a with the SEC to elect to be treated as a BDC governed under the Investment Act of 1940. The Company currently operates as an internally managed closed-end non-diversified Business Development Company and is traded on the OTCBB under the symbol SMCA.OB.

Small Cap operates as a publicly held venture capital fund.  We provide shareholders the opportunity to invest in emerging biomedical and technology companies; sharing the risks and potential benefits over a portfolio of companies while retaining the liquidity of a publicly traded stock.

We have chosen to operate in a BDC structure primarily because it is the regulatory framework for publicly held companies specifically created to facilitate making venture capital investments in early stage companies.  Moreover, it allows for non-accredited investors to take part in the emerging companies growth prospects formerly permitted only to accredited investors.

We provide shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the potential benefits of investing in primarily smaller emerging companies.  Our investment objectives are to achieve a high level of return and increased shareholder value by investing in emerging start-up and growth stage biomedical and technology companies.  Our intention is to invest in companies that we believe have significant upside potential and we participate in the strategy and operations of such companies.

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

Unaudited Condensed Interim Financial Statements Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the accounts of SMCA and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

In preparing the accompanying unaudited condensed financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after March 31, 2010, up until the issuance of the financial statements, which occurred on May 6, 2010.

GOING CONCERN

At March 31, 2010 and December 31, 2009, the Company had current assets of $3,371 and $16,531; current liabilities of $243,631 and $199,897; and a working capital deficit of $240,260 and $183,366 at March 31, 2010 and December 31, 2009, respectively.  The Company incurred a loss of $45,242 during the three months ended March 31, 2010.  The Company’s only source of cash flow has been from sales of investments, loans from the CEO and loans from Xtreme Oil & Gas, Inc.

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

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company
The operating results for the three months ended March 31, 2010 and 2009 reflect the Company’s results as an investment/business development company under the Investment Company Act of 1940, as amended.  The March 31, 2009 period was reclassified to conform to the BDC format.

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

Valuation of Investments as an Investment Company
As an investment company under the 1940 Act, all of the Company’s investments must be carried at market value or fair value.  The value is determined by management for investments that do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At March 31, 2010 and 2009, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

Reclassifications
Certain reclassifications have been made to the 2009 balances to conform to the 2010 financial statement presentation.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2010.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of March 31, 2010 and 2009, there were options outstanding for 21,698 shares from the 1997 Plan.  These options expire in 2011.

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

During the first three quarters of 2009, the Company originally filed its financial statements as an operating company.  The net loss of $263,301 originally filed for the three months ended March 31, 2009 is the same as the net decrease in net assets from operations in the statement of operations utilizing BDC accounting.

NOTE 4:                      INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at March 31, 2010 and December 31, 2009, the valuation of which are all based on Level 1 inputs:

	2010	2009

Cost	$393	$393
Unrealized appreciation (depreciation)	330	330
Fair market value	$723	$723

The fair value of securities listed in the Investment Schedules as of March 31, 2010 and December 31, 2009 is based on the posted price for each security as of the end of each period.  The majority of these investments were originally acquired by ACL Consulting Corp (“ACL”) before it was acquired by the Company and are not representative of the Company's current business focus.  The group of other securities included in the investment schedules includes investments received by ACL for prior services or acquired by ACL and which no longer have an active market.  These securities are all carried with no value pursuant to the Company's valuation policy.

At January 1, 2009, SMCA owned 7,500 HSPO shares which were valued at $4,350.  These shares were sold in the first quarter of 2009.  The Company's investment in Shocker 200 is carried at zero; which is its cost less the impairment.

NOTE 5:                      COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

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

Common Stock
The Company is now authorized to issue 100,000,000 shares of common stock with a par value of $.001 with each share having one voting right.  There are 1,224,776 common shares outstanding at March 31, 2010 and December 31, 2009, respectively.

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

On November 24, 2008, the Company amended its Letter of Intent dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies from a shareholder, Xtreme Oil & Gas, Inc.  The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 2,500,000 shares of the Company’s common stock to Xtreme as an extension fee.  The total purchase price was to be reduced by the extension fee.  The shares were originally valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was initially expensed as an extension fee.  On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled.  The LOI expired under its original terms on December 31, 2008, therefore the extension fee is not reflected in the financial statements.  Xtreme owned 32.66% of the Company's common stock as of March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, the Company owed its CEO $196,181 and $159,897, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at March 31, 2010 and December 31, 2009 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.01 per share or NAV per share, whichever is greater (13,380,700 shares at March 31, 2010 and December 31, 2009).  NAV at March 31, 2010 is ($0.1815) per share and at December 31, 2009 is ($0.1446) per share.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Enterprises, Inc., a Nevada corporation 100% owned by Bryce Knight.

At March 31, 2010 and December 31, 2009, the Company has received advances from Xtreme and owes $40,000, which is included in due to related parties.

NOTE 7:                      COMMITMENTS AND CONTINGENCIES

General
From time-to-time, some of the Company’s portfolio companies may receive correspondence or other notices of alleged breach of license agreement or other contract. Some of these notifications provide a period of time in which to cure an alleged breach or default. The failure of the Company’s portfolio companies to cure an alleged breach or default may have a material adverse impact on the Company’s results of operations and financial position.

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 on a month-to-month basis.  Our chief executive officer is providing the space, which has a nominal value, at no cost.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $7,770 in 2010 and $3,012 in 2009.  (One month in 2009).  In March 2010, the Company leased a second operations office at a rate of $2,300 per month in anticipation of expanding operations as a BDC.  The lease commences April 1, 2010 for a period of two years.

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

Small Cap operates as a publicly held venture capital fund.  We provide shareholders the opportunity to invest in emerging biomedical and technology companies; sharing the risks and potential benefits over a portfolio of companies while retaining the liquidity of a publicly traded stock.

We have chosen to operate in a BDC structure primarily because it is the regulatory framework for publicly held companies specifically created to facilitate making venture capital investments in early stage companies.  Moreover, it allows for non-accredited investors to take part in the emerging companies growth prospects formerly permitted only to accredited investors.

We provide shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the potential benefits of investing in primarily smaller emerging companies.  Our investment objectives are to achieve a high level of return and increased shareholder value by investing in emerging start-up and growth stage biomedical and technology companies.  Our intention is to invest in companies that we believe have significant upside potential and we participate in the strategy and operations of such companies.

Critical Accounting Policies and Estimates

Management's  Discussion  and  Analysis  of  Financial  Condition and Results of Operations section discusses our financial statements, which have been prepared  in  accordance  with  accounting  principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, in November 2009.  Accordingly, the most  significant  accounting  estimates  inherent  in  the preparation  of our financial statements include estimates as to the appropriate carrying  value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies.  These accounting  policies  are  described  at relevant sections  in  this  discussion  and  analysis  and  in  the  "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009 –

Revenues - The Company had no revenues in either 2010 or 2009.

Expenses for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Expenses:
Officer and employee compensation	$15,000	$15,000
Professional fees	14,430	18,203
Director fees	2,000	-
Website expense	3,623	-
Rent	7,770	3,012
Non-cash consulting fees		222,873
Other general and administrative expense	2,419	2,118
Total expenses	$45,242	$261,206

Professional fees declined in 2010 from 2009, primarily as a result of a decline in audit costs.  The 2009 audit included disclosures related to the potential purchase of Xtreme.  Rent expense has increased in 2010 as compared to 2009, primarily due to including three months in 2010 and one month in 2009.  During the 2009 period, the Company retained consultants to help it in connection with the Xtreme transaction.  These consultants were compensated with shares of the Company's common stock.

Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, the Company had current assets of $3,371 and $16,531; current liabilities of $243,631 and $199,897; and a working capital deficit of $240,260 and $183,366 at March 31, 2010 and December 31, 2009, respectively.  The Company incurred a loss of $42,592 during the three months ended March 31, 2010.  The Company’s only source of cash flow has been from sales of investments, loans from the CEO and loans from Xtreme.

The majority of the investment in marketable securities has been sold; accordingly, the Company’s only current source of funds will be from loans from the CEO.  It is unknown how long the CEO will be able to continue to fund the Company and it is unknown how long the Company can continue without other sources of funds.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset (Liability) Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stock holders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $21,274 and from this, are subtracted liabilities and debts of $243,631.  There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The NAV is therefore $(222,357).  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (1,224,776).  The NAV/S is $(0.1815).

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

New Business Model

We intend to seek out investments in the following areas:

o	Drug development and Biotechnology
o	Medical devices, including biosensors
o	Specialty pharmaceuticals
o	Healthcare information management
o	Personalized Medicine
o	Technology

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

Market risk is the risk of loss arising from changes in market rates and prices.  We are primarily exposed to equity price risk, which arises from exposure to securities that represent an ownership interest in our portfolio companies.  The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors’ good faith determination of their fair value (which is based, in part, on quoted market prices).  Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon the sale or exercise of the instruments to differ significantly from the current reported value.  The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2010.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended March 31, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

SMALL CAP STRATEGIES, INC.

Date: May 6, 2010	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chief Financial Officer