Form 10-Q
period 2010-06-30
Small Cap Strategies Inc
filed 2010-08-16
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2010

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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of August 13, 2010, was 1,407,770 shares.

SMALL CAP STRATEGIES, INC.

              INDEX

		Page No.
Part I	Financial Information (unaudited)

Item 1:	Condensed Financial Statements

	Statements of Net Liabilities as of June 30, 2010 and December 31, 2009	3
	Statements of Operations – For the Three Months Ended June 30, 2010 and 2009	4
	Statements of Operations – For the Six Months Ended June 30, 2010 and 2009	5
	Statements of Cash Flows – For the Six Months Ended June 30, 2010 and 2009	6
	Statements of Changes in Net Liabilities – For the Six Months Ended June 30, 2010 and 2009	7
	Financial Highlights – For the Six Months Ended June 30, 2010 and 2009	8
	Schedule of Investments as of June 30, 2010	9
	Schedule of Investments as of December 31, 2009	10
	Notes to Condensed Financial Statements	11
Item 2:	Managements' Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	25
Item 4:	Controls and Procedures	25

Part II	Other Information	26

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits
Signatures
Exhibits

SMALL CAP STRATEGIES, INC.
Condensed Statements of Net Liabilities
June 30, 2010 (unaudited) and December 31, 2009

	2010	2009
	(Unaudited)
ASSETS
Non-affiliate investments in portfolio companies
(cost $393 at June 30, 2010 and December 31, 2009)	$599	$723
Total investments	599	723
Cash and cash equivalents	4,199	15,808
Office furniture and equipment, net	12,625	6,251
Deposit	4,600	-
TOTAL ASSETS	22,023	22,782

LIABILITIES
Accounts payable, trade	900	-
Amounts due related parties	278,702	199,897
TOTAL LIABILITIES	279,602	199,897
NET LIABILITIES	$(257,579)	$(177,115)

Commitments and contingencies (Note 7)

COMPOSITION OF NET LIABILITIES:
Common stock, $.001 par value, authorized 100,000,000 shares;
1,224,776 shares issued and outstanding at June 30, 2010 and
December 31, 2009	1,225	1,225
Additional paid in capital	2,848,726	2,848,726
Accumulated deficit:
Accumulated net operating loss	(2,763,984)	(2,683,644)
Net realized gain (loss) on investments	(343,752)	(343,752)
Net unrealized appreciation (depreciation) of investments	206	330
NET LIABILITIES	$(257,579)	$(177,115)
NET LIABILITY VALUE PER SHARE	$(0.2103)	$(0.1446)

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Condensed Statements of Operations
Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Revenues
Interest income	$-	$-
Total revenues	-	-
Expenses:
Officer and employee compensation	15,000	15,000
Professional fees	10,096	12,962
Rent	7,622	7,795
Other general and administrative expense	2,380	1,907
Total expenses	35,098	37,664
Earnings (loss) before income taxes	(35,098)	(37,664)
Income tax expense (benefit)	-	(15,887)
Net earnings (loss) from operations	(35,098)	(21,777)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	-	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	(124)	-
Net realized and unrealized gains (losses)	(124)	-
Net increase (decrease) in net liabilities from operations	$(35,222)	$(21,777)

Net increase (decrease) in net liabilities from operations
per share, basic and diluted	$(0.0288)	$(0.0178)
Weighted average common shares outstanding,
basic and diluted	1,224,776	1,224,776

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Condensed Statements of Operations
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Revenues
Interest income	$-	$-
Total revenues	-	-
Expenses:
Officer and employee compensation	30,000	30,000
Professional fees	25,428	32,261
Director fees	2,000	-
Website expense	3,623	-
Rent	15,392	10,806
Non-cash consulting fees		222,873
Other general and administrative expense	3,897	2,930
Total expenses	80,340	298,870
Earnings (loss) before income taxes	(80,340)	(298,870)
Income tax expense (benefit)	-	(15,887)
Net earnings (loss) from operations	(80,340)	(282,983)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	-	(8,994)
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	(124)	6,900
Net realized and unrealized gains (losses)	(124)	(2,094)
Net increase (decrease) in net liabilities from operations	$(80,464)	$(285,077)

Net increase (decrease) in net liabilities from operations
per share, basic and diluted	$(0.0657)	$(0.2355)
Weighted average common shares outstanding,
basic and diluted	1,224,776	1,210,290

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Condensed Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net (increase) decrease in net liabilities from operations	$(80,464)	$(285,077)
Adjustments to reconcile net (increase) decrease in net liabilities from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation)
of investments	124	(6,900)
Common stock issued for services	-	222,873
Loss on sale of investments	-	8,994
Depreciation and amortization	1,047	186
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(4,600)	-
IRS refund paid to related party	-	(15,887)
Advance from one related party paid to another related party	-	(10,000)
Increase (decrease) in accounts payable	900	10,145
Amounts due related parties	78,805	74,245
Net cash used by operating activities	(4,188)	(1,421)
Cash flows from investing activities:
Proceeds from sale of investments	-	2,255
Purchase of furniture and equipment	(7,421)	-
Net cash provided by investing activities	(7,421)	2,255
Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(11,609)	834
Cash and cash equivalents, beginning of period	15,808	928
Cash and cash equivalents, end of period	$4,199	$1,762

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Condensed Statements of Changes in Net Liabilities
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Changes in net liabilities from operations:
Net earnings (loss) from operations	$(80,340)	$(282,983)
Net realized gain (loss) on sale of investments	-	(8,994)
Change in net unrealized appreciation (depreciation) of
investments, net	(124)	6,900
Net increase (decrease) in net liabilities from operations	(80,464)	(285,077)

Capital stock transactions:
Common stock issued:
For services	-	222,873
Net increase in net assets from stock transactions	-	222,873
Net increase (decrease) in net liabilities	(80,464)	(62,204)
Net liabilities, beginning of period	(177,115)	(54,047)
Net liabilities, end of period	$(257,579)	$(116,251)

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Financial Highlights
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
PER SHARE INFORMATION
Net (liability) value, beginning of period	$(0.1446)	$(0.0686)
Net (increase) decrease from operations	(0.0656)	(0.2338)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments	(0.0001)	(0.0017)
Net increase from stock transactions (2)	-	0.2092
Net (liability) value, end of period	$(0.2103)	$(0.0949)

Per share market value:
Beginning of period	$0.1000	$0.4400
End of period	$0.1000	$0.7500

Investment return, based on market price at beginning of period (1)	0.0%	70.5%

RATIOS/SUPPLEMENTAL DATA
Net liabilities, end of period	$(257,579)	$(116,251)
Average net liabilities	(253,773)	(84,777)
Annualized expenses	160,680	597,740
Annualized ratio of net increase (decrease) in net liabilities from
operations	(160,928)	(565,966)
Annualized ratio of expenses to average net liabilities	-63.3%	-705.1%
Annualized ratio of net increase (decrease) in net liabilities from
operations to average net liabilities	63.4%	667.6%
Shares outstanding at end of period	1,224,776	1,224,776
Weighted average shares outstanding during period	1,224,776	1,210,290

(1) Periods of less than one year are not annualized.
(2) Includes the effect of using weighted average shares outstanding during the period for components of net liability and using acutal shares outstanding at the end of the period for net liability at the end of the period.

See accompanying notes to condensed financial statements.

SMALL CAP STRATEGIES, INC.
Schedule of Investments
June 30, 2010

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in non-controlled portfolio companies:
100	Jan-06	Chanticleer Holdings, Inc. (CCLR.OB); a holding
		company providing management services, insurance
		and specialty financial products, and ownership of
		Hooters restaurants in South Africa	$-	$400
2,485	Dec-04	DC Brands International, Inc. (DCBR.PK);
		presently specializes in and manufactures health
		products.	-	199
	Various	Other	393	-
		Total investments	$393	599
		Cash and other assets, less liabilities		(258,178)
		Net liabilities at June 30, 2010		$(257,579)

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

The Company, formerly Photonics Corporation (“Photonics”), was re-domiciled in Nevada through a reverse merger effective on September 30, 2006 where Photonics, a California corporation, merged into Small Cap Strategies, Inc. (“SMCA”, the “Company”, “we” or “us”), a Nevada corporation, with SMCA being the surviving entity.  The effect of this corporate action was to change the Company’s state of incorporation from the State of California to the State of Nevada.

On March 7, 2006 we filed a notification under Form N54a with the SEC indicating our election to be regulated as a business development company under the 1940 Act.  In connection with this election, we adopted corporate resolutions and operated as a closed-end management investment company known as a BDC.

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

GOING CONCERN

At June 30, 2010 and December 31, 2009, the Company had current assets excluding investments of $4,199 and $15,808; current liabilities of $279,602 and $199,897; and a working capital deficit, excluding investments, of $275,409 and $184,089 at June 30, 2010 and December 31, 2009, respectively.  The Company incurred a loss of $80,464 during the six months ended June 30, 2010.  The Company’s only source of cash flow has been from sales of investments, loans from the CEO and loans from Xtreme Oil & Gas, Inc.

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

NOTE 2:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company
The operating results for the three and six months ended June 30, 2010 and 2009 reflect the Company’s results as an investment/business development company under the Investment Company Act of 1940, as amended.  The June 30, 2009 periods were reclassified to conform to the BDC format.

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

Portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date.  However, some of the Company’s current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by management, the Company’s board of directors and outside professionals as necessary under the Company’s valuation policy. Currently, the valuation policy provides for management’s review of the management team, financial conditions, and products and services of the portfolio company.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At June 30, 2010 and 2009, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2010.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of June 30, 2010 and 2009, there were options outstanding for 21,698 shares from the 1997 Plan.  These options expire in 2011.

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

Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU").  We have evaluated all recent accounting pronouncements through August 2, 2010 and find none that would have a material impact on the financial statements of the Company, except for those detailed below.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  We adopted ASU 2010-09 effective June 30, 2010 with no effect on our financial statements or results of operations.

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

During the first three quarters of 2009, the Company originally filed its financial statements as an operating company.  The net loss of $21,777 and $285,077 originally filed for the three and six months ended June 30, 2009, respectively, are the same as the net decreases in net assets from operations in the statements of operations utilizing BDC accounting.

NOTE 4:      INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at June 30, 2010 and December 31, 2009, the valuation of which are all based on Level 1 inputs:

	2010	2009

Cost	$393	$393
Unrealized appreciation (depreciation)	206	330
Fair market value	$599	$723

The fair value of securities listed in the Investment Schedules as of June 30, 2010 and December 31, 2009 is based on the posted price for each security as of the end of each period.  The majority of these investments were originally acquired by ACL Consulting Corp (“ACL”) before it was acquired by the Company and are not representative of the Company's current business focus.  The group of other securities included in the investment schedules includes investments received by ACL for prior services or acquired by ACL and which no longer have an active market.  These securities are all carried with no value.

At January 1, 2009, SMCA owned 7,500 HSPO shares which were valued at $4,350.  These shares were sold in the first quarter of 2009.  The Company's investment in Shocker 200 is carried at zero; which is its cost less the impairment.

NOTE 5:      COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right.  There are 1,224,776 common shares outstanding at June 30, 2010 and December 31, 2009, respectively.

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

On November 24, 2008, the Company amended its Letter of Intent dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies from a shareholder, Xtreme Oil & Gas, Inc.  The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 2,500,000 shares of the Company’s common stock to Xtreme as an extension fee.  The total purchase price was to be reduced by the extension fee.  The shares were originally valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was initially expensed as an extension fee.  On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 2,500,000 shares were returned to the Company and cancelled.  The LOI expired under its original terms on December 31, 2008, therefore the extension fee is not reflected in the financial statements.  Xtreme owned 32.66% of the Company's common stock as of December 31, 2009.  On May 10, 2010, Xtreme entered into a stock purchase agreement with the Company's CEO and the Company's CEO acquired the 400,000 shares previously owned by Xtreme.

At June 30, 2010 and December 31, 2009, the Company owed its CEO $238,702 and $159,897, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at June 30, 2010 and December 31, 2009 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.01 per share or NAV per share, whichever is greater (13,380,700 shares at June 30, 2010 and December 31, 2009).  NAV at June 30, 2010 is ($0.2103) per share and at December 31, 2009 is ($0.1446) per share.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

At December 31, 2009, the Company has received advances from Xtreme and owed $40,000, which was included in due to related parties.  As a part of the transaction discussed above, the Company's CEO acquired the obligation owed to Xtreme.

On May 10, 2010, Knight Inc., pursuant to an Asset Purchase Agreement, sold $40,000 of receivables due to Knight by the Company to a third party for $40,000 in cash and other mutually agreed upon consideration.

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

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 on a month-to-month basis.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $9,520 in 2010 and 2009.  (Four months in both 2010 and 2009).  In March 2010, the Company leased a second operations office at a rate of $2,300 per month in anticipation of expanding operations as a BDC.  The lease commences April 1, 2010 for a period of two years.

NOTE 8:      SUBSEQUENT EVENTS

As a result of the Xtreme merger not being completed and effective July 1, 2010, officers and employees of Xtreme returned 290,000 shares of the Company's common stock to be cancelled.  Mr, Knight also returned 27,006 shares to be cancelled.  The 317,006 shares were cancelled by the transfer agent on July 19, 2010.  The cancellation of the shares will be recorded as a contribution to capital by the shareholders on July 1, 2010.

Effective July 11, 2010, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, acquired 500,000 newly issued shares of the Company's common stock in exchange for $5,000 in cash previously paid to the Company.  Mr. Knight owned 900,000 shares of the Company's issued and outstanding common stock as of July 11, 2010.

Effective July 20, 2010, pursuant to a majority consent of shareholders and the unanimous consent of the board of directors, the following resolutions were approved:

●	Change of the name of the Company to Bay Street Capital, Inc. to be effective when filed with the Nevada Secretary of State and deemed effective by FINRA;
●	Authorized a one for fifty reverse-split of the Company's common stock to be effective when deemed effective by FINRA; and
●
Approved the executive compensation plan which provides executive compensation in the range of $5,000 to $20,000 per month for the chief executive officer, chief financial officer, chief investment officer, chief technology officer and chief legal officer and provides for an executive profit sharing plan of 20% of the Company's net income after taxes.

•	ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009 –

Revenues - The Company had no revenues in either 2010 or 2009.

Expenses for the three months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Expenses:
Officer and employee compensation	$15,000	$15,000
Professional fees	10,096	12,962
Rent	7,622	7,795
Other general and administrative expense	2,380	1,907
Total expenses	$35,098	$37,664

Professional fees declined in 2010 from 2009, primarily as a result of a decline in audit costs.

Comparison of the six months ended June 30, 2010 and 2009 –

Revenues - The Company had no revenues in either 2010 or 2009.

Expenses for the six months ended June 30, 2010 and 2009 are as follows:

Professional fees declined in 2010 from 2009, primarily as a result of a decline in audit costs.  The 2009 audit included disclosures related to the potential purchase of Xtreme.  Rent expense has increased in 2010 as compared to 2009, primarily due to including six months in 2010 and four month in 2009.  During the 2009 period, the Company retained consultants to help it in connection with the Xtreme transaction.  These consultants were compensated with shares of the Company's common stock.

Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, the Company had current assets of $4,199 and $15,808, exclusive of investments; current liabilities of $279,602 and $199,897; and a working capital deficit, exclusive of investments, of $275,409 and $184,089 at June 30, 2010 and December 31, 2009, respectively.  The Company incurred a loss of $80,464 during the six months ended June 30, 2010.  The Company’s only source of cash flow has been from sales of investments, loans from the CEO and loans from Xtreme.

The majority of the investment in marketable securities has been sold; accordingly, the Company’s only current source of funds will be from loans from the CEO.  It is unknown how long the CEO will be able to continue to fund the Company and it is unknown how long the Company can continue without other sources of funds.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset (Liability) Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stock holders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $22,023 and from this, are subtracted liabilities and debts of $279,602.  There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The NAV is therefore $(257,579).  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (1,224,776).  The NAV/S is $(0.2103).

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2010.  Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended June 30, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

SMALL CAP STRATEGIES, INC.

Date: August 13, 2010	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chief Financial Officer