Form 10-Q
period 2010-09-30
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2010-11-22
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:    September 30, 2010

Commission File Number:       814-00720

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

BAY STREET CAPITAL, INC.
(Former name of registrant as specified in its charter

Nevada	20-5655532
(State or Jurisdiction of	(IRS Employer ID No)
Incorporation or Organization)

3651 Lindell Road, Suite D #146, Las Vegas, NV  89103
(Address of principal executive office) (zip code)

(702) 943-0320
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such files).  Yes ___   No         .

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X].

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of November 15, 2010, is 11,889,363 shares.

Los Angeles Syndicate of Technology, Inc.

INDEX

		Page

Part I	Financial Information (unaudited)

Item 1:	Condensed Financial Statements

	Statements of Net Assets (Liabilities) as of September 30, 2010 and December 31, 2009	3
	Statements of Operations – For the Three Months Ended September 30, 2010 and 2009	4
	Statements of Operations – For the Nine Months Ended September 30, 2010 and 2009	5
	Statements of Cash Flows – For the Nine Months Ended September 30, 2010 and 2009	6
	Statements of Changes in Net Assets (Liabilities) – For the Nine Months Ended September 30, 2010 and 2009	7
	Financial Highlights – For the Nine Months Ended September 30, 2010 and 2009	8
	Schedule of Investments as of September 30, 2010	9
	Schedule of Investments as of December 31, 2009	10
	Notes to Condensed Financial Statements	11
Item 2:	Managements' Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	37
Item 4:	Controls and Procedures	37

Part II	Other Information	38

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits
Signatures
Exhibits

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Net Assets (Liabilities)
September 30, 2010 (unaudited) and December 31, 2009

	2010	2009
	(Unaudited)
ASSETS
Investments in portfolio companies:
Affiliates (cost $192,537 at September 30, 2010)	$4,218,769	$-
Non-affiliates (cost $393 at June 30, 2010 and December 31, 2009)	599	723
Total investments	4,219,368	723
Cash and cash equivalents	886	15,808
Office furniture and equipment, net	11,947	6,251
Deposit	4,600	-
TOTAL ASSETS	4,236,801	22,782

LIABILITIES
Accounts payable, trade	1,900	-
Amounts due related parties	288,483	199,897
TOTAL LIABILITIES	290,383	199,897
NET ASSETS (LIABILITIES)	$3,946,418	$(177,115)

Commitments and contingencies (Note 7)

COMPOSITION OF NET ASSETS (LIABILITIES):
Common stock, $.001 par value, authorized 100,000,000 shares;
11,889,363 and 25,703 shares issued and outstanding at
September 30, 2010 and December 31, 2009	11,888	26
Additional paid in capital	3,080,263	2,849,925
Stock subscription receivable	(35,200)	-
Accumulated deficit:
Accumulated net operating loss	(2,793,219)	(2,683,644)
Net realized gain (loss) on investments	(343,752)	(343,752)
Net unrealized appreciation (depreciation) of investments	4,026,438	330
NET ASSETS (LIABILITIES)	$3,946,418	$(177,115)
NET ASSET (LIABILITY) VALUE PER SHARE	$0.33	$(6.89)

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Revenues
Interest income	$-	$-
Total revenues	-	-
Expenses:
Officer and employee compensation	15,000	15,000
Professional fees	3,743	6,461
Rent	6,857	7,767
Other general and administrative expense	3,635	5,907
Total expenses	29,235	35,135
Earnings (loss) before income taxes	(29,235)	(35,135)
Income tax expense (benefit)	-	-
Net earnings (loss) from operations	(29,235)	(35,135)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	-	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	4,026,232	-
Net realized and unrealized gains (losses)	4,026,232	-
Net increase (decrease) in net assets (liabilities) from operations	$3,996,997	$(35,135)

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$8.57	$(1.37)
Weighted average common shares outstanding,
basic and diluted	466,381	25,703

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Revenues
Interest income	$-	$-
Total revenues	-	-
Expenses:
Officer and employee compensation	45,000	45,000
Professional fees	29,171	39,927
Director fees	2,000	-
Website expense	3,623	-
Rent	22,249	18,573
Non-cash consulting fees	-	222,873
Other general and administrative expense	7,532	7,632
Total expenses	109,575	334,005
Earnings (loss) before income taxes	(109,575)	(334,005)
Income tax expense (benefit)	-	(15,887)
Net earnings (loss) from operations	(109,575)	(318,118)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	-	(8,994)
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	4,026,108	6,900
Net realized and unrealized gains (losses)	4,026,108	(2,094)
Net increase (decrease) in net assets (liabilities) from operations	$3,916,533	$(320,212)

Net increase (decrease) in net assets (liabilities) from operations
per share, basic and diluted	$47.83	$(12.46)
Weighted average common shares outstanding,
basic and diluted	81,881	25,703

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$3,916,533	$(320,212)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation)
of investments	(4,026,108)	(6,900)
Common stock issued for services	-	222,873
Loss on sale of investments	-	8,994
Purchase of investments	(62,537)	-
Depreciation and amortization	1,725	386
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(4,600)	-
IRS refund paid to related party	-	(15,887)
Advance from one related party paid to another related party	-	(10,000)
Increase (decrease) in accounts payable	1,900	-
Accrued compensation for chief executive officer	45,000	45,000
Amounts paid by or loaned by related parties	120,586	78,232
Net cash provided (used) by operating activities	(7,501)	2,486
Cash flows from investing activities:
Proceeds from sale of investments	-	2,255
Purchase of furniture and equipment	(7,421)	(5,542)
Net cash used in investing activities	(7,421)	(3,287)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(14,922)	(801)
Cash and cash equivalents, beginning of period	15,808	928
Cash and cash equivalents, end of period	$886	$127

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	77,000	-
Acquisition of investments	130,000	-
Stock subscriptions receivable	35,200	-

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Changes in Net Assets (Liabilities)
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Changes in net assets (liabilities) from operations:
Net earnings (loss) from operations	$(109,575)	$(318,118)
Net realized gain (loss) on sale of investments	-	(8,994)
Change in net unrealized appreciation (depreciation) of
investments, net	4,026,108	6,900
Net increase (decrease) in net assets (liabilities) from operations	3,916,533	(320,212)

Capital stock transactions:
Common stock issued:
Investments	130,000	-
Amount due shareholder	77,000	-
For services	-	222,873
Net increase in net assets from stock transactions	207,000	222,873
Net increase (decrease) in net assets (liabilities)	4,123,533	(97,339)
Net assets (liabilities), beginning of period	(177,115)	(54,047)
Net assets (liabilities), end of period	$3,946,418	$(151,386)

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Financial Highlights
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
PER SHARE INFORMATION
Net (liability) value, beginning of period	$(6.89)	$(3.43)
Net (increase) decrease from operations	(1.34)	(12.47)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments	49.17	(0.08)
Net increase (decrease) from stock transactions (2)	(40.61)	10.09
Net asset (liability) value, end of period	$0.33	$(5.89)

Per share market value:
Beginning of period	$5.00	$22.00
End of period	$1.00	$25.00

Investment return, based on change in market price from beginning to end of period (1)	-80.0%	13.6%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$3,946,418	$(151,385)
Average net assets (liabilities)	822,342	(104,039)
Annualized expenses	146,100	445,340
Annualized ratio of net increase (decrease) in net assets
(liabilities) from operations	5,222,044	(426,949)
Annualized ratio of expenses to average net assets (liabilities)	17.8%	-428.1%
Annualized ratio of net increase (decrease) in net assets
(liabilities) from operations to average net assets (liabilities)	635.0%	410.4%
Shares outstanding at end of period	11,889,363	25,703
Weighted average shares outstanding during period	81,881	25,501

(1) Periods of less than one year are not annualized.
(2) Includes the effect of using weighted average shares outstanding during the period for components of net asset (liability) and using acutal shares outstanding at the end of the period for net asset (liability)
at the end of the period.

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
September 30, 2010

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:
100%	Sep-10	Bay Street Advisors, Inc.	65,025	65,025
100%	Sep-10	Clowd, Inc.	65,000	65,000
47%	Sep-10	Stockr, Inc.	21,420	1,981,387
48%	Sep-10	Virurl, Inc.	5,785	2,072,050
60%	Sep-10	Sanguine Biosciences, Inc.	11,615	11,615
40%	Sep-10	Stocktown Productions, Inc.	10,481	10,481
100%	Sep-10	BioSmash Media, Inc.	5,950	5,950
40%	Sep-10	L Carter Media, Inc.	3,961	3,961
100%	Sep-10	LottoPals, Inc.	3,300	3,300
			192,537	4,218,769

Investments in non-controlled portfolio companies-miscellaneous			393	599
		Total investments	$192,930	4,219,368
		Cash and other assets, less liabilities		(272,950)
		Net asset value at September 30, 2010		$3,946,418

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
December 31, 2009

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in non-controlled portfolio companies:
100	Jan-06	Chanticleer Holdings, Inc. (CCLR.OB); a holding
		company providing management services, insurance
		and specialty financial products, and ownership of
		Hooters restaurants in South Africa	$ -	$ 400
2,485	Dec-04	DC Brands International, Inc. (DCBR.PK);
		presently specializes in and manufactures health
		products.	-	323
	Various	Other	393	-
		Total investments	$393	723
		Cash and other assets, less liabilities		(177,838)
		Net liabilities at December 31, 2009		$(177,115)

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations

Overview
Los Angeles Syndicate of Technology (“last.vc”), a Nevada corporation, is a publicly traded venture investment company.  Our common stock is dually listed on the OTC Bulletin Board and the OTCQB Marketplace under the symbol “LAST”. We provide support capital for web and mobile technology companies at different stages of development, and seek to partner with talented entrepreneurs to build successful enterprises and drive value for our shareholders.

Our goal is to be the partner of choice for startup and early-stage technology companies that require tailored financing. We evaluate and invest in a diverse portfolio of technologies, offering customized growth capital at all levels of the capital structure. We invest primarily in common and preferred stock or convertible debt of seed-stage companies. We will also make structured debt investments, which we define as any debt investment, such as a senior or subordinated loan, that also includes an equity security, including stock, options, or warrants, in more developed companies. Our investment objective is to maximize our portfolio’s total return by generating capital appreciation from our equity investments and to a lesser extent current income from our debt investments.

We invest in the highest-growth segments of the technology market, including web-based technology, mobile applications, and social media. We target businesses that are self-proliferating, capital efficient and defensible. Central to our strategy is the structure of our network. We align the interests of our portfolio companies through shared ownership of last.vc, driving collaboration, innovation and the support capacity of our syndicate. By partnering with talented entrepreneurs at the earliest stages, we believe we can add the most value and generate the highest return.

We are an internally-managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. We have chosen to operate under the BDC structure to facilitate the flow of capital between small businesses and the capital markets.

Business Strategy
We seek to generate capital appreciation and realized gains through the pursuit of compelling opportunities while applying a structured investment process. The following are key elements of our strategy:

Guide our portfolio companies through the challenges of early growth.  We provide our portfolio companies with the capital to cultivate their product and grow into profitability. Beyond capital support, last.vc provides managerial assistance, marketing resources, and technological collaboration. As the companies mature, we prepare them for subsequent financing rounds or other liquidity events by providing legal expertise, accounting resources, and access to the capital markets. By offering these services, we enable the entrepreneurs to focus on developing their product.

Offer tailored solutions to become the most attractive partner for our network of entrepreneurs. In our role as an incubator of seed stage companies, our strategy is to invest between $20,000 and $50,000 in return for a minority ownership position in the company. In our role as a specialty finance partner to later stage companies we will provide structured debt investments, ranging from $50,000 to $500,000. Our structured debt investments will be tailored to accommodate the borrower’s cash flow generation and lifecycle maturity. Our secured financing investments target companies with intellectual property, technology or platforms accretive to our portfolio.

Build a diverse portfolio of the most innovative technology companies. We focus on the newest entrants into the fastest growing emerging technology markets, including software, Internet, mobile and social media, which benefit from low capital requirements. The low capital investment, coupled with the short development timeline of technology companies, enables us spread our capital base across a wide spectrum of investments - a process we believe helps mitigate the inherent risk of venture capital investing. Additionally, by investing in both equity and debt securities across many stages of the development lifecycle, we believe can generate attractive risk-adjusted returns in the form of capital appreciation from our equity securities, and current income, in the form of interest and fee income, from our debt investments.

Investment Process
Our portfolio building and monitoring process is rigorous. We source our investments through our principal offices in Santa Monica, California and apply a disciplined approach. This consists of an initial review, diligence and selection, business support and collaboration, and ultimately operational optimization and capital recycling.

Initial Review, Diligence and Selection. Potential investments are allocated to a member of the last.vc staff who conducts an initial review. This review summarizes the key terms, market opportunity, investment strengths and risks, and highlighting key diligence items for review by the investment manager. The last.vc diligence process includes both qualitative and quantitative analyses to determine the value proposition, viability, defensibility, and capital efficiency of each idea. After preparing a formal approval request memorandum, our professionals present the potential investment to our investment council. All investment commitments will require the majority approval of the investment council, with such approval documented in our internal databases.

Business Support and Collaboration. Once we approve an investment, we bring the founders under the last.vc umbrella, providing them with the necessary office space, capital, and technological and managerial assistance to build their product. Each entrepreneur, once a part of the last.vc syndicate, has access to our proprietary collaboration platform which enables real-time information sharing and resource sharing..

Operational Optimization and Capital Recycling. We work closely with our portfolio companies to help them develop their business models, devise marketing strategies, optimize operations, and drive synergies across our portfolio. As our portfolio grows, so will the network effect and the value of collaboration, enhancing the value of the overall network. Our executives will serve on the boards of many of our portfolio companies enabling us to take an active role in shaping the direction of each company. Given our focus on capital efficient models, we are able to bring our companies to market quickly. Some companies will reach cash flow generation, some will require further capital, and some will fail. last.vc is a long-term partner of its entrepreneurs but also understands the value of recycling capital to stay at the forefront of the technology curve.

Our Network
last.vc is founded on the principle that information sharing drives innovation, and that innovation fuels productivity and economic growth. We believe that value accrues when interests are aligned, and this credo manifests itself in every aspect of our company. Our shared ownership structure incentivizes every member of our network to collaborate, which in turn dramatically increases the support capacity of our syndicate.
We believe that this support capacity is what will attract talented entrepreneurs to last.vc, and drive innovation and efficiency within our network. As the cost to develop web and mobile-based technologies continues to decline, so too does the importance of capital. Entrepreneurs are increasingly seeking support – in the form of technical resources, marketing and connections – when selecting a partner. Our capacity stems from connections built within our network.  As more members are connected, an increasing volume of information is shared, and the value of the network grows. Potential investments can be vetted by a larger audience, technical business development challenges can be solved by a wider support base, and productivity will be driven by the sharing of information, a key catalyst for economic growth.

last.vc has developed a proprietary web portal available to our network of entrepreneurs and investors. With the motivation to collaborate established, our real-time communication portal facilitates cooperation and information sharing across our network. By connecting our network, last.vc and our portfolio companies benefit from:

•
immediate access to subject matter experts across many disciplines including web development, marketing, mobile application creation, business model assistance, technical support, financial transaction structuring, accounting advice and legal opinions;

•	introductions to attractive businesses and talented entrepreneurs from members of our network who are financially incentivized to bring compelling opportunities to last.vc;

•	a robust investment selection process that benefits from the opinions of those closest to the technology who best understand the market dynamics and potential viability, our network; and

•	increased productivity and efficiency which drives down the cost of developing our companies and their time to market.

History
The Company, formerly Bay Street Capital (“BSC”), Small Cap Strategies (“SCS”), and Photonics Corporation (“Photonics”), was re-domiciled in Nevada through a reverse merger effective on September 30, 2006 where Photonics, a California corporation, merged into Small Cap Strategies, Inc., a Nevada corporation, with SCS being the surviving entity.  The effect of this corporate action was to change the Company’s state of incorporation from the State of California to the State of Nevada.

On March 7, 2006 the Company filed a notification under Form N54a with the SEC indicating our election to be regulated as a business development company under the 1940 Act.

On November 24, 2008, the Company filed Form N-54C with the Securities and Exchange Commission (“SEC”) to notify the SEC of the withdrawal of our previous election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  This action was taken to best facilitate a planned business model of developing and producing oil and natural gas.  The Company entered into a letter of intent to acquire all the major oil and gas properties of Xtreme Oil & Gas, Inc. (XTOG.PK), which was a major shareholder of the Company.  After several attempts to reach a deal to purchase the properties of Xtreme, it became evident that a deal could not be reached by the 4th Quarter of 2009.

The Board of Directors resolved on November 15, 2009 that the Company would again pursue the business model of an investment and management company. On April 12, 2010, we filed Form N-54a with the SEC to elect to be treated as a BDC governed under the Investment Act of 1940.

On July 20, 2010, the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a Name Change to Bay Street Capital, Inc. and authorized the Company in enact a 1 for 50 reverse stock split of the Company’s outstanding Common Stock.  Both corporate actions were effective with FINRA on August 31, 2010.

On September 24, 2010 the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a Name Change to Los Angeles Syndicate of Technology, Inc.  The name change was effective with FINRA on October 14, 2010.

The Company currently operates as an internally managed closed-end non-diversified Business Development Company and is traded on the OTCBB and OTCQB under the symbol “LAST”.

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

Unaudited Condensed Interim Financial Statements Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the accounts of last.vc and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

GOING CONCERN

At September 30, 2010 and December 31, 2009, the Company had current assets excluding investments of $886 and $15,808; current liabilities of $290,383 and $199,897; and a working capital deficit, excluding investments, of $289,497 and $184,089.  The Company incurred a loss of $109,575 during the nine months ended September 30, 2010.  The Company’s only sources of cash flow has been from sales of investments, the sale of the Company’s restricted common stock and loans from the CEO.

The Company’s current sources of funding will come from the sale of the Company’s marketable investments, the sale of the Company’s common stock and from loans from the CEO.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion to an Investment/Business Development Company
The operating results for the three and nine months ended September 30, 2010 and 2009 reflect the Company’s results as an investment/business development company under the Investment Company Act of 1940, as amended.  The September 30, 2009 periods were reclassified to conform to the BDC format.

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

Valuation of Investments as an Investment Company
We are a business development company regulated by the Investment Company Act of 1940 (the “Act”). Section 2(a)(41) of the Act defines Value as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the Board of Directors (“BOD”). We expect that few, if any, of our portfolio companies will have market quotations, and as such, we expect to rely on the fair value determined in good faith by our BOD for the valuation of our portfolio companies.

The Financial Accounting Standards Board (“FASB”) provides guidance on the determination of fair value. The Statement of Financial Accounting Standards No. 157 (“FAS 157”) establishes a framework for measuring fair value that includes three distinct valuation techniques, (i) the Market Approach, (ii) the Income Approach and (iii) the Cost Approach. There is no single standard for determining fair value in good faith under any of these approaches, and as a result, determining fair value requires judgment be applied to the facts and circumstances of each of our portfolio investments. FAS 157 notes that in some cases the use of multiple valuation techniques will be appropriate. Under such circumstances, FASB recommends that the results of the various techniques be evaluated and weighted appropriately.

We believe that given the highly illiquid and unique nature of our investments, a blended approach that incorporates two or more of the techniques outlined by FAS 157 will result in the most accurate approximation of fair value. Following are descriptions of each technique and how we apply them to our portfolio companies.

Market Approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Common applications of this approach include our use of the valuation implied by market transactions in our portfolio companies by third-party investors and market multiples derived from a set of comparable companies. When determining fair value under the Market Approach, we often draw from the terms of the most recent third party, arms-length transaction.

Income Approach. The income approach incorporates estimates of future cash flows or earnings and discounts them to a single present value based on current market expectations. Under the Income Approach we apply two discounted cash flow (“DCF”) methods to derive estimates of fair value.

Cost Approach. The cost approach is based on the replacement cost of an asset. When applying this approach, we consider the cost to a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

In order to determine which valuation technique, or combination of techniques, to employ, we split our portfolio companies into three general groups, (i) those in which we hold a control position (>25% of voting stock) that have received financing by a third party in an arms-length transaction, (ii) those in which we have a control position that have not received financing from another party, and (iii) those in which we hold an ownership position below 25% of the voting stock.

Currently our portfolio consists solely of companies that fit within sections (i) and (ii) in the preceding paragraph. The following table illustrates how we apply valuation techniques across our portfolio.

Type of Portfolio Company	FAS 157 Fair Value Technique

(i) Those in which we hold a majority ownership position that have received financing by a third party in an arms-length transaction	Market + Income
(ii) Those in which we have a majority ownership position that have not received financing from another party	Cost + Income
(iii) Those in which we hold a minority ownership position	Market + Income

Valuation Process

The following is a description of the steps we take each quarter to determine the value of our portfolio. We expect that the majority of our investments will continue to be recorded at fair value as determined in good faith by our Board of Directors utilizing the input of our investment professionals and advisory board. With respect to investments for which market quotations are not readily available, the following valuation process is utilized quarterly to determine fair value:

•
our investment professionals utilize industry valuation methods such as enterprise value multiples, discounted cash flow and other present value techniques, price to earnings ratios, valuation comparisons to comparable public companies or other industry benchmarks in our evaluation of the fair value of our investment;

•	preliminary valuation conclusions are documented and discussed with last.vc senior management and subsequently discussed with our advisory board;

•
the Board of Directors discusses the valuations and determines the value of our portfolio companies in good faith based on the input of our investment professionals and senior management and our advisory board.

We will record unrealized depreciation on investments when we believe that an investment has decreased in value or if the collection of a loan is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

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

Net Increase (Decrease) in Net Assets From Operations Per Share (EPS)
The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At September 30, 2010 and 2009, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at September 30, 2010.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of September 30, 2010 and 2009, there were options outstanding for 21,698 shares from the 1997 Plan.  These options expire in 2011.

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

Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU").  We have evaluated all recent accounting pronouncements through September 30, 2010 and find none that would have a material impact on the financial statements of the Company, except for those detailed below.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), "Accounting for Technical Amendments to Various SEC Rules and Schedules -- Amendments to SEC Paragraphs Pursuant to Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies" and ASU 2010-22, "Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission." Both corrections have been adopted by the Company and had no effect on the financial position, results of operations or cash flows of the Company.

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

During the first three quarters of 2009, the Company originally filed its financial statements as an operating company.  The net loss of $35,135 and $320,212 originally filed for the three and nine months ended September 30, 2009, respectively, are the same as the net decreases in net assets from operations in the statements of operations utilizing BDC accounting.

NOTE 4:                      INVESTMENTS AND VALUATION

Investments in controlled portfolio companies are based on Level 3 inputs and are as follows at September 30, 2010 (none at December 31, 2009):

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:
100%	Sep-10	Bay Street Advisors, Inc.	65,025	65,025
100%	Sep-10	Clowd, Inc.	65,000	65,000
47%	Sep-10	Stockr, Inc.	21,420	1,981,387
48%	Sep-10	Virurl, Inc.	5,785	2,072,050
60%	Sep-10	Sanguine Biosciences, Inc.	11,615	11,615
40%	Sep-10	Stocktown Productions, Inc.	10,481	10,481
100%	Sep-10	BioSmash Media, Inc.	5,950	5,950
40%	Sep-10	L Carter Media, Inc.	3,961	3,961
100%	Sep-10	LottoPals, Inc.	3,300	3,300
			192,537	4,218,769

Investments in non-controlled portfolio companies-miscellaneous			393	599
		Total investments	$192,930	4,219,368
		Cash and other assets, less liabilities		(272,950)
		Net asset value at September 30, 2010		$3,946,418

1)	Virurl, Inc. – virurl.com (beta)
Virurl, a Delaware corporation, is a human-powered advertising platform that enables website owners and content producers to drive web traffic by leveraging the viral growth and distribution of information that built some of the fastest growing companies in the world. Advertisers seeking to spread their content are connected directly to the consumers and their contact networks via the Virurl platform, where consumers are compensated for spreading content. This structure serves to align the interests of advertisers and consumers by redistributing the flow of advertising dollars.

2)	Stockr, Inc. – stockr.com (stealth)
Stockr, a Delaware corporation, is a social platform enabling users to see and discuss which stocks people are trading and why in real-time. Traditional financial information services focus on aggregate data, ignoring the actual people behind the trades and the knowledge they possess. Stockr consolidates the disparate channels of investing information, and by connecting the financial community, Stockr creates a paradigm shift in the speed and breadth of valuable information sharing.

3)	LottoPals, Inc. – lottopals.com (stealth)
LottoPals, a Nevada corporation, is the first web company to target the $60 billion lottery industry.  By connecting to major social networks such as Facebook and MySpace, the LottoPals platform lets users play the lottery with all of their online friends.  LottoPals uses social gaming mechanics to drive viral growth and ticket sales, effectively eliminating the cost to play for the user.

4)	Clowd, Inc. – clowd.com (stealth)
Clowd, a Delaware corporation, aggregates and analyzes disparate web data to measure people’s influence and knowledge. Whereas traditional search engines are built to rank the relevance of the world’s documents, Clowd’s technology expands this premise and applies it to the ranking of people. Originally designed for the search and advertising verticals, Clowd is a versatile technology that can be applied to virtually any vertical to rank the relevance of people based on given search terms.  last.vc acquired 100% ownership of  Clowd on September 27, 2010 in exchange for shares of last.vc common stock valued at $65,000.

5)	Bay Street Advisors, Inc.
Bay Street Advisors, a California corporation, is a strategic advisory firm based in Santa Monica, CA that provides consulting and business development services to emerging web technology companies.  last.vc acquired 100% ownership of  Bay Street Advisors on September 27, 2010 in exchange for shares of last.vc common stock valued at $65,000.

6)	Sanguine BioSciences, Inc. – sanguinebio.com
 Sanguine Biosciences provides research organizations and laboratories with high viability human cells and tissues derived from peripheral blood and cord blood. The research applications for Sanguine products include a myriad of in vitro drug/vaccine-development experiments. Sanguine BioSciences is uniquely positioned as a one-stop-shop for highly viable human cells and tissues that both improve the quality of experiments and decrease R&D costs.

7)	Stocktown Productions, Inc. – stocktownproductions.com
Stocktown Productions is a creative production company based in Santa Monica, California, specializing in motion design, animation, visual effects and live-action production.

8)	BioSmash Media, Inc. – biosmash.com
BioSmash Media, Inc., a Nevada corporation, operates biosmash.com,  an online life sciences blog that monitors biotech & pharma deals, FDA decisions, clinical trials, and more.

9) L. Carter Media, Inc. – langstoncarter.com (stealth)
L. Carter Media, a California corporation, is a Hollywood, California-based graphic arts studio blending works of fine art with digital imagery to create compelling mixed media marketing solutions.

The Company’s investment in non-controlled portfolio companies are based on Level 1 inputs and are summarized as follows at September 30, 2010 and December 31, 2009:

NOTE 5:                      COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right.  There are 11,889,363 and 25,703 common shares outstanding at September 30, 2010 and December 31, 2009, respectively.

Effective August 31, 2010, the Company completed a 50:1 reverse stock split.  All share transactions disclosed in the financial statements have been restated to give effect to the change.

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

On September 27th, 2010 the Company entered into restricted share purchase agreements to offer restricted shares of the Company’s common stock for $.02 per share.  The Company issued 11,510,000 shares to the CEO and 21 other individuals that had been engaged to join last.vc as executive officers, advisors, and consultants.  The share purchase agreement contains a one year lock on the transfer of the shares and a 36 month vesting and repurchase provision that allows the Company to repurchase unvested shares at cost should an individual break the terms of their engagement agreement.

On September 28th, 2010 the Company issued 350,000 shares of Company common stock to Brad Curry pursuant to a debt to equity conversion agreement.  Under the agreement, Mr. Curry agreed to convert $3,500 remaining debt to common stock at $.01 per share and forgive $3,000 of debt owed by the Company.

On November 24, 2008, the Company amended its Letter of Intent dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies from a shareholder, Xtreme Oil & Gas, Inc.  The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 50,000 shares of the Company’s common stock to Xtreme as an extension fee.  The total purchase price was to be reduced by the extension fee.  The shares were originally valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was initially expensed as an extension fee.  On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 50,000 shares were returned to the Company and cancelled.  The LOI expired under its original terms on December 31, 2008, therefore the extension fee is not reflected in the financial statements.  Xtreme owned 32.66% of the Company's common stock as of December 31, 2009.  On May 10, 2010, Xtreme entered into a stock purchase agreement with the Company's CEO and the Company's CEO acquired the 8,000 shares previously owned by Xtreme.

At September 30, 2010 and December 31, 2009, the Company owed its CEO $288,483 and $159,897, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at September 30, 2010 and December 31, 2009 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.50 per share or NAV per share, whichever is greater (267,614 shares at September 30, 2010 and December 31, 2009).  NAV at September 30, 2010 is $0.33 per share and at December 31, 2009 is ($6.89) per share.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight, Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

At December 31, 2009, the Company has received advances from Xtreme and owed $40,000, which was included in due to related parties.  As a part of the transaction discussed above, the Company's CEO acquired the obligation owed to Xtreme.

On May 10, 2010, Knight, Inc., pursuant to an Asset Purchase Agreement, sold $40,000 of receivables due to Knight by the Company to an unaffiliated third party for $40,000 in cash and other mutually agreed upon consideration.  This transaction was later cancelled in the 3rd Quarter.

As a result of the Xtreme merger not being completed and effective July 1, 2010, officers and employees of Xtreme returned 5,800 shares of the Company's common stock to be cancelled.  Mr. Knight also returned 541 shares to be cancelled.  The 6,341 shares were cancelled by the transfer agent on July 19, 2010.  The cancellation of the shares was recorded as a contribution to capital by the shareholders on July 1, 2010.

Effective July 11, 2010, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, acquired 10,000 newly issued shares of the Company's common stock in exchange for $5,000 in cash previously paid to the Company.  On September 27, 2010, Knight, Inc. acquired 3,250,000 shares pursuant to a share purchase agreement in exchange for $65,000 owed to Knight, Inc.

Effective July 20, 2010, pursuant to a majority consent of shareholders and the unanimous consent of the board of directors, the following resolutions were approved:
•	Change of the name of the Company to Bay Street Capital, Inc. to be effective when filed with the Nevada Secretary of State and deemed effective by FINRA;

•	Authorized a one for fifty reverse-split of the Company's common stock to be effective when deemed effective by FINRA; and
•
Approved the executive compensation plan which provides executive compensation in the range of $5,000 to $20,000 per month for the chief executive officer, chief financial officer, chief investment officer, chief technology officer and chief legal officer and provides for an executive profit sharing plan of 20% of the Company's net income after taxes.

On July 20, 2010, the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a Name Change to Bay Street Capital, Inc. and authorized the Company in enact a 1 for 50 reverse stock split of the Company’s outstanding Common Stock.  Both corporate actions were effective with FINRA on August 31, 2010.

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

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 on a month-to-month basis.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $9,520 in 2010 and 2009.  (Four months in both 2010 and 2009).  In March 2010, the Company leased a second operations office at a rate of $2,300 per month in anticipation of expanding operations as a BDC.  The lease commenced April 1, 2010 for a period of two years.

NOTE 8:                      SUBSEQUENT EVENTS

October 1st, 2010 was the official start date for the Company’s new executive officers, advisors, and consultants.  Biographical information about each new executive officer follows:

James Jago, Chief Financial Officer.

James Jago serves as the Company’s Chief Financial Officer and serves on the investment council overseeing our fixed income investments. Before joining last.vc, Mr. Jago worked at Pangaea Asset Management, a boutique investment firm with approximately $1 billion of assets under management. He was responsible for managing a $150 million portfolio of 50 corporate borrowers, and for sourcing and underwriting new transactions. During his time at Pangaea, Mr. Jago underwrote loan commitments aggregating over $400 million at various levels of the capital structure across a wide spectrum of transaction types and industries.

Before working at Pangaea, Mr. Jago worked at Merrill Lynch Capital where he was responsible for managing a $500 million loan portfolio composed of both asset-based and cash-flow based loans. Prior to working at Merrill Lynch Capital, Mr. Jago was a consultant providing consulting services spanning internal audit, credit risk, and financial reporting capacities.

Mr. Jago is a CFA charterholder and graduated with honors from the A.B. Freeman School of Business at Tulane University with a Bachelors of Science in Management.

Vineet Jindal, Chief Investment Officer.

 Mr. Jindal serves as the Company’s Chief Investment Officer. Mr. Jindal oversees our equity investment process and serves on our investment council. Mr. Jindal also oversees the fundraising process for last.vc and each portfolio company. Prior to joining last.vc, Mr. Jindal served as a Principal in Boston Millennia Partners, a leading venture capital firm investing in the life science, IT and business services industries.

Mr. Jindal also served as Managing Director and Head of Healthcare Equity Research at ThinkEquity Partners. Under Mr. Jindal’s direction, the firm saw a 400% increase year over year in healthcare sector revenue. Prior to ThinkEquity, Mr. Jindal has worked at Wedbush Morgan Securities, Origin Capital Management, and Lehman Brothers.
He received a Bachelor of Arts in Integrative Biology and a Master of Arts in Endocrinology from University of California at Berkeley as well as a Masters of Science in Molecular Pharmacology from Cornell University Weill Medical College / Sloan Kettering Cancer Institute. Mr. Jindal is also an Advisor to the University of Alabama at Birmingham’s Department of Biotechnology.

Mr. Jindal has also appeared on CNBC, Bloomberg News, in The Wall Street Journal, and at Harvard Medical School as an expert in healthcare capital markets.

Timothy Symington, Chief Operations Officer.

 Mr. Symington serves as the Company’s Chief Operating Officer and serves on the investment council. Mr. Symington oversees the operations of our portfolio companies and manages the last.vc collaboration network. Mr. Symington successfully built and sold a web-advertising platform in 2004, after having grown it to over 90,000 publishers in under six months of operation. Over the last six years Mr. Symington has held strategic roles in many web technology firms; most recently with Titan Gaming. Titan is an online gaming platform that enables skill-based wagering between players. In August 2010, Titan announced that it had acquired XFire.com, the largest online gaming portal in the world.

Mr. Symington served as Founder and Chief Architect for Clowd, Inc. While at Clowd, Mr. Symington designed the algorithms and infrastructure for measuring knowledge and influence amongst humans, for use in the search and advertising verticals.

Mr. Symington is the Founder of two of our portfolio companies, Stockr, Inc., and Virurl, Inc.

Aaron Moore, Chief Compliance Officer.

Mr. Moore serves as the Company’s Chief Compliance Officer and oversees our Corporate Compliance Program. Mr. Moore reviews and evaluates compliance issues and legal concerns within the organization.

Since graduating from the Business Law Program at the UCLA School of Law, Mr. Moore’s career has been focused on startups. Prior to last.vc, Mr. Moore worked in the IP Licensing and Technology group at Gray Cary, a law firm with a culture and focus of working with Silicon Valley entrepreneurs. At Gray Cary, Mr. Moore saw a huge need for technological innovation in the litigation support industry. As email became the primary mode of corporate communication, attorneys needed practical ways to review vast quantities of electronic data. Mr. Moore left Gray Cary in 2003 to pursue this opportunity, and spent the next several years working with several different startups that were focused on selling electronic discovery software and services to large law firms and Fortune 500 companies. Mr. Moore became a nationally recognized figure in the electronic discovery industry, and he worked on some of the largest and most historically relevant cases of the last decade. Mr. Moore gained significant venture experience from the perspective of the entrepreneur as the companies he worked with went through various stages of the funding cycle. From seed funding, to multiple series, and full acquisition Mr. Moore has seen a variety of equity investments.

Mr. Moore received his JD from the UCLA School of Law and his undergraduate degree from U.C. Berkeley.

Brendon Crawford, Chief Technology Officer.

 Mr. Crawford serves as the Company’s Chief Technology Officer and oversees the development of our portfolio companies. Mr. Crawford has 15 years of engineering and management experience in enterprise web software, and has completed over 60 product launches, with an emphasis on the finance, entertainment, and green/eco sectors. Mr. Crawford has an extensive background in distributed computing, data-mining, and solving unique scalability problems for the web. Mr. Crawford has successfully managed development teams both large and small, applying a firm understanding of product development cycles and effective communication.

Mr. Crawford has experience working with a wide spectrum of companies including: Disney / ABC, Paramount Pictures, Sun Microsystems, MySpace Music, and Chase Credit Card Systems.

Lee Fentress, Vice President.

As Vice President of last.vc, Mr. Fentress oversees all communications for the Company as well as each portfolio company. With a background in media sales and business development, Lee comes to last.vc with an expertise in cross platform branding, advertising, and public relations.

Prior to last.vc, Lee worked across several mediums (print: Sports Illustrated, online: AOL / SI.com, and television: CBS). Lee also worked at web based advertising agency, “Spot Runner” where he oversaw the Filmed Entertainment Unit, one of the company’s most profitable verticals.

Most recently, Lee spent over a year as an Advance Associate for the White House, traveling both domestically and internationally for the President, the Vice President and the First Lady. Lee holds a Bachelor of Arts from Washington and Lee University.

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

We are publicly traded venture investment company. We provide support capital for web and mobile technology companies at different stages of development, and seek to partner with talented entrepreneurs to build successful enterprises and drive value for our shareholders.

Our goal is to be the partner of choice for startup and early-stage technology companies that require tailored financing. We evaluate and invest in a diverse portfolio of technologies, offering customized growth capital at all levels of the capital structure.  We invest primarily in common and preferred stock or convertible debt of seed-stage companies. We will also make structured debt investments, which we define as any debt investment, such as a senior or subordinated loan, that also includes an equity security, including stock, options, or warrants, in more developed companies. Our investment objective is to maximize our portfolio total return by generating capital appreciation from our equity investments and to a lesser extent current income from our debt investments.

We invest in the highest-growth segments of the technology market, including web-based technology, mobile applications, and social media. We target businesses that are self-proliferating, capital efficient and defensible. Central to our strategy is the structure of our network. We align the interests of our portfolio companies thorough shared ownership of last.vc, driving collaboration, innovation and the support capacity of our syndicate. By partnering with talented entrepreneurs at the earliest stages, we believe we can add the most value and generate the highest return.

We are an internally-managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. We have chosen to operate under the BDC structure to facilitate the flow of capital between small businesses and the capital markets.

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

Results of Operations

Comparison of the three months ended September 30, 2010 and 2009 –

Revenues - The Company had no revenues in either 2010 or 2009.

Expenses for the three months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Expenses:
Officer and employee compensation	$15,000	$15,000
Professional fees	3,743	6,461
Rent	6,857	7,767
Other general and administrative expense	3,635	5,907
Total expenses	$29,235	$35,135

The Company began funding several investments during the quarter ended September 30, 2010, see Note 4.  An expansion of operating costs is expected to commence in the fourth quarter as the Company begins to implement its business plan.

Net realized and unrealized gains (losses) for the three months ended September 30, 2010 and 2009 follow:

	2010	2009

Net realized gain (loss) on investments, net of income taxes of none	$-	$-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	4,026,232	-
Net realized and unrealized gains (losses)	$4,026,232	$-

The Company initiated funding of several investments during the three months ended September 30, 2010, see Note 4 for valuation.

Comparison of the nine months ended September 30, 2010 and 2009 –

Revenues - The Company had no revenues in either 2010 or 2009.

Expenses for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Expenses:
Officer and employee compensation	$45,000	$45,000
Professional fees	29,171	39,927
Director fees	2,000	-
Website expense	3,623	-
Rent	22,249	18,573
Non-cash consulting fees	-	222,873
Other general and administrative expense	7,532	7,632
Total expenses	$109,575	$334,005

Professional fees declined in 2010 from 2009, primarily as a result of a decline in audit costs.  The 2009 audit included disclosures related to the potential purchase of Xtreme.

 Rent expense has increased in 2010 as compared to 2009, primarily due to including nine months in 2010 and four month in 2009.

During the 2009 period, the Company retained consultants to help it in connection with the Xtreme transaction.  These consultants were compensated with shares of the Company's common stock.

Net realized and unrealized gains (losses) for the nine months ended September 30, 2010 and 2009 follow:

	2010	2009

Net realized gain (loss) on investments, net of income taxes of none	$-	$(8,994)
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	4,026,083	6,900
Net realized and unrealized gains (losses)	$4,026,083	$(2,094)

The Company initiated funding of several investments during the three months ended September 30, 2010.  See Note 4 for valuation.

Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, the Company had current assets of $886 and $15,808, exclusive of investments; current liabilities of $290,383 and $199,897; and a working capital deficit, exclusive of investments, of $289,497 and $184,089 at September 30, 2010 and December 31, 2009, respectively.  The Company incurred a loss of ($109,575) during the nine months ended September 30, 2010.

The Company’s only sources of cash flow has been from sales of investments, the sale of the Company’s restricted common stock and loans from the CEO.

The Company’s current sources of funding will come from the sale of the Company’s marketable investments, the sale of the Company’s common stock and from loans from the CEO.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stock holders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $4,236,801 and from this, are subtracted liabilities and debts of $290,383.  There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The NAV is therefore $3,946,418.  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (11,889,363).  The NAV/S is $0.33.

Business Strategy
We seek to generate capital appreciation and realized gains through the pursuit of compelling opportunities while applying a structured investment process. The following are key elements of our strategy:

Guide our portfolio companies through the challenges of early growth.  We provide our portfolio companies with the capital to cultivate their product and grow into profitability. Beyond capital support, last.vc provides managerial assistance, marketing resources, and technological collaboration. As the companies mature, we prepare them for subsequent financing rounds or other liquidity events by providing legal expertise, accounting resources, and access to the capital markets. By offering these services, we enable the entrepreneurs to focus on developing their product.

Offer tailored solutions to become the most attractive partner for our network of entrepreneurs. In our role as an incubator of seed stage companies, our strategy is to invest between $20,000 and $50,000 in return for a minority ownership position in the company. In our role as a specialty finance partner to later stage companies we will provide structured debt investments, ranging from $50,000 to $500,000. Our structured debt investments will be tailored to accommodate the borrower’s cash flow generation and lifecycle maturity. Our secured financing investments target companies with intellectual property, technology or platforms accretive to our portfolio.

Build a diverse portfolio of the most innovative technology companies. We focus on the newest entrants into the fastest growing emerging technology markets, including software, Internet, mobile and social media, which benefit from low capital requirements. The low capital investment, coupled with the short development timeline of technology companies, enables us spread our capital base across a wide spectrum of investments - a process we believe helps mitigate the inherent risk of venture capital investing. Additionally, by investing in both equity and debt securities across many stages of the development lifecycle, we believe can generate attractive risk-adjusted returns in the form of capital appreciation from our equity securities, and current income, in the form of interest and fee income, from our debt investments.

Investment Process
Our portfolio building and monitoring process is rigorous. We source our investments through our principal offices in Santa Monica, California and apply a disciplined approach. This consists of an initial review, diligence and selection, business support and collaboration, and ultimately operational optimization and capital recycling.

Initial Review, Diligence and Selection. Potential investments are allocated to a member of the last.vc staff who conducts an initial review. This review summarizes the key terms, market opportunity, investment strengths and risks, and highlighting key diligence items for review by the investment manager. The last.vc diligence process includes both qualitative and quantitative analyses to determine the value proposition, viability, defensibility, and capital efficiency of each idea. After preparing a formal approval request memorandum, our professionals present the potential investment to our investment council. All investment commitments will require the majority approval of the investment council, with such approval documented in our internal databases.

Business Support and Collaboration. Once we approve an investment, we bring the founders under the last.vc umbrella, providing them with the necessary office space, capital, and technological and managerial assistance to build their product. Each entrepreneur, once a part of the last.vc syndicate, has access to our proprietary collaboration platform which enables real-time information sharing and resource sharing..

Operational Optimization and Capital Recycling. We work closely with our portfolio companies to help them develop their business models, devise marketing strategies, optimize operations, and drive synergies across our portfolio. As our portfolio grows, so will the network effect and the value of collaboration, enhancing the value of the overall network. Our executives will serve on the boards of many of our portfolio companies enabling us to take an active role in shaping the direction of each company. Given our focus on capital efficient models, we are able to bring our companies to market quickly. Some companies will reach cash flow generation, some will require further capital, and some will fail. last.vc is a long-term partner of its entrepreneurs but also understands the value of recycling capital to stay at the forefront of the technology curve.

Our Network
last.vc is founded on the principle that information sharing drives innovation, and that innovation fuels productivity and economic growth. We believe that value accrues when interests are aligned, and this credo manifests itself in every aspect of our company. Our shared ownership structure incentivizes every member of our network to collaborate, which in turn dramatically increases the support capacity of our syndicate.
We believe that this support capacity is what will attract talented entrepreneurs to last.vc, and drive innovation and efficiency within our network. As the cost to develop web and mobile-based technologies continues to decline, so too does the importance of capital. Entrepreneurs are increasingly seeking support – in the form of technical resources, marketing and connections – when selecting a partner. Our capacity stems from connections built within our network.  As more members are connected, an increasing volume of information is shared, and the value of the network grows. Potential investments can be vetted by a larger audience, technical business development challenges can be solved by a wider support base, and productivity will be driven by the sharing of information, a key catalyst for economic growth.

last.vc has developed a proprietary web portal available to our network of entrepreneurs and investors. With the motivation to collaborate established, our real-time communication portal facilitates cooperation and information sharing across our network. By connecting our network, last.vc and our portfolio companies benefit from:

•
immediate access to subject matter experts across many disciplines including web development, marketing, mobile application creation, business model assistance, technical support, financial transaction structuring, accounting advice and legal opinions;

•	introductions to attractive businesses and talented entrepreneurs from members of our network who are financially incentivized to bring compelling opportunities to last.vc;

•	a robust investment selection process that benefits from the opinions of those closest to the technology who best understand the market dynamics and potential viability, our network; and

•	increased productivity and efficiency which drives down the cost of developing our companies and their time to market.

Industry Overview

Competitive Landscape
Venture capital firms in the United States manage approximately $179 billion, and the industry is currently dominated by large venture capital funds. The focus of these firms has shifted away from early-stage opportunities. As funds and firms have grown larger, the relative attractiveness of time-consuming, early stage investments has declined. As a result, these funds have focused on larger and later rounds. In 1995, the proportion of early stage financings within the venture capital industry was approximately 50%. This mix has shifted dramatically, declining to less than 30% in 2008.

This shift has given rise to the incubator model, and a number of such firms have developed to address this opportunity. While some of these companies have been successful in preparing their entrepreneurs for future financings, all of them continue to embody many of the legacy attributes of the old venture capital model. From the structure of their funds with high minimum investment thresholds and restrictive holding periods, to the nature of their involvement, the competition is not prepared for what we view as the future of support capital.

last.vc differentiates itself from the competition by seamlessly connecting the investment community with our entrepreneurs and creating an ecosystem that encourages and facilitates collaboration.

In addition to being a compelling partner for the entrepreneur, enabling us to source the most compelling deals, last.vc offers investors a more attractive medium for gaining venture capital exposure with unparalleled liquidity, and transparency into operations and financial reporting. We have chosen to operate in a BDC structure primarily because it is the regulatory framework for publicly-held companies specifically created to facilitate making venture capital investments in early stage companies. Moreover, it allows for non-accredited investors to participate in, and benefit from, the growth prospects of emerging companies, traditionally only available to accredited investors.

Market Opportunity
The technology industry is one of the most rapidly growing sectors of the U.S. economy, and we believe that an attractive opportunity exists for a public investment company focused on building a portfolio of early-stage technology companies.

Key elements of our opportunity include:

•
Dramatic shifts in the way people create, share and consume media. The benefits of information sharing and heightened levels of communication manifest themselves in more ways than simply interacting with friends. We believe that challenges will increasingly be solved by networks of connected individuals, and that this secular shift creates vast opportunities for companies creating and investing in these technologies.

•
Declining costs to build web and mobile-based technology.  Web-based technology companies are compelling because they benefit from low capital requirements while commanding high valuations (see chart below). The cost of starting and operating an internet-based business has dramatically declined over the last decade as a result of dropping hardware costs and maturing open source software. As grueling, time-consuming elements of web development are abstracted, both the cost and time required to build a web-based technology company will continue to decline. This decline has resulted in a shift in the capabilities web technology founders look for in a partner. Increasingly, entrepreneurs are valuing business support, brand connections, marketing and product support over the level of funding available from a partner. This adaptation creates a large and growing opportunity for web-technology incubators.

•
Global adoption of Internet infrastructure and the proliferation of mobile technology. As the cost of internet access continues to decline, an increasing volume of information will be shared. This will require evolving tools and businesses to manage this flow of information. Beyond the growth of global internet infrastructure, mobile technology has exhibited explosive growth. The spectrum of applications is growing exponentially, creating compelling opportunities.

•
Prevalence of open Application Programming Interface (“API”) architectures. An API allows web applications to communicate with each other and share information.  So as social networking has improved the connectivity of human beings, APIs have vastly improved the connectivity of software and the information and functionality residing within them.  This shift has enabled businesses to be more nimble, quickly integrating new functionality or information. Additionally, the proliferation of API architectures has reduced the cost and time to market for new businesses by allowing new technologies to be born atop of existing platforms.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2010.  Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended September 30, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:                    OTHER INFORMATION

ITEM 1:                      LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:                   RISK FACTORS

Not Applicable.

ITEM 2:                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company entered into share purchase agreements with executive officers, advisors, consultants, and creditors, pursuant to which the company issued 11,860,000 shares of restricted common stock to 23 shareholders in transactions valued at $237,200.

The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 20, 2010, the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a Name Change to Bay Street Capital, Inc. and authorized the Company in enact a 1 for 50 reverse stock split of the Company’s outstanding Common Stock.  Both corporate actions were effective with FINRA on August 31, 2010.

On September 24, 2010 the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a Name Change to Los Angeles Syndicate of Technology, Inc.  The name change was effective with FINRA on October 14, 2010.

ITEM 5:                      OTHER INFORMATION

Not applicable

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

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

Date: November 22, 2010	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chief Financial Officer