Form 10-K
period 2010-12-31
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2011-04-15
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

Commission file number 814-00720

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	20-5655532
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3651 Lindell Road, Suite D #146, Las Vegas, NV  89103
(Address of Principal Executive Offices) (Zip Code)

 (702) 943-0320
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

Indicate by check mark whether the registrant (1) filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The shares outstanding are reduced by shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock. This determination of affiliate status is not necessarily conclusive.  $85,810.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 31, 2011 was 11,889,399 shares.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this report except those Exhibits so incorporated as set forth in the Exhibit Index.

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “last.vc,” “we,” “us” and “our” refer to Los Angeles Syndicate of Technology, Inc. unless the context otherwise requires.

PART I

ITEM 1:     BUSINESS

General Development of Business

Los Angeles Syndicate of Technology, Inc. (“last.vc”) builds technology companies focused on social media, web-based software, and mobile applications. Our goal is to develop businesses that generate capital appreciation and realized gains, and we currently have seven companies in our portfolio. We believe that by developing technology internally and partnering with entrepreneurs at inception, we can generate the highest return and add the most value.

The increasing adoption of social media and the proliferation of smart phones continue to make people more connected, resulting in faster information sharing and the creation of some of the world’s fastest growing companies. Social media companies have exhibited unprecedented growth in the last twelve months – at rates rivaled only by the projections for the industry in the coming years. We focus on developing businesses that exploit these secular shifts.

Our process begins with the sourcing of compelling concepts, which are developed internally or brought to us by entrepreneurs seeking support from the last.vc network. We provide our portfolio companies with the capital to cultivate their product as well as comprehensive support services to reduce costs and accelerate their time to market. Such services include office space, managerial assistance, marketing and branding, product development and design, legal, finance and accounting services, corporate formation and structure, and exposure to additional financing rounds. By offering these support services, we enable our network of entrepreneurs to focus on developing their products. This parallel process is vital in the rapidly evolving web-technology industry and results in efficiencies in how companies are built and brought to market.

last.vc operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the "1940 Act").  The application of the BDC structure to early-stage technology venture capital is a unique model that promotes innovation and provides retail investors with access to markets previously unavailable to them. We believe last.vc is the only such company in the market.

Our stock is publicly listed on the OTCBB and OTCQB markets under the symbol “LAST”.

Market Opportunity

The web and mobile technology industry is a rapidly growing sector of the U.S. economy, and companies building social media applications have grown their user bases and revenues at unprecedented rates over the last 24 months. Companies that didn’t exist two years ago now command valuations in the tens of billions of dollars, and more established businesses have seen their valuations swell by multiples of what they were only twelve months ago. We believe that an attractive opportunity exists for a public investment company focused on building a portfolio of early-stage technology companies, and key elements of our opportunity include:

•
Global adoption of Internet infrastructure and the proliferation of mobile technology. The cost of Internet access continues to decline, facilitating an increasing number of Internet users and driving up time spent online. This trend is magnified by the proliferation of smartphones and mobile technology, resulting in users with perpetual access to the Internet. As the Internet becomes more accessible, more data is being transmitted online, requiring evolving applications and businesses to manage this flow of information.

•
Dramatic shifts in the way people share and consume information. The growing usage and availability of the Internet results in an increasing number of human connections. As more people are connected, an increasing volume of information is being shared. The benefits of this information flow manifest themselves in more ways than simply interacting with friends, and the Internet is becoming an increasingly important tool in businesses’ marketing programs. Connectivity among humans, when harnessed by businesses, can drive marketing costs down to virtually zero. We believe that as more consumption occurs on the Internet, more mediums of efficiently disseminating information are required. This secular shift creates vast opportunities for companies creating and investing in these technologies.

•
Declining costs to build web- and mobile-based technology. The cost of starting and operating an Internet-based business has dramatically declined over the last decade as a result of dropping hardware costs and maturing open-source software. This decline has resulted in a shift in the capabilities web technology founders look for in a partner. Increasingly, entrepreneurs are valuing business support, brand connections, marketing and product support over the level of funding available from a partner. This adaptation creates a large and growing opportunity for web-technology incubators providing comprehensive support services to entrepreneurs.

•
Increasing focus on web-based technology companies by the capital market. The explosive growth of social media companies has attracted significant capital from investors. Approximately 50 technology companies founded in the last seven years have raised over $100 million of funding, and in aggregate, ten of the most popular web companies have raised close to $6 billion. These investments, coupled with recent and impending IPOs, demonstrate the growing appetite for investments in web-based technology companies. As builders of technology businesses, we benefit from this heightened desire for social media investments through greater subsequent financing and sale opportunities for our portfolio companies.

Our Business Strategy

Our goal is to build and invest in web and mobile technology companies that will generate capital appreciation and realized gains. We invest up to $500,000 per portfolio company, and believe that by developing technology internally and partnering with entrepreneurs at inception, we can generate the highest return and add the most value. The following are key elements of our strategy:

•
Guide our portfolio companies through the challenges of early development.  We provide portfolio companies with the capital to cultivate their product and grow into profitability. Beyond capital support, last.vc reduces costs and time to market through managerial assistance, marketing resources, and technological collaboration. As the companies mature, we prepare them for subsequent financing rounds or other liquidity events by providing strategic guidance, legal and accounting resources, and access to the capital markets.

•
Apply a structured investment process to our deployment of capital. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend. By investing in the earliest stages of our companies’ lifecycles we are able to generate significant returns with minimal capital investment. Capital is deployed based on pre-determined development milestones, with a maximum investment of $500,000 per portfolio company. The last.vc diligence process includes both qualitative and quantitative analyses, and input from our network constituents to determine the value proposition, viability and defensibility of each business.

•
Create a network of entrepreneurs who are incentivized to collaborate.  Once part of the last.vc syndicate, entrepreneurs with whom we’ve partnered are offered equity interests in last.vc. As a result, each network constituent has a financial interest in the success of both their company and of last.vc as a whole. This shared ownership structure incentivizes every member of our network to collaborate. As more members are connected, an increasing amount of information is shared, and the value of the network grows. New concepts are developed at a more rapid pace, potential investments can be vetted by a larger audience, technical challenges can be solved by a wider support base, and increased productivity will reduce costs and drive efficiencies in how our companies are built.

•
Build a diverse portfolio of innovative and dynamic technology companies. The low capital investment requirements of our target industries, coupled with the short development timeline of technology companies, enable us to spread our capital base across a wide spectrum of investments. Some companies will achieve positive cash flow, some will require further capital, and some will fail. Through the construction of a diverse portfolio we believe we will mitigate risk and enhance the value of our network.

Corporate History

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

On March 7, 2006 we filed a notification under Form N-54A with the SEC indicating our election to be regulated as a BDC under the 1940 Act.  In connection with this election, we adopted corporate resolutions and operated as a closed-end management investment company.

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

The Board of Directors resolved on November 15, 2009 that the company would again pursue the business model of an investment and management company. On April 12, 2010, we filed Form N-54A with the SEC to elect to be treated as a BDC governed under the 1940 Act. The Company currently operates as an internally managed closed-end non-diversified BDC and is traded on the OTCBB under the symbol SMCA.OB.

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

We provide a variety of services to portfolio companies, including the following:

•	product development and design;

•	corporate formation and structure;

•	investment of our capital;

•	introductions to sources of outside capital;

•	office space and related office services;

•	marketing, branding and public relations

•	formulating operating strategies and corporate goals;

•	formulating intellectual property and other legal strategies;

•	introductions to investment bankers and other professionals;

•	mergers and acquisitions advice;

•	introductions to potential joint venture partners, suppliers and customers; and

•	assisting in financial planning.

We may derive income from our portfolio companies for the performance of these services, which may be paid in cash or securities.

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC'stotal outstanding shares of capital stock. This amount is reduced to 20% of the BDC'stotal outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC'stotal outstanding shares of capital stock.

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes.

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

Income Tax Considerations

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

EMPLOYEES

At December 31, 2010 and 2009, we had 7 and 1 full-time employees, respectively.

Our employees are not represented by a labor union.  We have experienced no work stoppage and believe that our employee relationships are good.

ITEM 1A:      RISK FACTORS

We recently undertook our current business model and as a result, historical results may not be relied upon with regard to our operating history

In March 2010, we formally began implementing our current business model of providing seed capital and support to web and mobile technology companies. We are classified as an investment company under the 1940 Investment Company Act. As such, we have presented our financial results and accompanying notes in such fashion. Conversely, in previous years our operating results were presented in the format and style of an operating company. As a result, our financial performance and statements may not be comparable between these years.

We and our portfolio companies are in early stages of development, and are among many that have entered the emerging web-based technology market. Specific risks to our business include our:

•	ability to source and market innovative businesses and acquire ownership interests in attractive companies;
•	dependence on our portfolio companies to reach positive cash flow generation, a liquidity event, or our ability to access the capital markets;
•	need to manage our expanding portfolio and operational footprint; and
•	continuing need to increase spending to retain and attract key personnel, build the last.vc brand and increase awareness of our portfolio companies.

Our business model is largely unproven and may not generate the returns we anticipate

Our approach to venture capital investing is based on a new, untested business model involving sourcing, cultivating and operating businesses in an evolving web-based technology market. While competitors pursuing a similar strategy exist, insufficient time has elapsed to judge whether their portfolio companies will ultimately be successful. As an increasing number of incubators compete for the same ideas and innovative companies, the cost of acquiring ownership of such companies may increase, driving potential returns down.  In addition, due to the inherent long-term nature of venture capital investments, we may forego short-term gains that we could otherwise realize by selling interests in our portfolio companies.

The Company Historically Lost Money and Losses May Continue in the Future

The Company has historically lost money and future losses could occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

The Company's expenses are higher than our current cash flow, which will require the Company to issue equity to raise capital. This could result in substantial dilution to our shareholders’ equity or hinder our ability to continue in operations should additional capital not be raised

In 2010, the Company had $45,000 in operating revenues. Consequently, the Company will have to sell shares of the Company's common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

Regulations governing operations of a BDC will affect the Company's ability to raise capital, which could result in the Company not being able to raise additional capital

Applicable law requires that business development companies must invest 70% of their assets in privately held U.S. companies, small, publicly traded U.S. companies with market capitalizations under $250 million, certain high-quality debt, and cash. The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company, and its stockholders approve such sale. In any such case, the price at which the Company's securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

The success of the Company will depend on management's ability to make successful investments

If the Company is unable to select profitable investments, the Company will not achieve its objectives and miss any projected earnings targets.

The Company's investment activities are inherently risky

The Company's investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors which are neither within the control of, nor predictable by, the Company. Such factors include a wide range of economic, political, competitive and other conditions which may affect investments in general, or specific industries or companies.

The Company's equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies

The equity interests in which the Company invests may not appreciate in value and may decline in value. Accordingly, the Company may not be able to realize gains from its investments and any gains realized on the disposition of any equity interests may not be sufficient to offset any losses experienced. Moreover, the Company's primary objective is to invest in early-stage web and mobile technology companies whose products will frequently not have demonstrated market acceptance. Many portfolio companies will lack depth of management and have limited financial resources. All of these factors make investments in the Company's portfolio companies particularly risky.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements

Our common stock is currently listed on the OTCBB and OTCQB markets under the symbol (“LAST”).  Some broker-dealers decline to trade in OTCBB stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders

Our executive officers and directors have the ability to appoint a majority to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all, or substantially all, of our assets, and the power to prevent or cause a change in control. The interests of the executive officers and directors may differ from the interests of the other stockholders.

Our share ownership is concentrated

Our Company's Management team beneficially owns more than 90% of the Company's voting shares. As a result, Management will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all, or substantially all, of the assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, the chief executive officer may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company's common stock by discouraging third party investors. In addition, the interests of Company Management may not always coincide with the interests of the Company's other stockholders.

We may change our investment policies without further shareholder approval

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified portfolio companies, we are not limited with respect to the minimum standard that any investment company must meet, neither are we limited to the industries in which those portfolio companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

The Company's common stock may be subject to the penny stock rules, which might make it harder for stockholders to sell

As a result of our stock price, our shares are subject to the penny stock rules. Because a "penny stock" is, generally speaking, one selling for less than $5.00 per share, the Company's common stock may be subject to the following rules. The application of these penny stock rules may affect stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in the Company's common stock because of the burdens imposed upon them by the penny stock rules which include but are not limited to:

•
Section 15(g) of the Securities Exchange Act of 1934 and SEC Rules 15g-1 through 15g-6, which impose additional sales practice requirements on broker-dealers who sell Company securities to persons other than established customers and accredited investors.

•	Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.
•
Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

•
Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

•
Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person’s compensation.

Limited regulatory oversight may require potential investors to fend for themselves

The Company has elected to be treated as a BDC under the 1940 Act which makes the Company exempt from some provisions of that statute. The Company is not registered as a broker-dealer or investment advisor because the nature of its proposed activities does not require it to do so; moreover it is not registered as a commodity pool operator under the Commodity Exchange Act, based on its intention not to trade commodities or financial futures. However, the Company is a reporting company under the Securities Exchange Act of 1934. As a result of this limited regulatory oversight, the Company is not subject to certain operating limitations, capital requirements, or reporting obligations that might otherwise apply and investors may be left to fend for themselves.

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

Because many of the Company's portfolio securities will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values

The Company values its portfolio securities at fair value as determined in good faith by the Board of Directors. For privately held securities, and to a lesser extent, for publicly-traded securities, this valuation is more of an art than a science. The Board of Directors may retain an independent valuation firm to aid it on a selective basis in making fair value determinations. The types of factors that may be considered in fair value pricing of an investment include the markets in which the portfolio company does business, comparison of the portfolio company to (other) publicly traded companies, discounted cash flow of the portfolio company, and other relevant factors. Because such valuations are inherently uncertain, may fluctuate during short periods of time, and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, the Company may not be able to dispose of its holdings at a price equal to or greater than the determined fair value. Net asset value could be adversely affected if the determination regarding the fair value of Company investments is materially higher than the values ultimately realized upon the disposal of such securities.

Holding securities of privately held companies may be riskier than holding securities of publicly held companies due to the lack of available public information

The Company will primarily hold securities in privately held companies which may be subject to higher risk than holdings in publicly held companies. Generally, little public information exists about privately held companies, and the Company will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose some or all of the money it invests in these companies. These factors could subject the Company to greater risk than holding securities in publicly traded companies and negatively affect investment returns.

The Company is subject to risks created by the valuation of its portfolio investments

There is typically no public market for equity securities of the small privately held companies in which the Company will invest. As a result, the valuations of the equity securities in the Company’s portfolio are stated at fair value as determined by the good faith estimate of the Company’s Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated value are recorded in the statement of operations as “Change in unrealized appreciation (depreciation) of investments.”

The Company’s portfolio investments are illiquid

Most of the Company’s investments are, and will be, equity securities acquired directly from small companies. The Company’s portfolio of equity securities is, and will usually be, subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Company’s portfolio may adversely affect the ability of the Company to dispose of the securities at times when it may be advantageous for the Company to liquidate investments.

Investing in private companies involves a high degree of risk

The Company will invest a substantial portion of its assets in small, private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential.  Even if the Company’s portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

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

The Company is dependent upon key management personnel for future success

The Company is dependent on the diligence and skill of its senior officers for the selection, structuring, closing and monitoring of its investments. The future success of the Company depends to a significant extent on the continued service and coordination of its senior management. The departure of any of its executive officers could adversely affect the Company’s ability to implement its business strategy. The Company does not maintain key man life insurance on any of its officers or employees.

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

We may be negatively affected by adverse changes in the general economic conditions of the domestic and global markets.

The continued economic crisis and related turmoil in the global financial markets has had and may continue to have an impact on the Company’s portfolio companies and the overall financial condition of the Company. If the current market conditions deteriorate, the Company may suffer losses on its investment portfolio, which could have a material adverse effect on net asset value.

We may experience fluctuations of quarterly and annual operating results

The Company’s quarterly and annual operating results could fluctuate significantly as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets, and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

ITEM 2:      PROPERTIES

Our principal headquarters are located at 135 and 137 Bay Street in Santa Monica, California.  The Company’s executive team and several of our portfolio companies have offices at the two building campuses by the beach.  We pay $7,500 a month for our California campus, which is allocated to our portfolio companies.  We believe these facilities, which are in good physical condition, are adequate for our needs for the next 12 months.

Our corporate headquarters are located at 3651 Lindell Road, Suites D #145-146, Las Vegas, Nevada 89103.  We pay $200 a month for two executive offices and administrative support.

ITEM 3:      LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.

ITEM 4:      [REMOVED AND RESERVED]

N/A.

PART II

ITEM 5:      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

Our Common Stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol: LAST.OB.

HISTORICAL MARKET PRICE DATA

These prices represent prices between broker-dealers and do not include retail markups and markdowns or any commission to broker-dealers.  In addition, these prices may not reflect prices in actual transactions.

Shares of BDCs may trade at a market price that is more or less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. At times, our shares of common stock have traded at a premium to net asset value and at times our shares of common stock have traded at a discount to the net assets attributable to those shares.

The following table sets forth the range of high and low closing sales prices for our Common Stock for the periods indicated and has been adjusted for the 1 for 50 reverse stock split of the Company's common stock which was effective August 31, 2010:

	High	Low

Fiscal Year Ending December 31, 2010

First Quarter	$27.50	$5.00
Second Quarter	$35.00	$5.00
Third Quarter	$5.00	$1.00
Fourth Quarter	$2.50	$1.00

Fiscal Year Ending December 31, 2009

First Quarter	$37.50	$7.50
Second Quarter	$42.50	$5.00
Third Quarter	$37.50	$15.00
Fourth Quarter	$25.00	$5.00

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2010, there were approximately 839 holders of record of our common stock and we had 11,889,399 common shares issued and outstanding.

DIVIDENDS

The Company has not historically paid cash dividends.  The Company does not anticipate paying any cash dividends in the foreseeable future.

OPTIONS

As of December 31, 2010, there are 434 common shares reserved for the exercise of options held by a former management team at an exercise price of $200.00 per share.  The options were granted from the 1997 Plan, which has now been cancelled, and the options expire in 2011.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On November 25, 2008, the board of directors terminated the 1997 Stock Option Plan, the 2004 Stock Option Plan, and the Shared Savings Plan and a Profit Sharing Plan enacted in 2006, each of which is no longer used by the Company and none of which have any outstanding obligations.

On November 25, 2008, the board of directors adopted the Small Cap Strategies, Inc. 2008 Stock Option Plan which designated 9,000 shares of the Company’s common stock to be available for issuance to officers, directors, employees and consultants.  In January 2009, 8,741 shares were issued to consultants pursuant to consulting agreements, leaving a balance of 259 shares available.  No options are outstanding as of December 31, 2010.

The following table summarizes certain information as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available for
Plan category	warrants and rights	options, warrants and rights	future issuance

Equity compensation plans approved
by security holders
1997 Plan	434	$200.00	-
Equity compensation plans not
approved by security holders	-	-	-

Total	434	$200.00	-

In the 1st Quarter of 2010, 6,541 of the shares issued to consultants in January 2009 were turned in and cancelled because of non-performance of duties.
In the 1st Quarter of 2010, the Company cancelled the 2008 Stock Option Plan.
In the 1st Quarter of 2010, the Company established a non-equity incentive Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). The profit sharing plan provides for incentive compensation to the named executive officers based on a stated percentage of net realized capital gains and after reduction for realized and unrealized losses on the investment portfolio. Any profit sharing paid cannot exceed 20% of the Company’s net income, as defined. There have been no accruals for, or contributions to, the Profit Sharing Plan since its inception in 2010.

RECENT SALES OF UNREGISTERED SECURITIES

All shares issued during the first three quarters of 2010 were reported in our Form 10-Qs for those periods.  We had no shares issued in the fourth quarter.

RE-PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not re-purchase any shares during 2010.

ITEM 6:      SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006 and is derived from our audited financial statements.  The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial Statements appearing elsewhere herein and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

	2010	2009	2008	2007	2006

Revenues	$45,000	$-	$5,614	$231,954	$562,146
Administrative expenses	145,631	359,783	154,574	186,244	246,694
Net earnings (loss) from operations	(100,631)	(359,783)	(148,960)	45,710	315,452
Other income (expense)				11,564	-
Earnings (loss) before income taxes
and realized and unrealized gains
and (losses)	(100,631)	(359,783)	(158,960)	57,274	315,452
Net earnings (loss) from operations
available to common stockholders	(100,631)	(343,896)	(148,960)	95,213	315,452
Net realized and unrealized gains
(losses)	8,464,766	(2,045)	(72,680)	(452,532)	183,835
Net increase (decrease) in net
assets from operations	$8,364,135	$(345,941)	$(221,640)	$(357,319)	$499,287
Earnings (loss) per share
basic and diluted	$2.69	$(0.28)	$(0.30)	$(0.63)	$1.11

Balance sheet data:
Investments at fair value	$8,710,548	$723	$5,024	$137,020	$504,564
Cash	374	15,808	928	3,653	326
Total assets	8,728,361	22,782	7,415	180,447	504,890
Total liabilities	313,891	199,897	61,462	18,854	89,375
Net assets (liabilities)	8,414,470	(177,115)	(54,047)	161,593	415,515
Common stock outstanding at
year end	11,889,363	25,703	16,963	14,963	8,963

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

ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Factors that may cause actual results to differ materially from those contemplated by our forward-looking statements include the following:

•	our limited operating history;

•	our ability to successfully compete with other venture capital companies in obtaining attractive portfolio companies;

•	general economic or business conditions may be worse than expected

•	the performance of our portfolio companies may not achieve projected levels;

•	legislative or regulatory changes may adversely affect our business;

•	our operating costs may be greater than expected;

•	we could lose key personnel, or spend a greater amount of resources attracting, retaining and motivating them than we have projected; and

•	our inability to raise additional capital if needed.

We based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. We are under no duty to update any of the forward-looking statements after the date of this filing to conform those statements to actual results. In evaluating these statements, you should consider various factors, including the Risk Factors.

MANAGEMENT’S ANALYSIS OF BUSINESS

Los Angeles Syndicate of Technology, Inc. (“last.vc”) builds technology companies focused on social media, web-based software, and mobile applications. Our goal is to develop businesses that generate capital appreciation and realized gains, and we currently have seven companies in our portfolio. We believe that by developing technology internally and partnering with entrepreneurs at inception, we can generate the highest return and add the most value.

The increasing adoption of social media and the proliferation of smart phones continue to make people more connected, resulting in faster information sharing and the creation of some of the world’s fastest growing companies. Social media companies have exhibited unprecedented growth in the last twelve months – at rates rivaled only by the projections for the industry in the coming years. We focus on developing businesses that exploit these secular shifts.

Our process begins with the sourcing of compelling concepts, which are developed internally or brought to us by entrepreneurs seeking support from the last.vc network. We provide our portfolio companies with the capital to cultivate their product as well as comprehensive support services to reduce costs and accelerate their time to market. Such services include office space and administrative support, marketing and branding, product development and design, legal, finance and accounting, corporate formation and structure, and exposure to additional financing rounds. By offering these services, we enable our network of entrepreneurs to focus on developing their products. This parallel process is vital in the rapidly evolving web-technology industry and results in efficiencies in how companies are built and brought to market.

last.vc operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940.  The application of the BDC structure to early-stage technology venture capital is a unique model that promotes innovation and provides retail investors with access to markets previously unavailable to them. We believe last.vc is the only such company in the market.

LIQUIDITY AND CAPITAL RESOURCES AND CAPITAL EXPENDITURES

At December 31, 2010 and 2009, the Company had current assets of $374 and $15,808; current liabilities of $313,891 and $199,897; a working capital deficit of $313,517 and $184,089 at December 31, 2010 and 2009, respectively.  The Company incurred a loss from operations of $100,631 during the year ended December 31, 2010.  The Company’s only source of cash flow has been from loans from its CEO, management fees, and investments in the Company’s common stock.

The Company is in process of raising funds through private placements of common stock.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

REVENUES

During the years ended December 31, 2010, 2009 and 2008, we had revenues as follows.

	2010	2009	2008

Management income	$45,000	$-	$-
Interest income from cash investments	-	-	5,614
	$45,000	$-	$5,614

Revenues are expected to primarily include management fees from our portfolio companies in the future.  Revenue in 2010 includes management fees from one of the Company's three principal portfolio companies.

EXPENSES

Our general and administrative expenses have ranged from $154,574 in 2008 to $136,910 in 2009 and to $145,631 in 2010 and are summarized as follows.

	2010	2009	2008

Legal, audit and consulting fees	$26,130	$37,493	$36,277
Compensation and benefits	60,000	60,000	60,000
Director fees	2,000	-	-
Transfer agent fees	8,752	3,834	4,306
Rent	30,113	26,327	31,749
Other general and administrative expense	18,636	9,256	22,242
	$145,631	$136,910	$154,574

Legal, audit and consulting fees declined in 2010 from the two earlier years, primarily due to reduced consulting and audit costs.  Audit costs are expected to increase as the Company expands.

Other costs have remained relatively stable during these periods.

The Company’s goal in 2008 and early 2009 had been to acquire an operating oil and gas production and development company.  The Company issued 8,741 shares of its common stock in January 2009 to consultants as a part of its analysis of the acquisition of Xtreme, which were valued at $222,873, based on the trading price of the Company's common stock on that date.

NET REALIZED AND UNREALIZED GAIN (LOSS)

Net realized and unrealized gain (loss) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Realized gains (losses)	$(100)	$(8,994)	$(324,806)
Unrealized gains (losses)	8,464,866	6,949	252,126
	$8,464,766	$(2,045)	$(72,680)

Realized and unrealized gains and losses are a function of the value of investments, either at the end of the year if still held, or when sold.  The net unrealized gain in 2009 and 2008 is primarily from the reversal of previous unrealized losses on securities sold in 2009 and 2008, respectively.  The unrealized gain in 2010 is from unrealized appreciation on three portfolio company investments discussed in Note 4 to the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  See Note 2 to the financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.

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

As a BDC, we are regulated by the 1940 Act. Section 2(a)(41) defines Value as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the Board of Directors (“BOD”). We expect that few, if any, of our portfolio companies will have market quotations, and as such, we expect to rely on market transactions involving our portfolio companies and the fair value determined in good faith by our BOD for the valuation of our portfolio companies. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date.  However, most of the Company’s current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by the BOD and outside professionals as necessary under the Company’s valuation policy. Currently, the valuation policy provides for management’s review of the management teams, financial conditions, and products and services of the portfolio companies. In situations that warrant such an evaluation, an independent business valuation may be obtained.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Not applicable.

ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices.  We are primarily exposed to equity price risk.  The following is a discussion of our equity price risk.

Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies.  The value of our equity securities and our other investments are based on our Board of Directors' good faith determination of their fair value (which is primarily based on our valuation methods discussed in Critical Accounting Policies above).  Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value.  The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SCHEDULES OF FINANCIAL RATIOS

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	25-26

STATEMENTS OF NET ASSETS (LIABILITIES)	27

STATEMENTS OF OPERATIONS	28

STATEMENTS OF CASH FLOWS	29

STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)	30

SCHEDULES OF INVESTMENTS	31-32

NOTES TO FINANCIAL STATEMENTS	33-48

SCHEDULES OF FINANCIAL RATIOS	49

Report of Independent Registered Public Accounting Firm

Board of Directors
Los Angeles Syndicate of Technology, Inc.
Las Vegas, Nevada

We have audited the accompanying Statements of Net Assets of Los Angeles Syndicate of Technology, Inc. (the “Company”) at December 31, 2010, including the schedule of investments as of December 31, 2010, and the related statements of operations, cash flows, changes in net assets (liabilities) and financial highlights for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Syndicate of Technology, Inc. as of December 31, 2010, and the results of its operations, its cash flows and changes in Net Assets and its financial highlights for the above referenced period in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Los Angeles Syndicate of Technology, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company will need to raise capital through sales of Company stock to provide sufficient cash flow to fund the Company’s operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

  /s/ Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
April 7, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors
Small Cap Strategies, Inc.
Las Vegas, Nevada

We have audited the accompanying statement of net liabilities of Small Cap Strategies, Inc. (name changed to Los Angeles Syndicate of Technology, Inc. on September 24, 2010) (the “Company”) at December 31, 2009, including the schedule of investments as of December 31, 2009, and the related statements of operations, cash flows, changes in net assets (liabilities) and financial highlights for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Syndicate of Technology, Inc., (formerly Small Cap Strategies, Inc.) as of December 31, 2009, and the results of its operations, its cash flows and changes in net assets (liabilities) and its financial highlights for the above referenced periods in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 3 to the financial statements, management has determined that the Company is a business development company (BDC) and has returned to the accounting and reporting requirements of the Investment Company Act of 1940. Therefore, the financial statements for 2008 have been restated to conform to the BDC format.

The accompanying financial statements have been prepared assuming that Los Angeles Syndicate of Technology, Inc. (formerly Small Cap Strategies, Inc.) will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had plans to acquire Xtreme Oil & Gas, Inc. and utilize funds from its operations to fund the Company’s financial commitments.  The Company has abandoned attempts to complete the acquisition and has determined to become a Business Development Company to provide sufficient cash flow to fund the Company’s operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

  /s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
April 12, 2010

Los Angeles Syndicate of Technology, Inc.
Statements of Net Assets (Liabilities)
As of December 31, 2010 and 2009

	2010	2009

ASSETS
Investments in portfolio companies:
Controlled (cost $244,959 at December 31, 2010)	$8,709,974	$-
Non-controlled (cost $393 at December 31, 2010 and 2009)	574	723
Total investments	8,710,548	723
Cash and cash equivalents	374	15,808
Office equipment, net	12,839	6,251
Deposit	4,600	-
TOTAL ASSETS	8,728,361	22,782

LIABILITIES
Accounts payable	2,029	-
Amounts due related parties	311,862	199,897
TOTAL LIABILITIES	313,891	199,897
NET ASSETS (LIABILITIES)	$8,414,470	$(177,115)

Commitments and contingencies (Note 9)

COMPOSITION OF NET ASSETS (LIABILITIES)
Common stock, $.001 par value, 100,000,000 shares authorized;
11,889,363 and 25,703 shares issued and outstanding at
December 31, 2010 and 2009, respectively	$11,888	$26
Additional paid in capital	3,080,263	2,849,925
Stock subscription receivable	(14,750)	-
Accumulated deficit:
Accumulated net operating loss	(2,784,275)	(2,683,644)
Net realized loss on investments	(343,852)	(343,752)
Net unrealized appreciation (depreciation) of investments	8,465,196	330
NET ASSETS (LIABILITIES)	$8,414,470	$(177,115)
NET ASSET (LIABILITY) VALUE PER SHARE	$0.71	$(0.14)

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Statements of Operations
Three Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Management income	$45,000	$-	$-
Interest income from cash investments	-	-	5,614
Total income	45,000	-	5,614
Costs and Expenses:
Legal, audit and consulting fees	26,130	37,493	36,277
Compensation and benefits	60,000	60,000	60,000
Non-cash compensation	-	222,873	-
Director fees	2,000	-	-
Transfer agent fees	8,752	3,834	4,306
Rent	30,113	26,327	31,749
Other general and administrative expenses	18,636	9,256	22,242
	145,631	359,783	154,574
Earnings (loss) before income taxes	(100,631)	(359,783)	(148,960)
Income tax benefits	-	(15,887)	-
Net earnings (loss) from operations	(100,631)	(343,896)	(148,960)
Net realized and unrealized gain (loss):
Net realized loss on investments, net of
income tax benefit of $0 for 2010,
2009 and 2008, respectively	(100)	(8,994)	(324,806)
Change in unrealized appreciation (deprec-
iation) of investments, net of deferred
tax expense of $0 in 2010,
2009 and 2008, respectively	8,464,866	6,949	252,126
Net increase (decrease) in net assets
from operations	$8,364,135	$(345,941)	$(221,640)

Net increase (decrease) in net assets
from operations per share:
Basic and diluted	$2.69	$(13.53)	$(13.88)
Weighted average shares outstanding:
Basic and diluted	3,114,113	25,559	15,968

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Statements of Cash Flows
Three Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net increase (decrease) in net assets from operations
applicable to common stock	$8,364,135	$(345,941)	$(221,640)
Adjustments to reconcile net increase (decrease) in
net assets from operations to net cash used in
operating activities:
Change in unrealized (appreciation) depreciation
of investments in portfolio companies	(8,464,866)	(6,949)	(252,126)
Net realized loss on investments in portfolio companies	100	8,994	324,806
Depreciation	2,430	755	372
Common stock issued for services	-	222,873	-
Increase in income tax refund receivable	-	-	37,939
(Increase) in deposits	(4,600)
IRS refund paid to related party	-	(15,887)	-
Increase (decrease) in accounts payable	2,029	-	(4,813)
Increase in amounts due related parties	171,477	154,322	53,421
Net cash provided by (used) in operating activities	70,705	18,167	(62,041)
Cash flows from investing activities:
Cash payments made for investment acquisitions	(97,571)	-	-
Proceeds from sale of investments in portfolio companies	-	2,256	59,316
Purchase of office equipment	(9,018)	(5,543)	-
Net cash provided by (used) in investing activities	(106,589)	(3,287)	59,316
Cash flows from financing activities:
Proceeds from sale of common stock	20,450	-	-
Net cash provided by financing activities	20,450	-	-
Net increase (decrease) in cash and cash equivalents	(15,434)	14,880	(2,725)
Cash and cash equivalents, beginning of period	15,808	928	3,653
Cash and cash equivalents, end of period	$374	$15,808	$928

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for:
Amounts due CEO	77,000	-	6,000
Investments in portfolio companies	130,000	-	-
Convertible note payable issued to CEO for amounts
due him	-	133,807	-

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Statements of Changes in Net Assets (Liabilities)
Three Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Changes in net assets from operations:
Net earnings (loss) from operations
available to common stock	$(100,631)	$(343,896)	$(148,960)
Net realized loss on sale of investments, net	(100)	(8,994)	(324,806)
Change in net unrealized appreciation (depreciation)
of investments, net	8,464,866	6,949	252,126
Net increase (decrease) in net assets from operations	8,364,135	(345,941)	(221,640)

Capital stock transactions:
Common stock issued for:	-	-	-
Cash	20,450	-	-
Investments in portfolio companies	130,000	-	-
Amounts due to CEO	77,000	-	6,000
Services	-	222,873	-
Net increase (decrease) in net assets from stock transactions	227,450	222,873	6,000
Net increase (decrease) in net assets	8,591,585	(123,068)	(215,640)
Net assets (liabilities), beginning of period	(177,115)	(54,047)	161,593
Net assets (liabilities), end of period	$8,414,470	$(177,115)	$(54,047)

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
December 31, 2010

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:
100.00%	3Q 2010	Clowd, Inc.	65,000	65,000
62.62%	3Q 2010	Stockr, Inc.	52,458	2,661,455
63.99%	3Q 2010	Virurl, Inc.	19,477	2,887,440
49.69%	3Q 2010	Sanguine Biosciences, Inc.	20,450	20,450
50.00%	3Q 2010	Stocktown Productions, Inc.	10,504	10,504
97.80%	3Q 2010	LottoPals, Inc.	11,945	3,000,000
100.00%	3Q 2010	Bay Street Advisors, Inc.	65,125	65,125
			244,959	8,709,974

Investments in non-controlled portfolio companies-miscellaneous			393	574
		Total investments	$245,352	8,710,548
		Cash and other assets, less liabilities		(296,078)
		Net asset value at December 31, 2010		$8,414,470

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

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1:     GENERAL ORGANIZATION AND BUSINESS

Los Angeles Syndicate of Technology, Inc. (“last.vc”) builds technology companies focused on social media, web-based software, and mobile applications. Our goal is to develop businesses that generate capital appreciation and realized gains, and we currently have seven companies in our portfolio. We believe that by developing technology internally and partnering with entrepreneurs at inception, we can generate the highest return and add the most value.

The increasing adoption of social media and the proliferation of smart phones continue to make people more connected, resulting in faster information sharing and the creation of some of the world’s fastest growing companies. Social media companies have exhibited unprecedented growth in the last twelve months – at rates rivaled only by the projections for the industry in the coming years. We focus on developing businesses that exploit these secular shifts.

Our process begins with the sourcing of compelling concepts, which are developed internally or brought to us by entrepreneurs seeking support from the last.vc network. We provide our portfolio companies with the capital to cultivate their product as well as comprehensive support services to reduce costs and accelerate their time to market. Such services include office space, managerial assistance, marketing and branding, product development and design, legal, finance and accounting, corporate formation and structure, and exposure to additional financing rounds. By offering these services, we enable our network of entrepreneurs to focus on developing their products. This parallel process is vital in the rapidly evolving web-technology industry and results in efficiencies in how companies are built and brought to market.

last.vc operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the "1940 Act").  The application of the BDC structure to early-stage technology venture capital is a unique model that promotes innovation and provides retail investors with access to markets previously unavailable to them. We believe last.vc is the only such company in the market.

Our stock is publicly listed on the OTCBB and OTCQB markets under the symbol “LAST”.

Market Opportunity

The web and mobile technology industry is a rapidly growing sector of the U.S. economy, and companies building social media applications have grown their user bases and revenues at unprecedented rates over the last 24 months. Companies that didn’t exist two years ago now command valuations in the tens of billions of dollars, and more established businesses have seen their valuations swell by multiples of what they were only twelve months ago. We believe that an attractive opportunity exists for a public investment company focused on building a portfolio of early-stage technology companies, and key elements of our opportunity include:

•
Global adoption of Internet infrastructure and the proliferation of mobile technology. The cost of Internet access continues to decline, facilitating an increasing number of Internet users and driving up time spent online. This trend is magnified by the proliferation of smartphones and mobile technology, resulting in users with perpetual access to the Internet. As the Internet becomes more accessible, more data is being transmitted online, requiring evolving applications and businesses to manage this flow of information.

•
Dramatic shifts in the way people share and consume information. The growing usage and availability of the Internet results in an increasing number of human connections. As more people are connected, an increasing volume of information is being shared. The benefits of this information flow manifest themselves in more ways than simply interacting with friends, and the Internet is becoming an increasingly important tool in businesses’ marketing programs. Connectivity among humans, when harnessed by businesses, can drive marketing costs down to virtually zero. We believe that as more consumption occurs on the Internet, more mediums of efficiently disseminating information are required. This secular shift creates vast opportunities for companies creating and investing in these technologies.

•
Declining costs to build web- and mobile-based technology. The cost of starting and operating an Internet-based business has dramatically declined over the last decade as a result of dropping hardware costs and maturing open-source software. This decline has resulted in a shift in the capabilities web technology founders look for in a partner. Increasingly, entrepreneurs are valuing business support, brand connections, marketing and product support over the level of funding available from a partner. This adaptation creates a large and growing opportunity for web-technology incubators providing comprehensive support services to entrepreneurs.

•
Increasing focus on web-based technology companies by the capital market. The explosive growth of social media companies has attracted significant capital from investors. Approximately 50 technology companies founded in the last seven years have raised over $100 million of funding, and in aggregate, ten of the most popular web companies have raised close to $6 billion. These investments, coupled with recent and impending IPOs, demonstrate the growing appetite for investments in web-based technology companies. As builders of technology businesses, we benefit from this heightened desire for social media investments through greater subsequent financing and sale opportunities for our portfolio companies.

Our Business Strategy

Our goal is to build and invest in web and mobile technology companies that will generate capital appreciation and realized gains. We invest up to $500,000 per portfolio company, and believe that by developing technology internally and partnering with entrepreneurs at inception, we can generate the highest return and add the most value. The following are key elements of our strategy:

•
Guide our portfolio companies through the challenges of early development.  We provide portfolio companies with the capital to cultivate their product and grow into profitability. Beyond capital support, last.vc reduces costs and time to market through managerial assistance, marketing resources, and technological collaboration. As the companies mature, we prepare them for subsequent financing rounds or other liquidity events by providing strategic guidance, legal and accounting resources, and access to the capital markets

•
Apply a structured investment process to our deployment of capital. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend. By investing in the earliest stages of our companies’ lifecycle we are able to generate significant returns with minimal capital investment. Capital is deployed based on pre-determined development milestones, with a maximum investment of $500,000 per portfolio company. The last.vc diligence process includes both qualitative and quantitative analyses, and input from our network constituents to determine the value proposition, viability and defensibility of each business.

•
Create a network of entrepreneurs who are incentivized to collaborate.  Once part of the last.vc syndicate, entrepreneurs with whom we’ve partnered are offered equity interests in last.vc. As a result, each network constituent has a financial interest in the success of both their company and of last.vc as a whole. This shared ownership structure incentivizes every member of our network to collaborate. As more members are connected, an increasing amount of information is shared, and the value of the network grows. New concepts are developed at a more rapid pace, potential investments can be vetted by a larger audience, technical challenges can be solved by a wider support base, and increased productivity will reduce costs and drive efficiencies in how our companies are built.

•
Build a diverse portfolio of innovative and dynamic technology companies. The low capital investment requirements of our target industries, coupled with the short development timeline of technology companies, enable us to spread our capital base across a wide spectrum of investments. Some companies will achieve positive cash flow, some will require further capital, and some will fail. Through the construction of a diverse portfolio we believe we will mitigate risk and enhance the value of our network

History

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

On March 7, 2006 the Company filed a notification under Form N54a with the SEC indicating our election to be regulated as a BDC under the 1940 Act.

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

The Company currently operates as an internally managed closed-end non-diversified BDC.

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

GOING CONCERN

At December 31, 2010 and 2009, the Company had current assets of $374 and $15,808; current liabilities of $313,891 and $199,897; a working capital deficit of $313,517 and $184,089 at December 31, 2010 and 2009, respectively.  The Company incurred a loss from operations of $100,631 during the year ended December 31, 2010.  The Company’s only sources of cash flow has been from loans from its CEO, management fees, and proceeds from sales of common stock

The Company is in process of raising funds through private placements of common stock.

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

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)
The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At December 31, 2010, 2009 and 2008, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

Valuation of Investments (as an Investment Company)
As a BDC, we are regulated by the 1940 Act. Section 2(a)(41) defines Value as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the Board of Directors (“BOD”). We expect that few, if any, of our portfolio companies will have market quotations, and as such, we expect to rely on market transactions involving our portfolio companies and the fair value determined in good faith by our BOD for the valuation of our portfolio companies. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date.  However, some of the Company’s current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by the BOD and outside professionals as necessary under the Company’s valuation policy. Currently, the valuation policy provides for management’s review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

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

As of December 31, 2010 and 2009, the Company had no accrued interest or penalties relating to any tax obligations.  The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception.  The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fair Value of Financial Instruments

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2010 and 2009.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of December 31, 2010, 2009 and 2008, there were options outstanding for 434 shares from the 1997 Plan.  These options expire in 2011.

Concentration of Credit Risk

Cash is maintained at financial institutions.  The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000.  At times, cash balances may exceed the FDIC insurance limit of $250,000.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  At March 31, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Net loss originally reported	$(222,314)
Adjustments:
Unrealized appreciation (depreciation) of investments	674
$(221,640)

Net decrease in net assets from operations per share,
basic and diluted
Originally reported	$(13.92)
As adjusted	$(13.88)

NOTE 4:     INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at December 31, 2010 and 2009, the valuation of which are primarily based on Level 2 inputs:

	2010	2009

Cost	$245,352	$393
Unrealized appreciation	8,465,196	330
	$8,710,548	$723

We follow Accounting Standards Codification (‘‘ASC’’) Topic 820 — Fair Value Measurements and Disclosures (“Topic 820”) for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Our fair value analysis includes an analysis of recent capital transactions with unrelated investors, the future cash flow projections of our investments, value of intellectual property and other proprietary assets. Financial investments recorded at fair value in the Company’s financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

Level 1:                 Inputs are unadjusted, quoted prices in active markets for identical financial instruments at the measurement date.

Level 2:                 Inputs include quoted prices for similar financial instruments in active markets and inputs that are observable for the financial instruments, either directly or indirectly. Level 2 inputs also include inputs, other than quoted prices, that are observable for the asset or liability being valued, either directly or indirectly.

Level 3:                 Inputs include unobservable inputs for the asset or liability. The inputs into the determination of fair value are based upon the best information available and require management judgment.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010
Assets:
Portfolio company securities	$8,710,548	$574	$8,709,974	$-

December 31, 2009
Assets:
Portfolio company securities	$723	$723	$-	$-
The following section describes the types of inputs we use for levels 2 and 3 within the fair value hierarchy in which the investment is categorized, and the valuation techniques we use to measure the fair value of our investments.

Level 2 inputs we use include the terms of recent capital transactions with unrelated investors, financial statement metrics of comparable companies, and nonfinancial-statement metrics of comparable companies.

Level 3 inputs we use include the projected cash flows of our investments, applicable discount rates, the value of developed intellectual property, the value of the domain name and other proprietary assets.

The FASB provides guidance on the determination of fair value. Accounting Standards Codification Topic 820 establishes a framework for measuring fair value that includes three distinct valuation techniques, (i) the Market Approach, (ii) the Income Approach and (iii) the Cost Approach. There is no single standard for determining fair value in good faith under any of these approaches, and as a result, determining fair value requires judgment be applied to the facts and circumstances of each of our portfolio investments. Topic 820 notes that in some cases the use of multiple valuation techniques will be appropriate. Under such circumstances, Topic 820 recommends that the results of the various techniques be evaluated and weighted appropriately. For investments where multiple valuation techniques are used to measure fair value, management evaluates and weights the results, considering the reasonableness of the range indicated by those results.

Following are descriptions of each technique and how we apply them to our portfolio companies.

•
Market Approach.  The market approach uses prices and other relevant information generated by market transactions involving our portfolio companies, or identical or comparable assets or liabilities. Common applications of this approach include our use of the valuation implied by market transactions in our portfolio companies by unrelated investors and market multiples derived from a set of comparable companies. When determining fair value under the Market Approach, we often draw from the terms of recent capital transactions with unrelated investors.

•
Income Approach. The income approach incorporates estimates of future cash flows or earnings and discounts them to a single present value based on current market expectations. Under the Income Approach we apply two discounted cash flow (“DCF”) methods to derive estimates of fair value.

•
Asset Approach. The asset approach is based on the replacement cost of an asset. When applying this approach, we consider the cost to a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

As an investment company, the Company will invest in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market.

We expect that the majority of our investments will continue to be recorded at fair value based on Level 2 and Level 3 inputs and values determined in good faith by our Board of Directors utilizing the input of our management and advisory board. With respect to investments for which market quotations are not readily available, we undertake a disciplined valuation process on a quarterly basis, which is detailed below.

1.
Management considers which fair value techniques are applicable based on the type of investment being valued. If applying the asset approach, our management team aggregates the costs spent to develop the business and estimates the current cost to replicate such technology by another party. Under the market approach, our management team considers all transactions involving the portfolio company, as well as examine the current valuation levels of comparable investments. When applying the income approach, our management team develops cash flow forecasts and utilizes various discounted cash flow valuation techniques to approximate fair value. Management evaluates and weights the resulting valuations, considering the reasonableness of the range indicated by those results.

2.	Preliminary valuation conclusions are discussed with the BOD and subsequently discussed with members of our advisory board.

3.	The BOD considers the proposed valuations and determines the value of our portfolio companies in good faith based on the input of our management team and our advisory board.

We will record unrealized depreciation on investments when we believe that an investment has decreased in value or if the collection of a loan is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

At December 31, 2010, approximately 99% of our assets represented investments in portfolio companies recorded at fair value, as determined by our BOD. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table is the schedule of our controlled investments as of December 31, 2010.

Company	Industry	Sub-Industry	% Owned	Market Value
Virurl, Inc.	Web-based tech	Advertising	63.99%	$2,887,440
Stockr, Inc.	Web-based tech	Financial Services	62.62%	$2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	97.80%	$3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	100.00%	$65,000
Sanguine Biosciences, Inc.	Biotechnology	Life Science	49.69%	$20,450
StockTown Productions, Inc.	Creative Arts	Productions	50.00%	$10,504
Bay Street Advisors, Inc.	Services	Consulting	100.00%	$65,125
				$8,709,974

The following are descriptions of our portfolio companies.

1)	Virurl, Inc – virurl.com (beta)

Virurl, Inc. (“Virurl”), is an online advertising platform that allows advertisers to pay people to share links with their friends.

The current infrastructure of online advertising is designed for an Internet where websites are the primary brokers of online traffic. But the web has changed. People, not websites, now dictate which links are followed.  Each day, millions of people share interesting links with their friends via email, Facebook and Twitter. By creating a forum where users are paid for sharing links, the VIRURL platform empowers content creators and advertisers to tap the organic social networks of the web to drive traffic to their sites. This type of social recommendation is the most explosive method for driving traffic to websites, but content publishers currently have no way to harness this power. VIRURL solves this problem. Virurl is a “human-powered” advertising engine, enabling users to monetize what they are already doing - sharing links with their friends.

2)	Clowd, Inc. – clowd.com (stealth)

Clowd, Inc. (“Clowd”) is a communication platform that connects users based on location, not on who they know or follow. Clowd enables users to engage with those nearby from their phone to see the conversations happening at that moment. From nearby conversations among conference attendees to mobilized groups in distant countries, Clowd helps you connect with similar people in unfamiliar environments.

Clowd uses location as context to suggest that you may have something in common with people around you, facilitating new friendships and enabling users to create, find and follow the action. By leveraging the proliferation of GPS-enabled smartphones, users are provided a window into anywhere in the world.

Clowd is a new platform, where online communication meets ones physical reality

3)	Stockr, Inc. – stockr.com (stealth)

Stockr, Inc. (“Stockr”) is a social platform for the stock market.  Stockr connects to every major brokerage firm in the United States, enabling users to see and discuss which stocks other users are trading in real-time. Users are empowered to exchange trading ideas, track the trades of those within their network, and gauge their investment performance relative to the Stockr community. Stockr embraces the social element of investing, and brings identity and transparency to an otherwise anonymous environment, unveiling a new layer of market information.

Investing is more social than scientific.  For most people, investment ideas come from close friends and trusted advisors, not complex charts and granular reports.  Existing platforms fail to address this, focusing on the statistics behind the trades, not the people.  By connecting people directly to each other, technology companies have been decentralizing information and disrupting a myriad of established industries. Stockr is doing this for the investment community.

4)	LottoPals, Inc. – lottopals.com (stealth)

LottoPals, Inc. (“LottoPals”) is developing web and mobile applications to allow people to play state lotteries with their friends online. Every week, millions of people play the lottery, both individually and by forming pools with friends, family and coworkers. LottoPals is bringing the lottery online, making the experience more convenient and fun.

The United States has a $60 billion lottery industry, almost entirely ignored by web and mobile technology. By connecting to Facebook, LottoPals makes it easy to pool with friends, increasing the chances of winning while reducing the cost to play. LottoPals eliminates the effort of purchasing, storing and monitoring physical lottery tickets, making it more convenient to play. It also makes playing the lottery more engaging.  If one friend wins, everybody wins, motivating users to invite more friends and play more often.

5)	Sanguine Biosciences, Inc. – sanguinebio.com (live)

Sanguine BioSciences provides highly viable primary human cells and tissues to the academic and industrial life science research community. The product offering spans customers’ needs mainly in the In Vitro Research & Development stage of Drug Development. The organization hold proprietary cryopreservation technology that allows for >90% post-thaw viability of primary human cells and tissues. Sanguine’s vision is to develop into the global leader in high quality cells and tissues for life science research and development.

6)	Stocktown Productions, Inc. – stocktownproductions.com (live)

Stocktown Productions is a creative production company based in Santa Monica, California, specializing in video, animation and visual effects. In addition to video production, we provide webdesign, photography and graphic design work- bringing an original style and cutting-edge concept to each of our projects.

7)	Bay Street Advisors, Inc.
Bay Street Advisors is a strategic advisory firm based in Santa Monica, California that provides consulting and business development services to emerging web technology companies.  last.vc acquired 100% ownership of Bay Street Advisors on September 7, 2010 in exchange for shares of last.vc common stock valued at $65,000.

NOTE 5:      COMPOSITION OF NET ASSETS (LIABILITIES) - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001.  Each share has one voting right.  There are 11,889,399 and 25,703 common shares issued and outstanding at December 31, 2010 and 2009, respectively.

Effective August 31, 2010, pursuant to shareholder consent, the Company completed a 1 for 50 reverse stock split.  All share transactions disclosed in the financial statements have been restated to give effect to the change.

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

On September 27th, 2010 the Company entered into restricted share purchase agreements to offer restricted shares of the Company’s common stock for $.02 per share.  The Company issued 11,510,000 shares to the CEO and 21 other individuals that had been engaged to join last.vc as executive officers, advisors, and consultants.  The share purchase agreements contain a one year lock on the transfer of the shares and a 36 month vesting and repurchase provision that allows the Company to repurchase unvested shares at cost should an individual break the terms of their engagement agreement.

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

At December 31, 2010 and December 31, 2009, the Company owed its CEO $311,862 and $159,897, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at December 31, 2010 and December 31, 2009 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.50 per share or NAV per share, whichever is greater (188,460 shares at December 31, 2010).  NAV at December 31, 2010 is $0.71 per share.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight, Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

At December 31, 2009, the Company had received advances from Xtreme and owed $40,000, which was included in due to related parties.  As a part of the transaction discussed above, the Company's CEO acquired the obligation owed to Xtreme.

On May 10, 2010, Knight, Inc., pursuant to an Asset Purchase Agreement, sold $40,000 of receivables due to Knight by the Company to an unaffiliated third party for $40,000 in cash and other mutually agreed upon consideration.  This transaction was later cancelled in the 3rd Quarter of 2010.

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

NOTE 7:     PROVISION FOR INCOME TAXES

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows.

	2010	2009	2008

Tax expense (benefit) computed at statutory rate	$2,843,800	$(123,000)	$(75,400)
Effect of permanent differences	(9,200)	9,913	(800)
Increase in valuation allowance	(2,834,600)	97,200	76,200

Income tax benefit	$-	$(15,887)	$-

As of December 31, 2010, the Company has approximately $70,000 of capital loss available to offset future capital gains, which expire through the year 2014.  At December 31, 2010, the Company had approximately $783,000 of net operating loss available to offset future taxable income for years through 2030.  The Company filed a net operating loss carryback with $81,284 of its 2008 tax loss to 2006 and received a refund of $15,887, which was included in the 2009 statement of operations when received.  The book basis of investments exceeds the tax basis by $8,465,196.

At December 31, 2010 and 2009, significant components of the Company’s deferred tax assets are summarized below.

	2010	2009

Deferred tax assets (liabilities):
Net capital loss carryforward	$24,000	$26,800
Net operating loss carryforward	266,300	258,200
Investments	(2,878,000)	100
Accrued expenses	40,800	-
Fixed assets	(2,600)	-
Net deferred tax assets (liabilities)	(2,549,500)	285,100
Less valuation allowance	2,549,500	(285,100)
Total deferred tax assets	-	-

NOTE 8:     STOCK OPTION AND EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

On November 25, 2008, the Company established the 2008 Stock Option Plan (the “Plan”).  The Plan registered via an S8 registration statement up to 9,000 shares of common stock to be issued to qualified recipients.  Eligible participants in the Plan were key employees, non-employee directors, and consultants of the Company and its subsidiaries, whether or not members of the Board, as the Committee, in its sole discretion, may designate from time to time.  The Committee considered such factors as it deemed pertinent in selecting participants and in determining the types and amounts of their respective awards.  In January 2009, 8,741 shares were issued pursuant to compensation agreements, primarily with consultants.  The Board of Directors terminated the 2008 Plan on November 16, 2009.

In connection with the Company's acquisition of The Sarasota Group, Inc., a former subsidiary, in 2001, the Company renegotiated the stock options previously granted to former members of management.  These options for 434 shares are fully vested, expire in 2011 and are exercisable at $200.00 per share, the adjusted closing bid price of the Company's common stock on the date of grant.  These options were granted under the 1997 Stock Option Plan which was terminated by the Board of Directors on November 16,2009.

EXECUTIVE COMPENSATION PLAN

Effective July 20, 2010, pursuant to a majority consent of shareholders and the unanimous consent of the board of directors, the executive compensation plan which provides executive compensation in the range of $5,000 to $20,000 per month for the chief executive officer, chief financial officer, chief investment officer, chief technology officer and chief operations officer and provides for an executive profit sharing plan of 20% of the Company's net income after taxes was approved.

NOTE 9:     COMMITMENTS AND CONTINGENCIES

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis.  Our chief executive officer is providing the space at minimal cost.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California at a cost of $30,113 and $26,327 in 2010 and 2009, respectively.

The Company maintains an office on a month-to-month basis for its portfolio companies at 137 Bay Street, Santa Monica, California.  The cost is all charged to the portfolio companies.

Los Angeles Syndicate of Technology, Inc.
Financial Highlights
Four Years Ended December 31, 2010, 2009, 2008, and 2007

	2010	2009	2008	2007
Per share information:
Net asset (liability) value, beginning of period	$(0.14)	$(0.07)	$0.24	$1.07
Net increase (decrease) from operations	(0.03)	(0.28)	(0.20)	0.17
Net change in realized and unrealized appreciation
(depreciation) on investments	2.72	(0.00)	(0.10)	(0.79)
Net increase (decrease) from stock transactions (1)	(1.83)	0.21	(0.00)	(0.21)
Net asset (liability) value, end of period	$0.71	$(0.14)	$(0.07)	$0.24

Per share market value:
Beginning of period	$5.00	$22.00	$8.50	$80.00
End of period	2.50	5.00	22.00	8.50
Investment return, based on market price at
beginning of period	-50%	-77%	159%	-89%

Ratios/supplemental data:
Net assets (liabilities) end of period	$8,414,470	$(177,115)	$(54,047)	$161,593
Average net assets (liabilities)	2,363,049	(117,244)	(41,665)	268,674

Ratio of expenses to average net assets (liabilities)	6.2%	-306.9%	-371.0%	65.0%
Ratio of increase (decrease) in net assets (liabilities) from
operations to average net assets (liabilities)	-4.3%	295.1%	532.0%	-133.0%

Weighted average number of shares outstanding:
Basic and diluted	3,114,113	25,559	15,968	12,595

Number of shares outstanding, end of period	11,889,363	25,703	16,963	14,963

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  Management concluded that the Company’s internal control policies were effective.

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

ITEM 9B:      OTHER INFORMATION

None.

PART III

ITEM 10:      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2010. There are no family relationships between the officers and directors.  A summary of the background and experience of each of these individuals immediately follows the table.

NAME	AGE	POSITION	OFFICER OR DIRECTOR SINCE
Bryce Knight	27	Chairman and Chief Executive Officer	2005
James Jago	28	Chief Financial Officer	2010
Timothy Symington	28	Chief Investment Officer	2010
Aaron Moore	34	Chief Operating Officer	2010
Brendon Crawford	28	Chief Technology Officer	2010
Paul Johnson	65	Independent Director	2005

Bryce Knight. Bryce serves as last.vc’s Chairman and Chief Executive Officer, and serves on the investment council.

Prior to leading last.vc, Bryce served as the Chief Financial Officer of Global Beverage Solutions, Inc. (GBVS.OB), a publicly traded investment company that invested in the beverage industry. While Bryce was with Global, the company’s market capitalization increased over 320%, equal to $28 million in market value, as multiple portfolio companies introduced new products to the national market.

Bryce founded Knight Inc., a boutique venture capital and corporate strategy firm that provides early-stage capital and business development services to private and small-cap public companies.  Knight Inc. provides financial and advisory services, with a specialty in structuring publicly traded closed-end investment companies governed under the Investment Company Act of 1940.

Bryce has served as an officer or senior advisor to several publicly traded companies, specializing in investment management, corporate structure, business development, and SEC compliance.

Bryce graduated Magna Cum Laude with an M.B.A. and B.A. in Business from Bellarmine University, Rubel School of Business.

James Jago, CFA. James is the Company’s Chief Financial Officer and serves on the investment council. James controls last.vc’s financial reporting and oversees our fixed income investments. Before joining last.vc, James worked at Pangaea Asset Management, a boutique investment firm with approximately $1 billion of assets under management. He was responsible for managing a $150 million portfolio of 50 companies, and for underwriting new transactions. During his time at Pangaea, James underwrote investment commitments aggregating over $400 million across a wide spectrum of transaction types and industries.

Before working at Pangaea, James worked at Merrill Lynch Capital where he was responsible for the oversight of a $500 million loan portfolio composed of both asset-based and cash-flow based loans. Prior to working at Merrill Lynch Capital, James was a consultant providing consulting services spanning internal audit, credit risk, and financial reporting capacities.

James is a CFA charterholder and graduated with honors from the A.B. Freeman School of Business at Tulane University with a Bachelors of Science in Management.

Timothy Symington.   Tim serves as the Company’s Chief Investment Officer and serves on the investment council. He is responsible for managing and monitoring the development of the company’s investment portfolio.

Tim is a successful web entrepreneur that has founded several technology companies starting in 2004 when he successfully built and sold a web-advertising platform, after having grown it to over 90,000 publishers in under six months of operation.

Tim founded and was Chief Architect for Clowd, Inc., which was acquired by last.vc in 2010. While at Clowd, he designed the algorithms and infrastructure for measuring knowledge and influence amongst humans, for use in the search and advertising verticals.

Tim has held strategic roles in many web technology firms; most recently with Titan Gaming, who recently acquired XFire.com, the largest online gaming portal in the world.

Aaron Moore.  Aaron serves as the Company’s Chief Operating Officer and Chief Compliance Officer for last.vc.  He oversees the operations of our portfolio companies and reviews and evaluates compliance issues and legal concerns within the organization

Prior to last.vc, Aaron worked in the IP Licensing and Technology group at Gray Cary, a law firm with a culture and focus of working with Silicon Valley entrepreneurs. At Gray Cary, Aaron identified a need for technological innovation in the litigation support industry.

As email became the primary mode of corporate communication, attorneys needed practical ways to review vast quantities of electronic data.

Aaron left Gray Cary in 2003 to pursue this opportunity, and spent the next several years working with several different startups that were focused on selling electronic discovery software and services to large law firms and Fortune 500 companies. Aaron became a nationally recognized figure in the electronic discovery industry, and he worked on some of the largest and most historically relevant cases of the last decade.

Aaron received his JD from the UCLA School of Law and his undergraduate degree from U.C. Berkeley.

Brendon Crawford. Brendon serves as the Company’s Chief Technology Officer and oversees the development of our portfolio companies. Brendon has 15 years of engineering and management experience in enterprise web software, and has completed over 60 product launches, with an emphasis on the finance, entertainment, and green/eco sectors. Brendon has an extensive background in distributed computing, data-mining, and solving unique scalability problems for the web. Brendon has successfully managed development teams both large and small, applying a firm understanding of product development cycles and effective communication.

Brendon has experience working with a wide spectrum of companies including: Disney / ABC, Paramount Pictures, Sun Microsystems, MySpace Music, and Chase Credit Card Systems.

Lee Fentress. Lee serves as a Vice President of the Company and oversees communications for last.vc, as well as for our portfolio companies. With a background in media sales and business development, Lee comes to last.vc with an expertise in cross-platform branding, advertising, and public relations.

Prior to joining last.vc, Lee worked as an Advance Associate for the White House, traveling both domestically and internationally for the President, the Vice President and the First Lady. Prior to working at the White House, Lee worked in various media positions spanning the print (Sports Illustrated), online (AOL / SI.com), and television (CBS) mediums. Lee also oversaw the Filmed Entertainment Unit of the web-based advertising agency, “Spot Runner”.

Lee earned his Bachelor of Arts from Washington and Lee University.

Paul Johnson. Paul serves as the Independent Director for the Company. He specializes in designing and directing the implementation of new and innovative business strategies and in recruiting the best talent to develop and grow businesses. Over the past 20 years his companies have created major innovations in rapid business development strategies, knowledge management, and software interface design.

In addition, Paul serves as an executive consultant to several developing companies in the Dallas/Ft. Worth, Texas area. Paul is an active participant in strategic planning and business development in each of these companies. Over the past 15 years he has founded seven technology-related companies, the largest of which was Multimedia Learning, Inc. (ranked 154th on the “Inc. 500″ in 1996). From 1991-1998, Paul served as CEO of Multimedia Learning, Inc. Paul is a graduate of City College of New York and is a veteran of the Vietnam war.

Advisory Board

Evan Vogel. Evan is the Founder and Managing Partner of the Night Agency, an award-winning New York City based Creative Advertising Agency.

Under Evan’s leadership, Night Agency was named one of Advertising Age’s top Independent Agencies in 2007 and recently named to the Inc. 500/5000 list of fastest –growing, private companies in the U.S.

Evan graduated from Syracuse University where he was a Varsity Letterman for the Men’s NCAA Syracuse Basketball Team.
Matthew Reilly. Matthew is the President of Rough House Pictures, a film and TV production company, with Danny McBride, Jody Hill, and David Gordon Green.

Prior to Rough House, Matthew served as Vice President of Production at Warner Bros. He was recently named one of Hollywood’s top executives 35 and under in The Hollywood Reporter’s annual Next Generation issue.

Matthew grew up in New Jersey and graduated with a degree in English literature from University of Pennsylvania.

Ernest Odinec. Ernest is the Managing Director of SOL Capital Management Company in New York, NY.  Prior to joining SOL, Ernest was a Vice President at Neuberger Berman. He has developed investment strategies for a range of clients including a $50 billion defined benefit plan for a major public company.

Ernest earned a BA in Economics from the University of California at Berkeley, received an MSc in Economic History from the London School of Economics, and graduated Beta Gamma Sigma from Columbia Business School, earning an MBA with a concentration in Finance.

Nick DeVito.  Nick is the COO of Xtreme Oil & Gas, Inc. (XTOG.PK). Previously, Nick served as CEO of several subsidiaries in a successful telecommunications company. His prior experience includes 15 years at AT&T engineering and Bell Laboratories where he was awarded three patents for his work in disaster recovery, network architecture, and network design algorithms.

Nick has also served in roles as Chief Operating Officer of an alternative energy development company and as Chief Operating Officer in turning around distressed companies and successfully implementing growth strategies at others. He has deep technical experience and has successfully brought development stage products to market achieving over $250 Million in sales.

Nick has a BSEE and MSEE from Columbia University and an MBA in Management from New York University.

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

CODE OF ETHICS

last.vc has adopted a code of ethics for its officers and directors, which is attached as Exhibit 14 to the March 31, 2007 Form 10-Q.

AUDIT COMMITTEE

On March 6, 2006 the Company formerly chartered an audit committee to provide guidance and direction in matters relating to the accounting of the Corporation and review and preparation of independent accounting statements and other matters relating to financial accounting all for the best governance of the Corporation.

The Audit Committee is comprised of one member, Paul Johnson, who is an  independent director of the Company.  The Company has determined that Paul Johnson qualifies as the Audit Committee Financial Expert.

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

NOMINATING COMMITTEE

Our independent director serves as the nominating committee.

ITEM 11:      EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

a)	Summary compensation table

			Stock awards	Directors fee
Name and		Salary	and Bonus	earned or paid
Principal Position	Year	($)	($)	in cash ($)	Total ($)

Bryce Knight, CEO since	2010	$60,000	$-	$-	$60,000
September 19, 2006 and CFO	2009 (a)	$60,000	$13,773	$-	$73,773
until October 1, 2010	2008	$60,000	$-	$-	$60,000

James Jago, CFO since	2010	$-	$-	$-	$-
October 1, 2010	2009	N/A	N/A	N/A	N/A
	2008	N/A	N/A	N/A	N/A

Timothy Symington	2010	$-	$-	$-	$-
Chief Operating officer since	2009	N/A	N/A	N/A	N/A
October 1, 2010	2008	N/A	N/A	N/A	N/A

Aaron Moore	2010	$-	$-	$-	$-
Chief Compliance Officer since	2009	N/A	N/A	N/A	N/A
October 1, 2010	2008	N/A	N/A	N/A	N/A

Brendon Crawford	2010	$-	$-	$-	$-
Chief Technology Officer since	2009	N/A	N/A	N/A	N/A
October 1, 2010	2008	N/A	N/A	N/A	N/A

(a)  The stock award to Mr. Knight was for 541 shares of the Company's common stock valued at $13,773 in 2009. Mr. Knight’s compensation is paid to Knight, Inc. (formerly Knight Enterprises, Inc.), which is wholly owned by Mr. Knight.

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

Directors are generally compensated $1,000 for each meeting attended during the year.  There were no formal meetings during the year, and the independent directors were paid $1,000 each in director fees.

f)	Employment contracts and termination of employment and changes in control arrangements

The Company has employment agreements with its executive officers. The Company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

The Company does not have any changes in control arrangements.

g)	Report on repricing of options/SARs

The Company has no options or SARs outstanding during 2010 or 2009 which were repriced.

h)	Compensation committee

The outside directors make up the compensation committee.  The compensation committee does not currently have a charter, but plans to add one during 2011.

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

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information concerning the beneficial ownership of each class of our voting stock held by:

- each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

- each of our directors; - each of our executive officers; and

- all of our executive officers and directors as a group.

There were  11,889,363 shares of our common stock issued and outstanding at December 31, 2009.

NAME AND ADDRESS (1)	COMMON (2)	% COMMON

Knight Inc.	3,268,000	27.5%

Timothy Symington	3,250,000	27.3%

James Jago	1,200,000	10.1%

Aaron Moore	1,200,000	10.1%

Paul Johnson	-	-

Officers and Directors
as a group (five persons)	8,918,000	75.0%

(1) The address of all parties listed is C/O Los Angeles Syndicate of Technology, Inc., 137 Bay Street, Santa Monica, CA 90405.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Shares are as of December 31, 2010.

Securities authorized for issuance under equity compensation plans

See Item 5.

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available. The officer and directors may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On September 27th, 2010 the Company entered into restricted share purchase agreements to offer restricted shares of the Company’s common stock for $.02 per share.  The Company issued 11,510,000 shares to the CEO and 21 other individuals that had been engaged to join last.vc as executive officers, advisors, and consultants.  The share purchase agreements contain a one year lock on the transfer of the shares and a 36 month vesting and repurchase provision that allows the Company to repurchase unvested shares at cost should an individual break the terms of their engagement agreement.

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

At December 31, 2010 and December 31, 2009, the Company owed its CEO $311,862 and $159,897, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at December 31, 2010 and December 31, 2009 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.50 per share or NAV per share, whichever is greater (188,460 shares at December 31, 2010).  NAV at December 31, 2010 is $0.71 per share.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight, Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

At December 31, 2009, the Company had received advances from Xtreme and owed $40,000, which was included in due to related parties.  As a part of the transaction discussed above, the Company's CEO acquired the obligation owed to Xtreme.

On May 10, 2010, Knight, Inc., pursuant to an Asset Purchase Agreement, sold $40,000 of receivables due to Knight by the Company to an unaffiliated third party for $40,000 in cash and other mutually agreed upon consideration.  This transaction was later cancelled in the 3rd Quarter of 2010.

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

ITEM 14:      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $16,680 and $28,683 during the years ended December 31, 2010 and 2009 ,  respectively.  Billings in 2010 included the 2009 audit and billings in 2009 included the 2008 audit.  The 2010 audit will be billed in 2011.

Audit-Related Fees: None
Tax Fees - None by current auditor.
All Other Fees - None.

PART IV

ITEM 14:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
1.	Financial Statements – The following financial statements of Los Angeles Syndicate of Technology, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accounting Firms
•	Statements of Net Assets (Liabilities) at December 31, 2010 and 2009
•	Statements of Operations – For the fiscal years ended December 31, 2010, 2009 and 2008
•	Statements of Cash Flows – For the fiscal years ended December 31, 2010, 2009 and 2008
•	Statements of Changes in Net Assets (Liabilities) – For the fiscal years ended December 31, 2010, 2009 and 2008
•	Schedules of Investments December 31, 2010 and 2009
•	Notes to the Financial Statements
•	Financial Highlights - For the fiscal years ended December 31, 2010, 2009, 2008 and 2007

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit                      Description

31.1
Certificate of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certificate of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

DATE: April 15, 2011	/s/ Bryce Knight
Bryce Knight
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE	SIGNATURE/TITLE

April 15, 2011	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer
and Chairman

April 15, 2011	/s/ James Jago
James Jago
Chief Financial Officer

April 15, 2011	/s/ Paul Johnson
Paul Johnson
Director