Form 10-Q
period 2011-03-31
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2011-05-13
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	March 31, 2011

Commission File Number:	814-00720

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5655532
(State or Jurisdiction of	(IRS Employer ID No)
Incorporation or Organization)

3651 Lindell Road, Suite D #146, Las Vegas, NV  89103
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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of April 30, 2011, is 11,589,399 shares.

Los Angeles Syndicate of Technology, Inc.

INDEX

		Page

Part I	Financial Information (unaudited)

Item 1:	Condensed Financial Statements

	Statements of Net Assets as of March 31, 2011 and December 31, 2010	3
	Statements of Operations – For the Three Months Ended March 31, 2011 and 2010	4
	Statements of Cash Flows – For the Three Months Ended March 31, 2011 and 2010	5
	Statements of Changes in Net Assets (Liabilities) – For the Three Months Ended March 31, 2011 and 2010	6
	Financial Highlights – For the Three Months Ended March 31, 2011 and 2010	7
	Schedule of Investments as of March 31, 2011	8
	Schedule of Investments as of December 31, 2010	9
	Notes to Condensed Financial Statements	10
Item 2:	Managements' Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	29
Item 4:	Controls and Procedures	29

Part II	Other Information	30

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits
Signatures
Exhibits

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Net Assets
March 31, 2011 (unaudited) and December 31, 2010

	2011	2010
	(Unaudited)
ASSETS
Investments in portfolio companies:
Controlled (cost $239,247 at March 31, 2011 and $244,959 at December 31, 2010)	$11,594,272	$8,709,974
Non-controlled (cost $393 at March 31, 2011 and $393 at December 31, 2010)	739	574
Total investments	11,595,011	8,710,548
Cash and cash equivalents	79,401	374
Office furniture and equipment, net	12,080	12,839
Deposit	4,600	4,600
TOTAL ASSETS	11,691,092	8,728,361

LIABILITIES
Accounts payable, trade	5,400	2,029
Amounts due related parties	150,120	311,862
TOTAL LIABILITIES	155,520	313,891
NET ASSETS	$11,535,572	$8,414,470

Commitments and contingencies (Note 7)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares;
11,589,399 and 11,889,363 shares issued and outstanding at
March 31, 2011 and December 31, 2010	11,589	11,888
Additional paid in capital	3,368,562	3,080,263
Stock subscription receivable	(17,200)	(14,750)
Accumulated deficit:
Accumulated net operating loss	(2,838,898)	(2,784,275)
Net realized gain (loss) on investments	(343,852)	(343,852)
Net unrealized appreciation (depreciation) of investments	11,355,371	8,465,196
NET ASSETS	$11,535,572	$8,414,470
NET ASSET VALUE PER SHARE	$1.00	$0.71

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Revenues
Management Fees	$27,500	$-
Total revenues	27,500	-
Expenses:
Officer and employee compensation	59,000	15,000
Professional fees	7,186	14,430
Director fees	-	2,000
Website expense	803	3,623
Rent	7,350	7,770
Office supplies and expenses	2,842	71
Other general and administrative expense	4,942	2,348

Total expenses	82,123	45,242
Earnings (loss) before income taxes	(54,623)	(45,242)
Income tax expense (benefit)	-	-
Net earnings (loss) from operations	(54,623)	(45,242)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	-	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	2,890,175	-
Net realized and unrealized gains (losses)	2,890,175	-
Net increase (decrease) in net assets (liabilities) from operations	$2,835,552	$(45,242)

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$0.24	$(1.76)
Weighted average common shares outstanding,
basic and diluted	11,647,176	25,703

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$2,835,552	$(45,242)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation)	(2,890,175)	-
of investments
Purchase of investments	(59,288)	-
Depreciation and amortization	759	369
Changes in operating assets and liabilities:
Deposits and prepaid expenses	-	(6,900)
Increase (decrease) in accounts payable	3,371	7,450
Increase in amounts due to related parties	13,258	36,284
Net cash provided (used) by operating activities	(96,523)	(8,039)
Cash flows from investing activities:
Purchase of furniture and equipment	-	(7,421)
Net cash used in investing activities	-	(7,421)
Cash flows from financing activities:
Proceeds from issuance of common stock	125,000	-
Collection of stock subscriptions	50,550	-
Net cash provided by (used in) financing activities	175,550	-
Net increase (decrease) in cash and cash equivalents	79,027	(15,460)
Cash and cash equivalents, beginning of period	374	15,808
Cash and cash equivalents, end of period	$79,401	$348

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	175,000	-
Stock subscriptions receivable cancelled	12,000	-
Purchase of portfolio company rescinded	65,000	-

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Changes in Net Assets (Liabilities)
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Changes in net assets (liabilities) from operations:
Net earnings (loss) from operations	$(54,623)	$(45,242)
Net realized gain (loss) on sale of investments	-	-
Change in net unrealized appreciation (depreciation) of	2,890,175	-
investments, net
Net increase (decrease) in net assets (liabilities) from operations	2,835,552	(45,242)

Capital stock transactions:
Common stock issued:
Cash	125,000	-
Amount due shareholder	175,000	-
Stock subscriptions collected	50,550	-
Rescission of investment acquisition	(65,000)	-
Net increase in net assets from stock transactions	285,550	-

Net increase (decrease) in net assets (liabilities)	3,121,102	(45,242)
Net assets (liabilities), beginning of period	8,414,470	(177,115)
Net assets (liabilities), end of period	$11,535,572	$(222,357)

See accompanying notes to  financial statements.

Los Angeles Syndicate of Technology, Inc.
Financial Highlights
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
PER SHARE INFORMATION
Net (liability) value, beginning of period	$0.71	$(0.14)
Net (increase) decrease from operations	(0.01)	(0.04)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments	0.25	-
Net increase (decrease) from stock transactions (2)	0.05	-
Net asset (liability) value, end of period	$1.00	$(0.18)

Per share market value:
Beginning of period	$2.50	$5.00
End of period	$2.50	$5.25

Investment return, based on change in market price from beginning to end of period (1)	0.0%	5.0%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$11,535,572	$(222,357)
Average net assets (liabilities)	9,975,021	(196,746)
Annualized expenses	328,492	180,968
Annualized net increase (decrease) in net assets
(liabilities) from operations	11,342,208	180,968
Annualized ratio of expenses to average net assets (liabilities)	3.3%	-92.0%
Annualized ratio of net increase (decrease) in net assets
(liabilities) from operations to average net assets (liabilities)	113.7%	-92.0%
Shares outstanding at end of period	11,589,399	25,703
Weighted average shares outstanding during period	11,646,899	25,703

(1) Periods of less than one year are not annualized.
(2) Includes the effect of using weighted average shares outstanding during the period for components of net asset (liability) and using acutal shares outstanding at the end of the period for net asset (liability)
at the end of the period.

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
March 31, 2011

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:

64%	Sep-10	Virurl, Inc.	31,363	2,887,440
63%	Sep-10	Stockr, Inc.	52,538	2,661,455
98%	Sep-10	LottoPals, Inc.	27,250	3,000,000
99%	Sep-10	Clowd, Inc.	70,271	2,987,552
42%	Sep-10	Sanguine Biosciences, Inc.	42,450	42,450
50%	Sep-10	Stocktown Productions, LLC	15,375	15,375
			239,247	11,594,272

Investments in non-controlled portfolio companies-miscellaneous			393	739
		Total investments	$239,640	11,595,011
		Cash and other assets, less liabilities		(59,439)
		Net asset value at March 31, 2011		$11,535,572

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
December 31, 2010

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:

64%	Sep-10	Virurl, Inc.	19,477	2,887,440
63%	Sep-10	Stockr, Inc.	52,458	2,661,455
98%	Sep-10	LottoPals, Inc.	11,945	3,000,000
100%	Sep-10	Clowd, Inc.	65,000	65,000
50%	Sep-10	Sanguine Biosciences, Inc.	20,450	20,450
50%	Sep-10	Stocktown Productions, Inc.	10,504	10,504
100%	Sep-10	Bay Street Advisors, Inc.	65,125	65,125

			244,959	8,709,974

Investments in non-controlled portfolio companies-miscellaneous			393	574
		Total investments	$245,352	8,710,548
		Cash and other assets, less liabilities		(296,078)
		Net asset value at December 31, 2010		$8,414,470

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations

Overview

Los Angeles Syndicate of Technology, Inc. (“last.vc”) is a publicly traded venture fund and technology incubator that creates, builds and invests in web and mobile technology companies. We provide hands-on management and support to our portfolio companies and grow their value in order to provide a return to investors.  We have six companies in development, and we are raising additional capital to grow these companies and continue to develop and invest in new technologies.

We partner with entrepreneurs as early as the idea stage, invest the seed capital to cultivate their initial product and provide comprehensive support services to reduce startup costs and accelerate their time to market.  We believe this structure will generate the most value for entrepreneurs and the highest returns for investors.  Our services include product development and design, corporate formation and structure, and exposure to additional financing.  last.vc also provides office space, financial and accounting resources, marketing and branding, and legal guidance.  By offering these services, we enable our network of entrepreneurs to focus on developing their products.  This parallel process is vital in the rapidly evolving web technology industry and results in efficiencies in how companies are built and brought to market.

Our mission is to foster technology innovation in Los Angeles by identifying the most talented entrepreneurs in southern California and providing them with the money and tools to bring their innovative ideas to market.  Web and mobile technologies are two of the fastest growing sectors of the U.S. and global economies.  Companies building social media applications have grown their user bases and revenues at unprecedented rates over the last 24 months.  There are many entrepreneurs with great ideas in LA for web and mobile technologies but there’s a shortage of capital, expertise and support to successfully bring those ideas to market.  last.vc is helping to change that.

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

Our stock is publicly listed and trades under the symbol “LAST”.

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

On November 24, 2008, the Company filed Form N-54C with the Securities and Exchange Commission (“SEC”) to notify the SEC of the withdrawal of our previous election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  This action was taken to best facilitate a planned business model of developing and producing oil and natural gas.  The Company entered into a letter of intent to acquire all the major oil and gas properties of Xtreme Oil & Gas, Inc. (XTOG.OB), which was a major shareholder of the Company.  After several attempts to reach a deal to purchase the properties of Xtreme, it became evident that a deal could not be reached by the 4th Quarter of 2009.

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

On February 9, 2011 the Company’s Board of Directors were notified by Vineet Jindal that he was resigning as Chief Investment Officer of last.vc effective immediately in order to assume the role of Chief Executive Officer of Stockr, Inc., a majority owned portfolio company of last.vc.

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, last.vc repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of last.vc, who repurhased these shares at Mr. Jindal’s original cost value.

The Company currently operates as an internally managed closed-end non-diversified Business Development Company and is traded under the symbol “LAST”.

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

Unaudited Condensed Interim Financial Statements Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the accounts of last.vc and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

GOING CONCERN

The Company incurred a loss from operations of $54,623 during the three months ended March 31, 2011.  The Company’s only sources of cash flow have been from the sale of the Company’s restricted common stock, management fees from portfolio companies and loans from the CEO.

The Company is in process of raising funds through private placements of common stock to meet its operating expense requirements and to meet the initial funding requirements of its controlled portfolio companies.  If the Company is unable to continue to raise sufficient capital to meet its operating needs, doubt exists about the Company's ability to continue as a going concern.

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

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At March 31, 2011 and 2010, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

Valuation of Investments (as an Investment Company)

As a BDC, we are regulated by the Investment Company Act of 1940 (the “Act”). Section 2(a)(41) of the Act defines Value as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the Board of Directors (“BOD”). We expect that few, if any, of our portfolio companies will have market quotations, and as such, we expect to rely on market transactions involving our portfolio companies and the fair value determined in good faith by our BOD for the valuation of our portfolio companies. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

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

As of March 31, 2011 and 2010, the Company had no accrued interest or penalties relating to any tax obligations.  The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception.  The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2011 and December 31, 2010.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of March 31, 2011 and December 31, 2010 there were options outstanding for 434 shares from the 1997 Plan.  These options expire in September 2011.

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

NOTE 3:                      INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at March 31, 2011 and December 31, 2010, the valuation of which are all based on Level 2 inputs:

	2011	2010

Cost	$239,640	$245,352
Unrealized appreciation (depreciation)	11,355,371	8,465,196
Fair market value	$11,595,011	$8,710,548

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

At March 31, 2011, approximately 99% of our assets represented investments in portfolio companies recorded at fair value, as determined by our BOD. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of March 31, 2011.

Company	Industry	Sub-Industry	% Owned	Market Value
Virurl, Inc.	Web-based tech	Advertising	63.99%	$2,887,440
Stockr, Inc.	Web-based tech	Financial Services	62.62%	$2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	97.80%	$3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99.59%	$2,987,552
Sanguine Biosciences, Inc.	Biotechnology	Life Science	41.99%	$42,450
Stocktown Productions, Inc.	Creative Arts	Productions	50.00%	$15,375
				$11,594,272

The following are descriptions of our portfolio companies.

1)	Virurl, Inc – virurl.com (beta)

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

Clowd is a new platform, where online communication meets ones physical reality.

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

Sanguine Biosciences provides highly viable primary human cells and tissues to the academic and industrial life science research community. The product offering spans customers’ needs mainly in the In Vitro Research & Development stage of Drug Development. The organization holds proprietary cryopreservation technology that allows for >90% post-thaw viability of primary human cells and tissues. Sanguine’s vision is to develop into the global leader in high quality cells and tissues for life science research and development.

6)	Stocktown Productions, Inc. – stocktownproductions.com (live)

Stocktown Productions is a creative production company based in Santa Monica, California, specializing in video, animation and visual effects. In addition to video production, Stocktown provides web design, photography and graphic design work- bringing an original style and cutting-edge concepts to each project.

NOTE 4:                      COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right.  There are 11,589,399 and 11,889,363 common shares outstanding at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, the Company sold 125,000 shares of its comon stock for $125,000 in cash, issued 175,000 shares of its common stock for $175,000 due to its CEO, rescinded the acquisition of one investment valued at $65,000 for which 3,250,000 shares of its common stock had been issued, cancelled 600,000 of these shares and obtained stock subscriptions for the remaining 2,650,000 shares of common stock.

Effective August 31, 2010, the Company completed a 50:1 reverse stock split.  All share transactions disclosed in the financial statements have been restated to give effect to the change.

NOTE 5:                      RELATED PARTY TRANSACTIONS

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

At March 31, 2011 and December 31, 2010, the Company owed its CEO $150,120 and $310,211, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at December 31, 2010 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.50 per share or NAV per share, whichever is greater (188,460 shares at December 31, 2010).  NAV at December 31, 2010 is $0.71 per share.  On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, CEO and Director of the Company, are paid directly to Knight Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

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

On February 9, 2011 the Company’s Board of Directors were notified by Vineet Jindal that he was resigning as Chief Investment Officer of last.vc effective immediately in order to assume the role of Chief Executive Officer of Stockr, Inc., a majority owned portfolio company of last.vc.  He joins Brendon Crawford, who officially left his position as last.vc’s Chief Technology Officer to work full time on Stockr, Inc. in the 1st Quarter of 2011.

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, last.vc repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of last.vc, who repurhased these shares at Mr. Jindal’s original cost value.

NOTE 6:                      COMMITMENTS AND CONTINGENCIES

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

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 on a month-to-month basis.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California.  In March 2010, the Company leased a second operations office at a rate of $2,300 per month in anticipation of expanding operations as a BDC.  The lease commenced April 1, 2010 for a period of two years.  Rent expense amounted to $7,350 and $7,770 during the three months ended March 31, 2011 and 2010, respectively.

NOTE 7:                      SUBSEQUENT EVENTS

N/A

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

Los Angeles Syndicate of Technology, Inc. is a publicly traded venture fund and technology incubator that creates, builds and invests in web and mobile technology companies. We provide hands-on management and support to our portfolio companies and grow their value in order to provide a return to investors.  We have six companies in development, and we are raising additional capital to grow these companies and continue to develop and invest in new technologies.

We partner with entrepreneurs as early as the idea stage, invest the seed capital to cultivate their initial product and provide comprehensive support services to reduce startup costs and accelerate their time to market.  We believe this structure will generate the most value for entrepreneurs and the highest returns for investors.  Our services include product development and design, corporate formation and structure, and exposure to additional financing.  last.vc also provides office space, financial and accounting resources, marketing and branding, and legal guidance.  By offering these services, we enable our network of entrepreneurs to focus on developing their products.  This parallel process is vital in the rapidly evolving web technology industry and results in efficiencies in how companies are built and brought to market.

Our mission is to foster technology innovation in Los Angeles by identifying the most talented entrepreneurs in southern California and providing them with the money and tools to bring their innovative ideas to market.  Web and mobile technologies are two of the fastest growing sectors of the U.S. and global economies.  Companies building social media applications have grown their user bases and revenues at unprecedented rates over the last 24 months.  There are many entrepreneurs with great ideas in LA for web and mobile technologies but there’s a shortage of capital, expertise and support to successfully bring those ideas to market.  last.vc is helping to change that.

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

Our stock is publicly listed and trades under the symbol “LAST”.

Critical Accounting Policies and Estimates

Management's  Discussion  and  Analysis  of  Financial  Condition and Results of Operations section discusses our financial statements, which have been prepared  in  accordance  with  accounting  principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, in November 2009.  Accordingly, the most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying  value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies.  These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

Revenues - The Company had $27,500 in management fee revenues from its controlled portfolio companies in 2011 and had no revenues in 2010.  As the Company's group of portfolio companies expands, the Company expects its management fee income from its portfolio companies will continue to increase.

Expenses for the three months ended March 31, 2011 and 2010 are as follows

	2011	2010
Expenses:
Officer and employee compensation	$59,000	$15,000
Professional fees	7,186	14,430
Director fees	-	2,000
Website expense	803	3,623
Rent	7,350	7,770
Office supplies and expense	2,842	71
Other general and administrative expense	4,942	2,348
Total expenses	$82,123	$45,242

The Company began paying its management group in the first quarter of 2011, which resulted in the increase in officer and employee compensation from $15,000 in 2010 to $59,000 in 2011.  The Company's audit was not completed until after March 31, 2011, so a portion of the audit cost will be included in the next quarterly report.  Office supplies and expense and other general and administrative expense expanded over the amount in 2010, due primarily to the expanded office and facilities for the portfolio companies.

Net realized and unrealized gains (losses) for the three months ended March 31, 2011 and 2010 follow:

	2011	2010

Net realized gain (loss) on investments, net of income taxes of none	$-	$-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	2,890,175	-
Net realized and unrealized gains (losses)	$2,890,175	$-

Unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $54,623 during the three months ended March 31, 2011.

The Company’s only sources of cash flow have been from the sale of the Company’s restricted common stock, management fees from its portfolio companies and loans from the CEO.

The Company is in process of raising funds through private placements of common stock to meet its operating expense requirements and to meet the initial funding requirements of its controlled portfolio companies.  If the Company is unable to continue to raise sufficient capital to meet its operating needs, doubt exists about the Company's ability to continue as a going concern.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stock holders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $11,691,092 and from this, are subtracted liabilities and debts of $155,520.  There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The NAV is therefore $11,535,572.  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (11,589,399).  The NAV/S is $1.00.

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

ITEM 4:                       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended March 31, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:                      OTHER INFORMATION

ITEM 1:                       LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:                    RISK FACTORS

Not Applicable.

ITEM 2:                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company sold 125,000 shares of its common stock for $125,000 in cash; issued 175,000 shares of its common stock for $175,000 owed to its CEO; rescinded the purchase of an investment for 3,250,000 shares of its common stock valued at $65,000, converted 2,650,000 shares to stock subscriptions and cancelled 600,000 shares.  The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

DATE		SIGNATURE/TITLE

May 12, 2011	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

May 12, 2011	By:	/s/ James Jago

Chief Financial Officer