Form 10-Q
period 2011-06-30
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2011-08-22
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                                                      June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such files).  Yes            No         .

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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of June 30, 2011, is 11,629,399 shares.

Los Angeles Syndicate of Technology, Inc.

INDEX

		Page No.

Part I	Financial Information (unaudited)

Item 1:	Condensed Financial Statements

	Statements of Net Assets as of June 30, 2011 and December 31, 2010	3
	Statements of Operations – For the Three Months Ended June 30, 2011 and 2010	4
	Statements of Operations – For the Six Months Ended June 30, 2011 and 2010	5
	Statements of Cash Flows – For the Six Months Ended June 30, 2011 and 2010	6
	Statements of Changes in Net Assets (Liabilities) – For the Three Months Ended June 30, 2011 and 2010	7
	Financial Highlights – For the Three Months Ended June 30, 2011 and 2010	8
	Schedule of Investments as of June 30, 2011	9
	Schedule of Investments as of December 31, 2010	10
	Notes to Condensed Financial Statements	11
Item 2:	Managements' Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	29
Item 4:	Controls and Procedures	30

Part II	Other Information	31

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits
Signatures
Exhibits

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Net Assets
June 30, 2011 (unaudited) and December 31, 2010

	2011	2010
	(Unaudited)
ASSETS
Investments in portfolio companies:
Controlled (cost $288,289 at June 30, 2011 and $244,959 at December 31, 2010)	$11,616,313	$8,709,974
Non-controlled (cost $0 at June 30, 2011 and $393 at December 31, 2010)	-	574
Total investments	11,616,313	8,710,548
Cash and cash equivalents	31,839	374
Office furniture and equipment, net	11,321	12,839
Deposit	4,600	4,600

TOTAL ASSETS	11,664,073	8,728,361

LIABILITIES
Accounts payable, trade	9,130	2,029
Amounts due related parties	124,546	311,862
Deferred taxes		2,585,000
TOTAL LIABILITIES	133,676	2,898,891
NET ASSETS	$11,530,397	$5,829,470

Commitments and contingencies (Note 7)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares;
11,629,399 and 11,889,363 shares issued and outstanding at
June 30, 2011 and December 31, 2010	11,629	11,888
Additional paid in capital	3,408,522	3,080,263
Stock subscription receivable	(15,100)	(14,750)
Accumulated deficit:		-
Accumulated net operating loss	(2,858,406)	(2,757,275)
Net realized gain (loss) on investments	(344,245)	(343,852)
Net unrealized appreciation (depreciation) of investments	11,327,997	5,853,196
NET ASSETS	$11,530,397	$5,829,470
NET ASSET VALUE PER SHARE	$0.99	$0.49

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenues
Management Fees
Controlled investments	$30,000	$-
Non-controlled investments	-	-
Total revenues	30,000	-
Expenses:
Officer and employee compensation	9,400	15,000
Professional fees	19,062	10,096
Director fees	2,250	-
Website expense	213
Rent	6,583	7,622
Office supplies and expenses	1,374	-
Other general and administrative expense	10,626	2,380
Total expenses	49,508	35,098
Earnings (loss) before income taxes	(19,508)	(35,098)
Income tax expense (benefit)	-	-
Net earnings (loss) from operations	(19,508)	(35,098)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	(393)	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	(27,374)	(124)
Net realized and unrealized gains (losses)	(27,767)	(124)
Net increase (decrease) in net assets (liabilities) from operations	$(47,275)	$(35,222)

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$(0.00)	$(0.03)
Weighted average common shares outstanding,
basic and diluted	11,589,843	1,224,776

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenues
Management Fees		$-
Controlled investments	$57,500
Non-controlled investments
Total revenues	57,500	-
Expenses:
Officer and employee compensation	68,400	30,000
Professional fees	26,248	25,428
Director fees	2,250	2,000
Website expense	1,016	3,623
Rent	13,933	15,392
Office supplies and expenses	4,216	-
Other general and administrative expense	15,568	3,897
Total expenses	131,631	80,340
Earnings (loss) before income taxes	(74,131)	(80,340)
Income tax expense (benefit)	-	-
Net earnings (loss) from operations	(74,131)	(80,340)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	(393)	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	2,862,801	(124)
Net realized and unrealized gains (losses)	2,862,408	(124)
Net increase (decrease) in net assets (liabilities) from operations	$2,788,277	$(80,464)

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$0.24	$(0.066)
Weighted average common shares outstanding,
basic and diluted	11,618,211	1,224,776

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$2,788,277	$(80,464)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation)		124
of investments	(2,862,801)
Net realized (gain) loss on investments	393
Advances to Portfolio Companies	$(108,357)	-
Depreciation and amortization	1,518	1,047
Changes in operating assets and liabilities:
Deposits and prepaid expenses	-	(4,600)
Increase (decrease) in accounts payable	7,101	900
Increase in amounts due to related parties	(12,316)	78,805
Net cash provided (used) by operating activities	(186,185)	(4,188)
Cash flows from investing activities:
Purchase of furniture and equipment	-	(7,421)
Net cash used in investing activities	-	(7,421)
Cash flows from financing activities:
Proceeds from issuance of common stock	165,000	-
Collection of stock subscriptions	52,650	-
Net cash provided by (used in) financing activities	217,650	-
Net increase (decrease) in cash and cash equivalents	31,465	(11,609)
Cash and cash equivalents, beginning of period	374	15,808
Cash and cash equivalents, end of period	$31,839	$4,199

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	175,000	-
Stock subscriptions receivable cancelled	12,000	-
Purchase of portfolio company rescinded	65,000	-

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Changes in Net Assets (Liabilities)
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Changes in net assets (liabilities) from operations:
Net earnings (loss) from operations	$(74,131)	$(80,340)
Net realized gain (loss) on sale of investments	(393)	-
Change in net unrealized appreciation (depreciation) of
investments, net	2,862,801	(124)
Net increase (decrease) in net assets (liabilities) from operations	2,788,277	(80,464)

Other changes in net assets:
Decrease in deferred tax liability (1)	2,585,000

Capital stock transactions:
Common stock issued:
Cash	$165,000	-
Amount due shareholder	175,000	-
Stock subscriptions collected	52,650	-
Rescission of investment acquisition	(65,000)	-
Net increase in net assets from stock transactions	$327,650	-

Net increase (decrease) in net assets (liabilities)	5,700,927	(80,464)
Net assets (liabilities), beginning of period	5,829,470	(177,115)
Net assets (liabilities), end of period	$11,530,397	$(257,579)

(1) From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has expressed the intention to elect to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Financial Highlights
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
PER SHARE INFORMATION
Net (liability) value, beginning of period	$0.49	$(0.1446)
Net (increase) decrease from operations	(0.01)	(0.0656)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments	0.25	(0.0001)
Net (increase) decrease from changes in deferred liabilities (1)	0.22	-
Net increase (decrease) from stock transactions (2)	0.04	-
Net asset (liability) value, end of period	$0.99	$(0.2103)

Per share market value:
Beginning of period	$2.50	$0.10
End of period	$2.55	$0.10

Investment return, based on change in market price from beginning to end of period (3)	2.0%	0.0%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$11,530,397	$(257,579)
Average net assets (liabilities)	10,114,326	(253,773)
Annualized expenses	263,262	160,680
Annualized net increase (decrease) in net assets		(160,928)
(liabilities) from operations	5,576,554	180,968
Annualized ratio of expenses to average net assets (liabilities)	2.6%	-63.3%
Annualized ratio of net increase (decrease) in net assets
(liabilities) from operations to average net assets (liabilities)	55.1%	63.4%
Shares outstanding at end of period	-	1,224,776
Weighted average shares outstanding during period	11,618,211	1,224,776

(1) From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has expressed the intention to elect to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

(2) Includes the effect of using weighted average shares outstanding during the period for components of net asset (liability) and using actual shares outstanding at the end of the period for net asset (liability) at the end of the period.

(3) Periods of less than one year are not annualized.

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
June 30, 2011

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:

64.0%	Sep-10	Virurl, Inc.	$45,563	$2,887,440
62.6%	Sep-10	Stockr, Inc.	58,562	2,661,455
97.8%	Sep-10	LottoPals, Inc.	27,371	3,000,000
99.6%	Sep-10	Clowd, Inc.	76,953	2,987,551
42.0%	Sep-10	Sanguine Biosciences, Inc.	59,077	59,077
50.0%	Sep-10	Stocktown Productions, Inc.	20,790	20,790
			288,316	11,616,313

Investments in non-controlled portfolio companies-miscellaneous			0	0
		Total investments	$288,316	11,616,313
		Cash and other assets, less liabilities		(85,916)
		Net asset value at June 30, 2011		$11,530,397

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
December 31, 2010

Percent/
shares	Date of
owned	acquisition		Historical	Fair

Investments in controlled portfolio companies:

100.0%	Sep-10	Clowd, Inc.	$65,000	$65,000
62.6%	Sep-10	Stockr, Inc.	52,458	2,661,455
64.0%	Sep-10	Virurl, Inc.	19,477	2,887,440
49.7%	Sep-10	Sanguine Biosciences, Inc.	20,450	20,450
50.0%	Sep-10	Stocktown Productions, Inc.	10,504	10,504
97.8%	Sep-10	LottoPals, Inc.	11,945	3,000,000
100.0%	Sep-10	Bay Street Advisors, Inc.	65,125	65,125
			244,959	$8,709,974
Investments in non-controlled portfolio companies-miscellaneous		393	574
	Total investments	$245,352	8,710,548
	Cash and other assets, less liabilities		(2,881,078)
	Net asset value at December 31, 2011		$5,829,470

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations

Overview

Los Angeles Syndicate of Technology, Inc. (“last.vc”) is a technology incubator that creates, builds, and invests in web and mobile technology companies. We develop businesses in digital media, consumer internet, and social networking, and own six companies at different stages of development.

We supply our companies with the capital to cultivate their initial product, and provide hands-on support services to reduce startup costs and accelerate time to market. Our services include product development and design, corporate formation and structure, and exposure to additional financing.  last.vc also provides office space, financial and accounting resources, marketing and branding, and legal guidance.  By offering these services, we enable our network of entrepreneurs to focus on developing their products.  We believe that this structure offers the most value for entrepreneurs and the highest return potential to investors, and results in efficiencies in how companies are built and brought to market.

Our mission is to foster technology innovation in Los Angeles by partnering with the most talented entrepreneurs in southern California and providing them with the capital and tools to bring their ideas to market.  Los Angeles has no shortage of entrepreneurs or innovation, but currently lacks the infrastructure, capital and expertise to develop these businesses as efficiently as other markets. last.vc is working to change this.

last.vc operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

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

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase optionto purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, last.vc repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of last.vc, who repurhased these shares at Mr. Jindal’s original cost value.

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

GOING CONCERN

The Company incurred a loss from operations of $19,508 and $74,131during the three and six months ended June 30, 2011, respectively.  The Company’s only sources of cash flow have been from the sale of the Company’s restricted common stock, management fees from portfolio companies and loans from the CEO.

The Company is in process of raising funds through private placements of common stock to meet its operating expense requirements and to meet the initial funding requirements of its controlled portfolio companies.  If the Company is unable to continue to raise sufficient capital to meet its operating needs, doubt exists regarding the Company's ability to continue as a going concern.

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

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At June 30, 2011 and 2010, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders (See Note 7).

As of June 30, 2011 and 2010, the Company had no accrued interest or penalties relating to any tax obligations.  The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception.  The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2011 and December 31, 2010.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of June 30, 2011 and December 31, 2010 there were options outstanding for 434 shares from the 1997 Plan.  These options expire in September 2011.

Concentration of Credit Risk

Cash is maintained at financial institutions.  The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000.  At times, cash balances may exceed the FDIC insurance limit of $250,000.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  At June 30, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3:                      INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at June 30, 2011 and December 31, 2010, the valuation of which are all based on Level 3 inputs:

	2011	2010

Cost	$288,316	$245,352
Unrealized appreciation (depreciation)	11,327,997	8,465,196
Fair market value	$11,616,313	$8,710,548

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

Our fair value analysis includes an analysis of recent capital transactions with unrelated investors, the future cash flow projections of our investments, value of intellectual property and other proprietary assets. Financial investments recorded at fair value in the Company’s financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. Topic 820 provides the following description of the three levels:
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

The following section describes the types of inputs we use for level 3 within the fair value hierarchy in which the investment is categorized, and the valuation techniques we use to measure the fair value of our investments.

Level 3 inputs we use include the terms of recent capital transactions with unrelated investors, financial statement metrics of comparable companies, nonfinancial-statement metrics of comparable companies, projected cash flows of our investments, applicable discount rates, the value of developed intellectual property, the value of the domain name and other proprietary assets.

At June 30, 2011, all of our portfolio investments are valued based on level 3 inputs.

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

•
Income Approach. The income approach incorporates estimates of future cash flows or earnings and discounts them to a single present value based on current market expectations. Under the Income Approach we apply multiplediscounted cash flow (“DCF”) methods to derive estimates of fair value.

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

At June 30, 2011, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our BOD. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of June 30, 2011.

Company	Industry	Sub-Industry	% Owned	Market Value
Virurl, Inc.	Web-based tech	Advertising	64.0%	2,887,440
Stockr, Inc.	Web-based tech	Financial Services	62.6%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	97.8%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99.6%	2,987,551
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42.0%	59,077
Stocktown Productions, Inc.	Creative Arts	Productions	50.0%	20,790
				$11,616,313

The following are descriptions of our portfolio companies.

1)	Virurl, Inc – virurl.com (beta)

Virurl, Inc. (“Virurl”), is an online advertising platform that allows advertisers to pay people to share links with their friends. By creating a forum where users are paid for sharing links, the VIRURL platform empowers content creators and advertisers to tap the organic social networks of the web to drive traffic to their sites.

Virurl is a “human-powered” advertising engine, enabling users to monetize what they are already doing - sharing links with their friends.

2)	Stockr, Inc. – stockr.com (stealth)

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

3)	Clowd, Inc. – clowd.com (stealth)

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

Stocktown Productions is a creative production company based in Santa Monica, California, specializing in video, animation and visual effects. In addition to video production, Stocktown provides webdesign, photography and graphic design work- bringing an original style and cutting-edge concepts to each project.

NOTE 4:                      COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right.  There are 11,629,399 and 11,889,363 common shares outstanding at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, the Company sold 165,000 shares of its common stock for $165,000 in cash, issued 175,000 shares of its common stock for $175,000 due to its CEO, rescinded the acquisition of one investment valued at $65,000 for which 3,250,000 shares of its common stock had been issued, cancelled 600,000 of these shares and obtained stock subscriptions for the remaining 2,650,000 shares of common stock.

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

At June 30, 2011 and December 31, 2010, the Company owed its CEO $124,546 and $311,862, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at December 31, 2010 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.50 per share or NAV per share, whichever is greater (188,460 shares at December 31, 2010).  NAV at December 31, 2010 is $0.71per share.  On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, CEOand Director of the Company, are paid directly to Knight Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

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

During the quarter ended March 31, 2011 Vineet Jindal and Brendon Crawford, previously the Chief Investment Officer and Chief Technology Officer of last.vc, resigned from LAST to assume the Chief Executive Officer and lead engineer positions, respectively, at Stockr, a majority owned portfolio company of last.vc.

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase optionto purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, last.vc repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of last.vc, who repurhased these shares at Mr. Jindal’s original cost value.

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

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 on a month-to-month basis.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California.  In March 2010, the Company leased a second operations office at a rate of $2,300 per month to accommodate ourexpanding operations .  The lease commenced April 1, 2010 for a period of two years.  Rent expense amounted to $6,583 and $7,622 during the three months ended June 30, 2011 and 2010, respectively.

NOTE 7:                      INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, we are required to meet certain income and asset diversification tests. In addition, in order to be eligible for pass-through tax treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” as defined by the Code.

Taxable income includes the Company’s taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.

NOTE 8:                      SUBSEQUENT EVENTS

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

Company
Los Angeles Syndicate of Technology, Inc. (“last.vc”) is a technology incubator that creates, builds, and invests in web and mobile technology companies. We develop businesses in digital media, consumer internet, and social networking, and own six companies at different stages of development.

We supply our companies with the capital to cultivate their initial product, and provide hands-on support services to reduce startup costs and accelerate time to market. Our services include product development and design, corporate formation and structure, and exposure to additional financing.  last.vc also provides office space, financial and accounting resources, marketing and branding, and legal guidance.  By offering these services, we enable our network of entrepreneurs to focus on developing their products.  We believe that this structure offers the most value for entrepreneurs and the highest return potential to investors, and results in efficiencies in how companies are built and brought to market.

Our mission is to foster technology innovation in Los Angeles by partnering with the most talented entrepreneurs in southern California and providing them with the capital and tools to bring their ideas to market.  Los Angeles has no shortage of entrepreneurs or innovation, but currently lacks the infrastructure, capital and expertise to develop these businesses as efficiently as other markets. last.vc is working to change this.

last.vc operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

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

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

Revenues - The Company received $30,000 in management fee revenues from its controlled portfolio companies in 2011 and had no revenues in 2010.  As the Company's group of portfolio companies expands, the Company expects its management fee income from its portfolio companies will continue to increase.

The following table details expenses for the three months ended June 30, 2011:

Expenses:	2011	2010
Officer and employee compensation	9,400	15,000
Professional fees	19,062	10,096
Director fees	2,250	-
Website expense	213	-
Rent	6,583	7,622
Office supplies and expenses	1,374	-
Other general and administrative expense	10,626	2,380
Total expenses	49,508	35,098

Officer and employee compensation declined from $15,000 in the three months ended June 30, 2010 to $9,400 in the three months ended June 30, 2011.  Office supplies and expense and other general and administrative expense expanded over the amount in 2010, due primarily to the expanded office and facilities for the portfolio companies. Professional fees increased in the second quarter of 2010 when compared with the second quarter of 2009, primarily resulting from audit costs related to the Company’s 2010 annual report that were recognized in the second quarter of 2010. The comparable costs related to the Company’s 2009 annual report are all recognized in the first quarter of 2010.

The following table details the net realized and unrealized gains (losses) for the three months ended June 30, 2011:

Net realized and unrealized gains (losses):	2011	2010
Net realized loss on investments, net of income taxes of none	(393)	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none	(27,374)	(124)
Net realized and unrealized gains (losses)	(27,767)	(124)

During the three months ended June 30, 2011, we wrote our non-controlled/non-Affiliate investments down to zero as we no longer believed any value could be extracted from these assets.

Unrealized appreciation of investments is discussed in Note 3.

Comparison of the six months ended June 30, 2011 and 2010

Revenues - The Company had $57,500 in management fee revenues from its controlled portfolio companies in 2011 and had no revenues in 2010.  As the Company's group of portfolio companies expands, the Company expects its management fee income from its portfolio companies will continue to increase.

The following table details expenses for the six months ended June 30, 2011 and 2010:

Expenses:	2011	2010
Officer and employee compensation	68,400	30,000
Professional fees	26,248	25,428
Director fees	2,250	2,000
Website expense	1,016	3,623
Rent	13,933	15,392
Office supplies and expenses	4,216	-
Other general and administrative expense	15,568	3,897
Total expenses	131,631	80,340

Officer and employee compensation increased from $30,000 in the six months ended June 30, 2010 to $68,400 in the six months ended June 30, 2011, reflecting additions to our management team.  Office supplies and expense and other general and administrative expense expanded over the amount in 2010, due primarily to the expanded office and facilities for the portfolio companies.

The following table details the net realized and unrealized gains (losses) for the six months ended June 30, 2011 and 2010:

Net realized and unrealized gains (losses):	2011	2010
Net realized loss on investments, net of income taxes
of none	(393)	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	2,862,801	(124)
Net realized and unrealized gains (losses)	2,862,408	(124)

Liquidity and Capital Resources

The Company incurred a loss from operations of $74,131during the six months ended June 30, 2011.

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

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stock holders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $11,664,073 and from this, are subtracted liabilities and debts of $133,676.  There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The NAV is therefore $11,530,397.  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (11,629,399).  The NAV/S is $0.99.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer havereviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended June 30, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:                      OTHER INFORMATION

ITEM 1:                       LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:                    RISK FACTORS

Not Applicable.

ITEM 2:                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six  months ended June 30, 2011, the Company sold 165,000 shares of its common stock for $165,000 in cash; issued 175,000 shares of its common stock for $175,000 owed to its CEO; rescinded the purchase of an investment for 3,250,000 shares of its common stock valued at $65,000, converted 2,650,000 shares to stock subscriptions and cancelled 600,000 shares.  The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended, and the proceeds of such sales were used for general corporate purposes and to support the growth of our portfolio companies.

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

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

DATE	SIGNATURE/TITLE

August 15, 2011	By: /s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

August 15, 2011	By: /s/ James Jago
James Jago
Chief Financial Officer