Form 10-Q/A
period 2010-09-30
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2011-08-24
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s quarterly report on form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 22, 2010 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to make the following changes:

•	Record deferred income taxes
•	Reclassify input levels within the fair value hierarchy
•	Provide currently dated Exhibit Nos. 31-1 and 32-1.

This restatement is to correct for errors found by the Company subsequent to filing its Form 10-Q for the quarter ended March 31, 2011. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

See Note 10 for additional information regarding the Amendment.

Los Angeles Syndicate of Technology, Inc.

INDEX

Page
No.

Part I Financial Information (unaudited)

Item 1: Condensed Financial Statements

Statements of Net Assets (Liabilities) as of September 30, 2010 and December 31, 2009	4
Statements of Operations – For the Three Months Ended September 30, 2010 and 2009	5
Statements of Operations – For the Nine Months Ended September 30, 2010 and 2009	6
Statements of Cash Flows – For the Nine Months Ended September 30, 2010 and 2009	7
Statements of Changes in Net Assets (Liabilities) – For the Nine Months Ended September 30, 2010 and 2009	8
Financial Highlights – For the Nine Months Ended September 30, 2010 and 2009	9
Schedule of Investments as of September 30, 2010	10
Schedule of Investments as of December 31, 2009	11
Notes to Condensed Financial Statements	12
Item 2:Managements' Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3:Quantitative and Qualitative Disclosure about Market Risk	39
Item 4:Controls and Procedures	39

Part II Other Information	40

Item 1:Legal Proceedings
Item 1A:Risk Factors
Item 2:Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:Defaults Upon Senior Securities
Item 4:Submission of Matters to a Vote of Security Holders
Item 5:Other Information
Item 6:Exhibits
Signatures
Exhibits

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Net Assets
September 30, 2010 (unaudited) and December 31, 2009

	2010	2009
	(Restated) Unaudited
ASSETS
Investments in portfolio companies:
Controlled (cost $192,537 at September 30, 2010)	$4,218,769	$-
Non-controlled / Non-Affliate (cost $393 at 2010 and 2009)	599	723
Total investments	4,219,368	723
Cash and cash equivalents	886	15,808
Office furniture and equipment, net	11,947	6,251
Deposit	4,600	-

TOTAL ASSETS	4,236,801	22,782

LIABILITIES
Accounts payable, trade	1,900	-
Amounts due related parties	288,483	199,897
Deferred income taxes	1,073,000
TOTAL LIABILITIES	1,363,383	199,897
NET ASSETS	$2,873,418	$(177,115)

Commitments and contingencies (Note 7)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares;
11,889,363 and 25,703 shares issued and outstanding at
September 30, 2010 and December 31, 2009	11,888	26
Additional paid in capital	3,080,263	2,849,925
Stock subscription receivable	(35,200)	-
Accumulated deficit:
Accumulated net operating loss	(2,763,219)	(2,683,644)
Net realized gain (loss) on investments	(343,752)	(343,752)
Net unrealized appreciation (depreciation) of investments	2,923,438	330
NET ASSETS	$2,873,418	$(177,115)
NET ASSET VALUE PER SHARE	$0.24	$(6.89)

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010 (Restated)	2009
Revenues
Management Fees
Controlled investments	$-	$-
Non-controlled / Non-Affiliate investments	-	-
Total revenues	-	-
Expenses:
Officer and employee compensation	15,000	15,000
Professional fees	3,743	6,461
Director fees	-	-
Website expense	-
Rent	6,857	7,767
Office supplies and expenses	-	-
Other general and administrative expense	3,635	5,907
Total expenses	29,235	35,135
Earnings (loss) before income taxes	(29,235)	(35,135)
Income tax expense (benefit)	(8,000)	-
Net earnings (loss) from operations	(21,235)	(35,135)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	-	-
Change in unrealized appreciation (depreciation) of investments
Controlled (net of deferred tax of $1,103,000 in 2010 and $0 in 2009)	2,923,232	-
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized gains (losses)	2,923,232	-
Net increase (decrease) in net assets (liabilities) from operations	$2,901,997	$(35,135)

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$6.22	$(1.37)
Weighted average common shares outstanding,
basic and diluted	466,381	25,703

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010 (Restated)	2009
Revenues
Management Fees		$-
Controlled investments	$-
Non-controlled / Non-Affiliate investments
Total revenues	-	-
Expenses:
Officer and employee compensation	45,000	45,000
Professional fees	29,171	39,927
Director fees	2,000	-
Website expense	3,623	-
Rent	22,249	18,573
Non-cash consulting fees	-	222,873
Other general and administrative expense	7,532	7,632
Total expenses	109,575	334,005
Earnings (loss) before income taxes	(109,575)	(334,005)
Income tax expense (benefit)	(30,000)	(15,887)
Net earnings (loss) from operations	(79,575)	(318,118)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	-	(8,994)
Change in unrealized appreciation (depreciation) of investments
Controlled (net of deferred tax of $1,103,000 in 2010 and $0 in 2009)	2,923,108	-
Non-controlled / Non-Affiliate	-	6,900
Net realized and unrealized gains (losses)	2,923,108	(2,094)
Net increase (decrease) in net assets (liabilities) from operations	$2,843,533	$(320,212)

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$34.73	$(12.460)
Weighted average common shares outstanding,
basic and diluted	81,881	25,703

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010 (Restated)	2009
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$2,843,533	$(320,212)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation)
of investments	(4,026,108)	(6,900)
Deferred income taxes	1,073,000
Common stock issued for services	-	222,873
Loss on sales of investments	-	8,994
Purchase of investments	(62,537)	-
Depreciation and amortization	1,725	386
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(4,600)	-
IRS refund paid to related party		(15,887)
Advance from one related party paid to another related party		(10,000)
Increase (decrease) in accounts payable	1,900	-
Accrued compensation for Chief Executive Officer	45,000	45,000
Amounts paid by or loaned by related parties	120,586	78,232
Net cash provided (used) by operating activities	(7,501)	2,486
Cash flows from investing activities:
Proceeds from sale of investments	-	2,255
Purchase of furniture and equipment	(7,421)	(5,542)
Net cash used in investing activities	(7,421)	(3,287)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Collection of stock subscriptions	-	-
Net cash provided by (used in) financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(14,922)	(801)
Cash and cash equivalents, beginning of period	15,808	928
Cash and cash equivalents, end of period	$886	$127

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	77,000	-
Acquisition of investments	130,000	-
Stock subscriptions receivable	35,200	-

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Changes in Net Assets (Liabilities)
Nine Months Ended September, 2010 and 2009
(Unaudited)

	2010 (Restated)	2009
Changes in net assets (liabilities) from operations:
Net earnings (loss) from operations	$(79,575)	$(318,118)
Net realized gain (loss) on sale of investments	-	(8,994)
Change in net unrealized appreciation (depreciation) of
investments, net	2,923,108	6,900
Net increase (decrease) in net assets (liabilities) from operations	2,843,533	(320,212)

Capital stock transactions:
Common stock issued:
Investments	$130,000	-
Amount due shareholder	77,000	-
For services		222,873
Net increase in net assets from stock transactions	$207,000	222,873

Net increase (decrease) in net assets (liabilities)	3,050,533	(97,339)
Net assets (liabilities), beginning of period	(177,115)	(54,047)
Net assets (liabilities), end of period	$2,873,418	$(151,386)

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Financial Highlights
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010 (Restated)	2009
PER SHARE INFORMATION
Net (liability) value, beginning of period	$(6.89)	$(3.43)
Net (increase) decrease from operations	(0.97)	(12.47)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments	35.70	(0.08)
Net increase (decrease) from stock transactions (2)	(27.60)	10.09
Net asset (liability) value, end of period	$0.24	$(5.89)

Per share market value:
Beginning of period	$5.00	$22.00
End of period	$1.00	$25.00

Investment return, based on change in market price from beginning to end of period (1)	-80.0%	13.6%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$2,873,418	$(151,385)
Average net assets (liabilities)	439,974	(104,039)
Annualized expenses	146,100	445,340
Annualized net increase (decrease) in net assets
(liabilities) from operations	3,791,377	(426,949)
Annualized ratio of expenses to average net assets (liabilities)	33.2%	(428.1%)
Annualized ratio of net increase (decrease) in net assets
(liabilities) from operations to average net assets (liabilities)	861.7%	410.4%
Shares outstanding at end of period	11,889,363	25,703
Weighted average shares outstanding during period	81,881	25,501

(1) Periods of less than one year are not annualized.
(2) Includes the effect of using weighted average shares outstanding during the period for components of net asset (liability) and using actual shares outstanding at the end of the period for net asset (liability)
at the end of the period.

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
September 30, 2010

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:

64.0%	Sep-10	Virurl, Inc.	$5,785	$2,072,050
62.6%	Sep-10	Stockr, Inc.	21,420	1,981,387
97.8%	Sep-10	LottoPals, Inc.	3,300	3,300
99.6%	Sep-10	Clowd, Inc.	65,000	65,000
42.0%	Sep-10	Sanguine Biosciences, Inc.	11,615	11,615
50.0%	Sep-10	Stocktown Productions, Inc.	10,481	10,481
100.0%	Sep-10	Bay Street Advisors, Inc.	65,025	65,025
100.0%	Sep-10	BioSmash Media, Inc.	5,950	5,950
40.0%	Sep-10	L Carter Media, Inc.	3,961	3,961
			$192,537	$4,218,769

Investments in non-controlled portfolio companies-miscellaneous			393	599
		Total investments	$192,930	4,219,368
		Cash and other assets, less liabilities (1)		(1,345,950)
		Net asset value at September 30, 2010		$2,873,418

(1) Restated
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

GOING CONCERN

At September 30, 2010 and December 31, 2009, the Company had current assets excluding investments of $886 and $15,808; current liabilities of $290,383 and $199,897; and a working capital deficit, excluding investments, of $289,497 and $184,089.  The Company incurred a net loss from operations of $79,575 during the nine months ended September 30, 2010.  The Company’s only sources of cash flow has been from sales of investments, the sale of the Company’s restricted common stock and loans from the CEO.

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

NOTE 4:                      INVESTMENTS AND VALUATION

Investments in controlled portfolio companies are based on Level 3 inputs and are as follows at September 30, 2010 (none at December 31, 2009):

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:

64.0%	Sep-10	Virurl, Inc.	$5,785	$2,072,050
62.6%	Sep-10	Stockr, Inc.	21,420	1,981,387
97.8%	Sep-10	LottoPals, Inc.	3,300	3,300
99.6%	Sep-10	Clowd, Inc.	65,000	65,000
42.0%	Sep-10	Sanguine Biosciences, Inc.	11,615	11,615
50.0%	Sep-10	Stocktown Productions, Inc.	10,481	10,481
100.0%	Sep-10	Bay Street Advisors, Inc.	65,025	65,025
100.0%	Sep-10	BioSmash Media, Inc.	5,950	5,950
40.0%	Sep-10	L Carter Media, Inc.	3,961	3,961
			$192,537	$4,218,769

Investments in non-controlled portfolio companies-miscellaneous			393	599
		Total investments	$192,930	4,219,368
		Cash and other assets, less liabilities (1)		(1,345,950)
		Net asset value at March 31, 2011		$2,873,418

(1) Restated
See accompanying notes to financial statements.

Investments in controlled portfolio companies are based on Level 3 inputs and are as follows at September 30, 2010 (none at December 31, 2009):

1)	Virurl, Inc. – virurl.com (beta)
Virurl, a Delaware corporation is a human-powered advertising platform that enables website owners and content producers to drive web traffic by leveraging the viral growth and distribution of information that built some of the fastest growing companies in the world. Advertisers seeking to spread their content are connected directly to the consumers and their contact networks via the Virurl platform, where consumers are compensated for spreading content. This structure serves to align the interests of advertisers and consumers by redistributing the flow of advertising dollars.

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

At September 30, 2010 and December 31, 2009, the Company owed its CEO $288,483 and $159,897, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at September 30, 2010 and December 31, 2009 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.50 per share or NAV per share, whichever is greater (267,614 shares at September 30, 2010 and December 31, 2009).  NAV at September 30, 2010 is $0.24 per share and at December 31, 2009 is ($6.89) per share.

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

NOTE 9:                      INCOME TAXES

Deferred income tax expense is summarized as follows for the nine months ended September 30, 2010 and 2009.

	2010 (Restated)	2009

Operations	$(30,000)	$(15,887)
Unrealized appreciation of investments	1,103,000	-
	$1,073,000	$(15,887)

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 is as follows.

	2010	2009
	(Restated)

Tax expense (benefit) computed at statutory rate	$1,332,000	(114,000)
Effect of permanent differences	26,100	113
Increase (decrease) in valuation allowance	(285,100)	98,000
	$1,073,000	$(15,887)

NOTE 10:                      AMENDMENT TO CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A amends the Registrant’s quarterly report on form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 22, 2010.

The Amendment records a deferred tax liability related to unrealized gains generated by the Company in the quarter ended September 30, 2010. See Note 9: Income Taxes for additional detail. The Amendment also reclassifies the input level upon which we base our fair value measurements from Level 2 inputs to Level 3 inputs.

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

Results of Operations

Comparison of the three months ended September 30, 2010 and 2009 –

Revenues - The Company had no revenues in either 2010 or 2009.

Expenses for the three months ended September 30, 2010 and 2009 are as follows:

Expenses:	2010	2009
Officer and employee compensation	15,000	15,000
Professional fees	3,743	6,461
Rent	6,857	7,767
Other general and administrative expense	3,635	5,907
Total expenses	29,235	35,135

The Company began funding several investments during the quarter ended September 30, 2010, see Note 4.  An expansion of operating costs is expected to commence in the fourth quarter as the Company begins to implement its business plan.

Net realized and unrealized gains (losses) for the three months ended September 30, 2010 and 2009 follow:

	2010 (Restated)	2009

Net realized gain (loss) on investments, net of income taxes of none	$-	$-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of $1,103,000 in 2010 and $0 in 2009	2,923,232	-
Net realized and unrealized gains (losses)	$2,923,232	$-

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

Net realized and unrealized gains (losses) for the nine months ended September 30, 2010 and 2009 follow:

	2010 (Restated)	2009

Net realized gain (loss) on investments, net of income taxes of none	$-	$(8,994)
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of $1,103,000 in 2010 and $0 in 2009	2,923,108	6,900
Net realized and unrealized gains (losses)	$2,923,108	$(2,094)

The Company initiated funding of several investments during the three months ended September 30, 2010.  See Note 4 for valuation.

Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, the Company had current assets of $886 and $15,808, exclusive of investments; current liabilities of $290,383 and $199,897; and a working capital deficit, exclusive of investments, of $289,497 and $184,089 at September 30, 2010 and December 31, 2009, respectively.  The Company incurred a net loss from operations of $79,575 during the nine months ended September 30, 2010.

The Company’s only sources of cash flow has been from sales of investments, the sale of the Company’s restricted common stock and loans from the CEO.

The Company’s current sources of funding will come from the sale of the Company’s marketable investments, the sale of the Company’s common stock and from loans from the CEO.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stock holders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $4,236,801 and from this, are subtracted liabilities and debts of $1,363,383.  There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The NAV is therefore $2,873,418.  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (11,889,363).  The NAV/S is $0.24.

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