Form 10-K/A
period 2010-12-31
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2011-08-24
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
      (Amendment No.1)

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

EXPLANATORY NOTE

This Form 10-K/A amends the Registrant’s annual report on form 10-K for the annual period ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to make the following changes:

•	Record deferred income taxes
•	Reclassify input levels within the fair value hierarchy
•	Add shareholder return performance graph
•	Provide currently dated Exhibit Nos. 31-1, 31-2, 32-1 and 32-2

This restatement is to correct errors found by the Company subsequent to filing its Form 10-Q for the quarter ended March 31, 2011. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2010, there were approximately 839 holders of record of our common stock and we had 11,889,363 common shares issued and outstanding.

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

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 3000 Financial Services Index for the period December 27, 2006 through December 31, 2010. The graph assumes that, on Decempber 27, 2006, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 3000 Financial Services Index (“Russell 3000”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, or the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

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

	2010 (Restated)	2009	2008	2007	2006

Revenues	$45,000	$-	$5,614	$231,954	$562,146
Administrative expenses	145,631	359,783	154,574	186,244	246,694
Net earnings (loss) from operations	(73,631)	(359,783)	(148,960)	45,710	315,452
Other income (expense)				11,564	-
Earnings (loss) before income taxes
and realized and unrealized gains
and (losses)	(100,631)	(359,783)	(158,960)	57,274	315,452
Net earnings (loss) from operations
available to common stockholders	(73,631)	(343,896)	(148,960)	95,213	315,452
Net realized and unrealized gains
(losses)	5,852,766	(2,045)	(72,680)	(452,532)	183,835
Net increase (decrease) in net
assets from operations	$5,779,135	$(345,941)	$(221,640)	$(357,319)	$499,287
Earnings (loss) per share
basic and diluted	$1.86	$(0.28)	$(0.30)	$(0.63)	$1.11

Balance sheet data:
Investments at fair value	$8,710,548	$723	$5,024	$137,020	$504,564
Cash	374	15,808	928	3,653	326
Total assets	8,728,361	22,782	7,415	180,447	504,890
Total liabilities	2,898,891	199,897	61,462	18,854	89,375
Net assets (liabilities)	5,829,470	(177,115)	(54,047)	161,593	415,515
Common stock outstanding at
year end	11,889,363	25,703	16,963	14,963	8,963

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

LIQUIDITY AND CAPITAL RESOURCES AND CAPITAL EXPENDITURES

At December 31, 2010 and 2009, the Company had current assets of $374 and $15,808; current liabilities of $313,891 and $199,897; a working capital deficit of $313,517 and $184,089 at December 31, 2010 and 2009, respectively.  The Company incurred a net loss from operations of $73,631 during the year ended December 31, 2010.  The Company’s only source of cash flow has been from loans from its CEO, management fees, and investments in the Company’s common stock.

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

NET REALIZED AND UNREALIZED GAIN (LOSS)

Net realized and unrealized gain (loss) for the years ended December 31, 2010, 2009 and 2008 is as follows:

Net realized and unrealized gains (losses):	2010 (Restated)	2009	2008
Net realized loss on investments, net of income taxes
of none	(100)	(8,994)	(324,806)
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of $2,612,000 in 2010 and $0 in 2009 and 2008	5,852,866	6,949	252,126
Net realized and unrealized gains (losses)	$5,852,766	$(2,045)	$(72,680)

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
August 15, 2011

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

  /s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
April 12, 2010

Los Angeles Syndicate of Technology, Inc.
Statements of Net Assets (Liabilities)
As of December 31, 2010 and 2009

	2010	2009
	(Restated) Unaudited
ASSETS
Investments in portfolio companies:
Controlled (cost $244,959 at December 31, 2010)	$8,709,974	$-
Non-controlled (cost $393 at December 31, 2010)	574	723
Total investments	8,710,548	723
Cash and cash equivalents	374	15,808
Office furniture and equipment, net	12,839	6,251
Deposit	4,600	-

TOTAL ASSETS	8,728,361	22,782

LIABILITIES
Accounts payable, trade	2,029	-
Amounts due related parties	311,862	199,897
Deferred income taxes	2,585,000	-
TOTAL LIABILITIES	2,898,891	199,897
NET ASSETS	$5,829,470	$(177,115)

Commitments and contingencies (Note 7)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares;
11,889,363 and 25,703 shares issued and outstanding at
December 31, 2010 and 2009, respectively	11,888	26
Additional paid in capital	3,080,263	2,849,925
Stock subscription receivable	(14,750)	-
Accumulated deficit:
Accumulated net operating loss	(2,757,275)	(2,683,644)
Net realized gain (loss) on investments	(343,852)	(343,752)
Net unrealized appreciation (depreciation) of investments	5,853,196	330
NET ASSETS	$5,829,470	$(177,115)
NET ASSET VALUE PER SHARE	$0.49	$(0.14)

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Statements of Operations
Three Years Ended December 31, 2010, 2009 and 2008
(Unaudited)

	2010 (Restated)	2009	2008
Revenues
Management Fees
Controlled investments	$45,000	$-	$-
Non-controlled investments	-	-
Interest income from cash investments			5,614
Total revenues	45,000	-	5,614
Expenses:
Legal, audit and consulting fees	26,130	37,493	36,277
Compensation and benefits	60,000	60,000	60,000
Non-cash compensation	-	222,873	-
Director fees	2,000	-	-
Transfer agent fees	8,752	3,834	4,306
Rent	30,113	26,327	31,749
Other general and administrative expenses	18,636	9,256	22,242
Total expenses	145,631	359,783	154,574
Earnings (loss) before income taxes	(100,631)	(359,783)	(148,960)
Income tax expense (benefit)	(27,000)	(15,887)	-
Net earnings (loss) from operations	(73,631)	(343,896)	(148,960)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	(100)	(8,994)	(324,806)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of $2,612,000 at December 31, 2010
and $0 for 2009 and 2008	5,852,866	6,949	252,126
Net realized and unrealized gains (losses)
Net increase (decrease) in net assets (liabilities) from operations	$5,779,135	$(345,941)	$(221,640)

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$1.86	$(13.53)	$(13.88)
Weighted average common shares outstanding,
basic and diluted	3,114,113	25,559	15,968

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Statements of Cash Flows
Three Years Ended December 31, 2010, 2009 and 2008

	2010 (Restated)	2009	2008
Cash flows from operating activities:
Net increase (decrease) in net assets from operations
applicable to common stock	$5,779,135	$(345,941)	$(221,640)
Adjustments to reconcile net increase (decrease) in
net assets from operations to net cash used in
operating activities:
Change in unrealized (appreciation) depreciation
of investments in portfolio companies	-	(6,949)	(252,126)
Deferred income taxes	(8,464,866)
Net realized loss on investments in portfolio companies	100	8,994	324,806
Depreciation	2,430	755	372
Common stock issued for services	-	222,873	-
Increase in income tax refund receivable	-	-	37,939
(Increase) in deposits	(4,600)
IRS refund paid to related party	-	(15,887)
Increase (decrease) in accounts payable	2,029	-	(4,813)
Increase in amounts due related parties	171,477	154,322	53,421
Net cash provided by (used) in operating activities	70,705	18,167	(62,041)
Cash flows from investing activities:
Cash payments made for investment acquisitions	(97,571)	-	-
Proceeds from sale of investments in portfolio companies	-	2,256	59,316
Purchase of office equipment	(9,018)	(5,543)	-
Net cash provided by (used) in investing activities	(106,589)	(3,287)	59,316
Cash flows from financing activities:
Proceeds from sale of common stock	20,450	-	-
Net cash provided by financing activities	20,450	-	-
Net increase (decrease) in cash and cash equivalents	(15,434)	14,880	(2,725)
Cash and cash equivalents, beginning of period	15,808	928	3,653
Cash and cash equivalents, end of period	$374	$15,808	$928

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for:
Amounts due CEO	77,000	-	6,000
Investments in portfolio companies	130,000	-	-
Convertible note payable issued to CEO for amounts
due him		133,807	-
Investment exchanged for stock subscription receivable		-	-

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Statements of Changes in Net Assets (Liabilities)
Three Years Ended December 31, 2010, 2009 and 2008

	2010 (Restated)	2009	2008
Changes in net assets from operations:
Net earnings (loss) from operations
available to common stock	$(73,631)	$(343,896)	$(148,960)
Net realized loss on sale of investments, net	(100)	(8,994)	(324,806)
Change in net unrealized appreciation (depreciation)
of investments, net	5,852,866	6,949	252,126
Net increase (decrease) in net assets from operations	5,779,135	(345,941)	(221,640)

Capital stock transactions:
Common stock issued for:	-	-	-
Cash	20,450	-	-
Investments in portfolio companies	130,000	-	-
Amounts due to CEO	77,000	-	6,000
Services	-	222,873	-
Net increase (decrease) in net assets from stock transactions	227,450	222,873	6,000
Net increase (decrease) in net assets	6,006,585	(123,068)	(215,640)
Net assets (liabilities), beginning of period	(177,115)	(54,047)	161,593
Net assets (liabilities), end of period	$5,829,470	$(177,115)	$(54,047)

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
December 31, 2010

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:

100.0%	Sep-10	Clowd, Inc.	$65,000	$65,000
62.6%	Sep-10	Stockr, Inc.	52,458	2,661,455
64.0%	Sep-10	Virurl, Inc.	19,477	2,887,440
49.7%	Sep-10	Sanguine Biosciences, Inc.	20,450	20,450
50.0%	Sep-10	Stocktown Productions, Inc.	10,504	10,504
97.8%	Sep-10	LottoPals, Inc.	11,945	3,000,000
100.0%	Sep-10	Bay Street Advisors, Inc.	65,125	65,125
			244,959	$8,709,974

Investments in non-controlled portfolio companies-miscellaneous			393	574
		Total investments	$245,352	8,710,548
		Cash and other assets, less liabilities (1)		(2,881,078)
		Net asset value at December 31, 2011		$5,829,470

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

GOING CONCERN

At December 31, 2010 and 2009, the Company had current assets of $374 and $15,808; current liabilities of $313,891 and $199,897; a working capital deficit of $313,517 and $184,089 at December 31, 2010 and 2009, respectively.  The Company incurred a net loss from operations of $73,361 during the year ended December 31, 2010.  The Company’s only sources of cash flow has been from loans from its CEO, management fees, and proceeds from sales of common stock

The Company is in process of raising funds through private placements of common stock.

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

NOTE 4:                 INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at December 31, 2010 and 2009, the valuation of which are primarily based on Level 3 inputs:

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010
Assets:
Portfolio company securities (1)	$8,710,548	$574	$-	$8,709,974

December 31, 2009
Assets:
Portfolio company securities	$723	$723	$-	$-

(1) Restated from Level 2 to Level 3

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

1.
Management considers which fair value techniques are applicable based on the type of investment being valued. If applying the asset approach, our management team aggregates the costs spent to develop the business and estimates the current cost to replicate such technology by another party. Under the market approach, our management team considers all transactions involving the portfolio company, as well as the current valuation levels of comparable investments. When applying the income approach, our management team develops cash flow forecasts and utilizes various discounted cash flow valuation techniques to approximate fair value. Management evaluates and weights the resulting valuations, considering the reasonableness of the range indicated by those results.

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

Stocktown Productions is a creative production company based in Santa Monica, California, specializing in video, animation and visual effects. In addition to video production, we provide web design, photography and graphic design work- bringing an original style and cutting-edge concept to each of our projects.

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

NOTE 5:         COMPOSITION OF NET ASSETS (LIABILITIES) - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001.  Each share has one voting right.  There are 11,889,363 and 25,703 common shares issued and outstanding at December 31, 2010 and 2009, respectively.

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

NOTE 7:         PROVISION FOR INCOME TAXES

Deferred income tax expense is summarized as follows for the year ended December 31, 2010 and 2009.

	2010 (Restated)	2009

Operations	$(27,000)	$(15,887)
Unrealized appreciation of investments	2,612,000	-
	$2,585,000	$(15,887)

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows.

	2010 (Restated)	2009	2008

Tax expense (benefit) computed at statutory rate	$2,844,000	$(123,000)	$(75,400)
Effect of permanent differences	26,100	9,913	(800)
Increase in valuation allowance	(285,100)	97,200	76,200

	$2,585,000	$(15,887)	$-

As of December 31, 2010, the Company has approximately $70,000 of capital loss available to offset future capital gains, which expire through the year 2014.  At December 31, 2010, the Company had approximately $750,000 of net operating loss available to offset future taxable income for years through 2030.  The Company filed a net operating loss carryback with $81,284 of its 2008 tax loss to 2006 and received a refund of $15,887, which was included in the 2009 statement of operations when received.  The book basis of investments exceeds the tax basis by $8,465,196.

At December 31, 2010 and 2009, significant components of the Company’s deferred tax assets are summarized below.

	2010 (Restated)	2009

Deferred tax assets (liabilities):
Net capital loss carryforward	$24,000	$26,800
Net operating loss carryforward	255,200	237,800
Investments	(2,878,000)	100
Accrued expenses	16,400	20,400
Fixed assets	(2,600)	-
Net deferred tax assets (liabilities)	(2,585,000)	285,100
Less valuation allowance	-	(285,100)
Total deferred tax assets	(2,585,000)	-

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

Los Angeles Syndicate of Technology, Inc.
Financial Highlights
Four Years Ended December 31, 2010, 2009, 2008, and 2007

	2010 (Restated)	2009	2008	2007
Per share information:
Net asset (liability) value, beginning of period	$(0.14)	$(0.07)	$0.24	$1.07
Net increase (decrease) from operations	(0.02)	(0.28)	(0.20)	0.17
Net change in realized and unrealized appreciation
(depreciation) on investments	1.88	(0.00)	(0.10)	(0.79)
Net increase (decrease) from stock transactions (1)	(1.22)	0.21	(0.00)	(0.21)
Net asset (liability) value, end of period	$0.49	$(0.14)	$(0.07)	$0.24

Per share market value:
Beginning of period	$5.0000	$22.0000	$8.5000	$80.0000
End of period	2.5000	5.0000	22.0000	8.5000
Investment return, based on market price at
beginning of period	-50%	-77%	159%	-89%

Ratios/supplemental data:
Net assets (liabilities) end of period	$5,829,470	$(177,115)	$(54,047)	$161,593
Average net assets (liabilities)	2,074,559	(117,244)	(41,665)	268,674

Ratio of expenses to average net assets (liabilities)	7.0%	-306.9%	-371.0%	65.0%
Ratio of increase (decrease) in net assets (liabilities) from
operations to average net assets (liabilities)	278.6%	295.1%	532.0%	-133.0%

Weighted average number of shares outstanding:
Basic and diluted	3,114,113	25,559	15,968	12,595

Number of shares outstanding, end of period	11,889,363	25,703	16,963	14,963

(1) Includes effect of using weighted average shares outstanding during the period and total shares outstanding at the end of the period.

NOTE 10:      AMENDMENT TO CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-K/A amends the Registrant’s annual report on form 10-K for the annual period ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011.

The Amendment records a deferred tax liability related to unrealized gains generated by the Company in the year ended December 31, 2010. See Note 7: Provision for Income Taxes for additional detail. The Amendment also reclassifies the input level upon which we base our fair value measurements from Level 2 inputs to Level 3 inputs. See Note 4: Investments and Valuations for additional detail on the fair value hierarchy.  Additionally, this amendment adds a shareholder return performance graph to Part II, Item 5 of this report.

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

At December 31, 2010 and December 31, 2009, the Company owed its CEO $311,862 and $159,897, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at December 31, 2010 and December 31, 2009 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.50 per share or NAV per share, whichever is greater (188,460 shares at December 31, 2010).  NAV at December 31, 2010 is $0.49 per share.

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