Form 10-Q/A
period 2011-03-31
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2011-08-24
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 on May 13, 2011 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to make the following changes:

•	Record a deferred income tax liability in prior period
•	Reflect intention to elect to be taxed as an RIC under Subchapter M of the Internal Revenue Code of 1986
•	Reclassify input levels within the fair value hierarchy
•	Provide currently dated Exhibit Nos. 31-1, 31-2, 32-1 and 32-2.

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

See Note 9 for additional detail regarding the Amendment.

Los Angeles Syndicate of Technology, Inc.

INDEX

Page
No.
Part I Financial Information (unaudited)

Item 1: Condensed Financial Statements

Statements of Net Assets as of March 31, 2011 and December 31, 2010	4
Statements of Operations – For the Three Months Ended March 31, 2011 and 2010	5
Statements of Cash Flows – For the Three Months Ended March 31, 2011 and 2010	6
Statements of Changes in Net Assets (Liabilities) – For the Three Months Ended March 31, 2011 and 2010	7
Financial Highlights – For the Three Months Ended March 31, 2011 and 2010	8
Schedule of Investments as of March 31, 2011	9
Schedule of Investments as of December 31, 2010	10
Notes to Condensed Financial Statements	11
Item 2: Managements' Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3: Quantitative and Qualitative Disclosure about Market Risk	30
Item 4: Controls and Procedures	30

Part II Other Information	32

Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits
Signatures
Exhibits

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Net Assets
March 31, 2011 (unaudited) and December 31, 2010

	2011	2010
	Unaudited	(Restated)
ASSETS
Investments in portfolio companies:
Controlled (cost $239,247 at March 31, 2011 and $244,959 at December 31, 2010)	$11,594,272	$8,709,974
Non-controlled (cost $393 at March 31, 2011 and $393 at December 31, 2010)	739	574
Total investments	11,595,011	8,710,548
Cash and cash equivalents	79,401	374
Office furniture and equipment, net	12,080	12,839
Deposit	4,600	4,600
TOTAL ASSETS	11,691,092	8,728,361

LIABILITIES
Accounts payable, trade	5,400	2,029
Amounts due related parties	150,120	311,862
Income tax reserve	-	2,585,000
TOTAL LIABILITIES	155,520	2,898,891
NET ASSETS	$11,535,572	$5,829,470

Commitments and contingencies (Note 7)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares;
11,589,399 and 11,889,363 shares issued and outstanding at
March 31, 2011 and December 31, 2010	11,589	11,888
Additional paid in capital	3,368,562	3,080,263
Stock subscription receivable	(17,200)	(14,750)
Accumulated deficit:
Accumulated net operating loss	(2,838,898)	(2,757,275)
Net realized gain (loss) on investments	(343,852)	(343,852)
Net unrealized appreciation (depreciation) of investments	11,355,371	5,853,196
NET ASSETS	$11,535,572	$5,829,470
NET ASSET VALUE PER SHARE	$1.00	$0.49

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Revenues
Management Fees		$-
	$27,500

Total revenues	27,500	-
Expenses:
Officer and employee compensation	59,000	15,000
Professional fees	7,186	14,430
Director fees	-	2,000
Website expense	803	3,623
Rent	7,350	7,770
Office supplies and expenses	2,842	71
Other general and administrative expense	4,942	2,348
Total expenses	82,123	45,242
Earnings (loss) before income taxes	(54,623)	(45,242)
Income tax expense (benefit)	-	-
Net earnings (loss) from operations	(54,623)	(45,242)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes
of none	-	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none	2,890,175	-
Net realized and unrealized gains (losses)	2,890,175	-
Net increase (decrease) in net assets (liabilities) from operations	$2,835,552	$(45,242)

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$0.24	$(1.76)
Weighted average common shares outstanding,
basic and diluted	11,647,176	25,703

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

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Changes in Net Assets (Liabilities)
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011 (Restated)	2010
Changes in net assets (liabilities) from operations:
Net earnings (loss) from operations	$(54,623)	$(45,242)
Net realized gain (loss) on sale of investments	-	-
Change in net unrealized appreciation (depreciation) of	2,890,175	-
investments, net
Net increase (decrease) in net assets (liabilities) from operations	2,835,552	(45,242)

Other changes in net assets:
Decrease in deferred tax liability (1)	2,585,000

Capital stock transactions:
Common stock issued:
Cash	125,000	-
Amount due shareholder	175,000	-
Stock subscriptions collected	50,550	-
Rescission of investment acquisition	(65,000)	-
Net increase in net assets from stock transactions	285,550	-

Net increase (decrease) in net assets (liabilities)	5,706,102	(45,242)
Net assets (liabilities), beginning of period	5,829,470	(177,115)
Net assets (liabilities), end of period	$11,535,572	$(222,357)

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

Los Angeles Syndicate of Technology, Inc.
Financial Highlights
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011 (Restated)	2010
PER SHARE INFORMATION
Net (liability) value, beginning of period	$0.49	$(0.14)
Net (increase) decrease from operations	(0.01)	(0.04)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments	0.25	-
Net (increase) decrease from changes in deferred liabilities (1)	0.22
Net increase (decrease) from stock transactions (2)	0.04	-
Net asset (liability) value, end of period	$1.00	$(0.18)

Per share market value:
Beginning of period	$2.50	$5.00
End of period	$2.50	$5.25

Investment return, based on change in market price from beginning to end of period (3)	0.0%	5.0%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$11,535,572	$(222,357)
Average net assets (liabilities)	8,682,521	(196,746)
Annualized expenses	328,492	180,968
Annualized net increase (decrease) in net assets
(liabilities) from operations	11,342,208	180,968
Annualized ratio of expenses to average net assets (liabilities)	3.8%	-92.0%
Annualized ratio of net increase (decrease) in net assets
(liabilities) from operations to average net assets (liabilities)	130.6%	-92.0%
Shares outstanding at end of period	11,589,399	25,703
Weighted average shares outstanding during period	11,646,899	25,703

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

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
March 31, 2011

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:

64.0%	Sep-10	Virurl, Inc.	$31,363	2,887,440
62.6%	Sep-10	Stockr, Inc.	52,538	2,661,455
97.8%	Sep-10	LottoPals, Inc.	27,250	3,000,000
99.6%	Sep-10	Clowd, Inc.	70,271	2,987,552
42.0%	Sep-10	Sanguine Biosciences, Inc.	42,450	42,450
50.0%	Sep-10	Stocktown Productions, Inc.	15,375	15,375
			239,247	11,594,272

Investments in non-controlled portfolio companies-miscellaneous			393	739
		Total investments	$239,640	11,595,011
		Cash and other assets, less liabilities		(59,439)
		Net asset value at March 31, 2011		$11,535,572

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

GOING CONCERN

The Company incurred a net loss from operations of $54,623 during the three months ended March 31, 2011.  The Company’s only sources of cash flow have been from the sale of the Company’s restricted common stock, management fees from portfolio companies and loans from the CEO.

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

Level 3 inputs we use include the terms of recent capital transactions with unrelated investors, financial statement metrics of comparable companies, non-financial statement metrics of comparable companies, projected cash flows of our investments, applicable discount rates, the value of developed intellectual property, the value of the domain name and other proprietary assets.

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

During the three months ended March 31, 2011, the Company sold 125,000 shares of its common stock for $125,000 in cash, issued 175,000 shares of its common stock for $175,000 due to its CEO, rescinded the acquisition of one investment valued at $65,000 for which 3,250,000 shares of its common stock had been issued, cancelled 600,000 of these shares and obtained stock subscriptions for the remaining 2,650,000 shares of common stock.

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

At March 31, 2011 and December 31, 2010, the Company owed its CEO $150,120 and $311,862, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties.  The amount owed at December 31, 2010 includes a non-interest bearing convertible note in the amount of $133,807 which is convertible at $0.50 per share or NAV per share, whichever is greater (188,460 shares at December 31, 2010).  NAV at December 31, 2010 is $0.49 per share.  On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

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

NOTE 8:                      SUBSEQUENT EVENTS

N/A

NOTE 9:                      AMENDMENT TO CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A amends the Registrant’s quarterly report on form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission on May 13, 2011.

The Amendment reflects our intention to elect to be taxed as an RIC under Subchapter M of the Internal Revenue Code of 1986. The Amendment also records 2010 deferred income taxes related to unrealized gains generated in the fiscal year 2010, and reclassifies the input level upon which we base our fair value measurements from Level 2 inputs to Level 3 inputs.

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

Not applicable

ITEM 5:                  OTHER INFORMATION

Not applicable

ITEM 6:                  EXHIBITS

The following exhibits are filed with this report on Form 10-Q/A.

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
James Jago
Chief Financial Officer