Form 10-Q/A
period 2011-06-30
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2011-09-13
CIK 912844

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Los Angeles Syndicate of Technology Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6:                       EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31       Certifications pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 22, 2011).

Exhibit 32       Certifications pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 22, 2011).

Exhibit 101     Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

DATE	SIGNATURE/TITLE

September 13, 2011	By: /s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

September 13, 2011	By: /s/ James Jago
James Jago
Chief Financial Officer