Form 10-Q
period 2011-09-30
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2011-11-14
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                      September 30, 2011

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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of September 30, 2011, is 11,741,899 shares.

Los Angeles Syndicate of Technology, Inc.

INDEX

Page
No.

Part I	Financial Information (unaudited)

Item 1:	Condensed Financial Statements

	Statements of Net Assets as of September 30, 2011 and December 31, 2010	3
	Statements of Operations – For the Three Months Ended September 30, 2011 and 2010	4
	Statements of Operations – For the Nine Months Ended September 30, 2011 and 2010	5
	Statements of Cash Flows – For the Nine Months Ended September 30, 2011 and 2010	6
	Statements of Changes in Net Assets (Liabilities) – For the Nine Months Ended September 30, 2011 and 2010	7
	Financial Highlights – For the Nine Months Ended September 30, 2011 and 2010	8
	Schedule of Investments as of September 30, 2011	9
	Schedule of Investments as of December 31, 2010	10
	Notes to Condensed Financial Statements	11
Item 2:	Managements' Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	31
Item 4:	Controls and Procedures	31

Part II	Other Information	32

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits
Signatures
Exhibits

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Net Assets
September 30, 2011 (unaudited) and December 31, 2010

	2011	2010
	(Unaudited)	(Restated)
ASSETS
Investments in portfolio companies:
Controlled (cost $367,177. at September 30, 2011 and $244,959 at December 31, 2010)	$11,641,151	$8,709,974
Non-controlled (cost $0 at September 30, 2011 and $393 at December 31, 2010)	-	574
Total investments	11,641,151	8,710,548
Cash and cash equivalents	32,392	374
Office furniture and equipment, net	10,562	12,839
Deposit	4,600	4,600
Prepaid Expenses	2,000
TOTAL ASSETS	11,690,705	8,728,361

LIABILITIES
Accounts payable, trade	11,329	2,029
Amounts due related parties	105,294	311,862
Deferred taxes	-	2,585,000
TOTAL LIABILITIES	116,623	2,898,891
NET ASSETS	$11,574,082	$5,829,470

Commitments and contingencies (Note 7)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares;
11,741,899 and 11,889,363 shares issued and outstanding at
September 30, 2011 and December 31, 2010	11,742	11,888
Additional paid in capital	3,520,909	3,080,263
Stock subscription receivable	(15,100)	(14,750)
Accumulated deficit:
Accumulated net operating loss	(2,873,199)	(2,757,275)
Net realized gain (loss) on investments	(344,245)	(343,852)
Net unrealized appreciation (depreciation) of investments	11,273,975	5,853,196
NET ASSETS	$11,574,082	$5,829,470
NET ASSET VALUE PER SHARE	$0.99	$0.49

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Three Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenues		(Restated)
Management Fees
Controlled investments	$25,000	$-
Non-controlled investments	-	-
Total revenues	25,000	-
Expenses:
Officer and employee compensation	11,720	15,000
Professional fees	9,875	3,743
Director fees	750	-
Website expense	169
Rent	6,580	6,857
Office supplies and expenses	3,053	-
Other general and administrative expense	7,645	3,635
Total expenses	39,792	29,235
Earnings (loss) before income taxes	(14,792)	(29,235)
Income tax expense (benefit)	-	(8,000)
Net earnings (loss) from operations	(14,792)	(21,235)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and $1,103,000 in 2010
Controlled	(54,023)	2,923,232
Non-controlled / Non-Affiliate
Net realized and unrealized gains (losses)	(54,023)	2,923,232

Net increase (decrease) in net assets (liabilities) from operations	$(68,815)	$2,901,997

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$(0.01)	$6.22
Weighted average common shares outstanding,
basic and diluted	11,665,010	466,381

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Operations
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenues		(Restated)
Management Fees
Controlled investments	$82,500	$-
Non-controlled investments	-
Total revenues	82,500	-
Expenses:
Officer and employee compensation	80,120	45,000
Professional fees	36,123	29,171
Director fees	3,000	2,000
Website expense	1,185	3,623
Rent	20,513	22,249
Office supplies and expenses	7,270	-
Other general and administrative expense	23,212	7,532
Total expenses	171,423	109,575
Earnings (loss) before income taxes	(88,923)	(109,575)
Income tax expense (benefit)	-	(30,000)
Continuing operations income tax adjustment (See Note 7)	(27,000)
Net earnings (loss) from operations	(115,923)	(79,575)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	(393)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011, and $1,103,000 in 2010
Controlled	2,808,778	2,923,108
Non-controlled / Non-Affiliate
Net realized and unrealized gains (losses)	2,808,385	2,923,108

Unrealized appreciation income tax adjustment (See Note 7)	2,612,000
Net increase (decrease) in net assets (liabilities) from operations	$5,304,462	$2,843,533

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$0.46	$34.73
Weighted average common shares outstanding,
basic and diluted	11,643,082	81,881

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:		(Restated)
Net increase (decrease) in net assets (liabilities) from operations	$5,304,462	$2,843,533
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation)
of investments	(2,808,778)	(4,026,108)
Net realized (gain) loss on investments	393	-
Deferred income tax adjustment	(2,585,000)	1,073,000
Advances to Portfolio Companies	(187,218)	(62,537)
Depreciation and amortization	2,277	1,725
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(2,000)	(4,600)
Increase (decrease) in accounts payable	9,300	1,900
Increase in amounts due to related parties	(31,568)	120,586
Accrued compensation for Chief Executive Officer	-	45,000
Net cash provided (used) by operating activities	(298,132)	(7,501)
Cash flows from investing activities:
Purchase of furniture and equipment	-	(7,421)
Net cash used in investing activities	-	(7,421)
Cash flows from financing activities:
Proceeds from issuance of common stock	277,500	-
Collection of stock subscriptions	52,650	-
Net cash provided by (used in) financing activities	330,150	-
Net increase (decrease) in cash and cash equivalents	32,018	(14,922)
Cash and cash equivalents, beginning of period	374	15,808
Cash and cash equivalents, end of period	$32,392	$886

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	175,000	77,000
Stock subscriptions receivable		35,200
Stock subscriptions receivable cancelled	12,000
Purchase of portfolio company rescinded	65,000
Acquisition of investments		130,000

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Condensed Statements of Changes in Net Assets (Liabilities)
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Changes in net assets (liabilities) from operations:		(Restated)
Net earnings (loss) from operations	$(115,923)	$(79,575)
Net realized gain (loss) on sale of investments	(393)	-
Change in net unrealized appreciation (depreciation) of
investments, net	2,808,778	2,923,108
Unrealized appreciation income tax adjustment (1)	2,612,000
Net increase (decrease) in net assets (liabilities) from operations	5,304,462	2,843,533

Capital stock transactions:
Common stock issued:
Cash	$277,500	-
Amount due shareholder	175,000	77,000
Investments		130,000
Stock subscriptions collected	52,650	-
Rescission of investment acquisition	(65,000)	-
Net increase in net assets from stock transactions	$440,150	207,000

Net increase (decrease) in net assets (liabilities)	5,744,612	3,050,533
Net assets (liabilities), beginning of period	5,829,470	(177,115)
Net assets (liabilities), end of period	$11,574,082	$2,873,418

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

Los Angeles Syndicate of Technology, Inc.
Financial Highlights
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
PER SHARE INFORMATION		(Restated)
Net (liability) value, beginning of period	$0.49	$(6.89)
Net (increase) decrease from operations	(0.01)	(0.97)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments	0.24	35.70
Net (increase) decrease in deferred liabilities (1)	0.22	-
Net increase (decrease) from stock transactions (2)	0.05	(27.60)
Net asset (liability) value, end of period	$0.99	$0.24

Per share market value:
Beginning of period	$2.55	$5.00
End of period	$2.55	$1.00

Investment return, based on change in market price from beginning to end of period (3)	0.0%	-80.0%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$11,574,082	$2,873,418
Average net assets (liabilities)	10,606,258	439,974
Annualized expenses	229,193	146,100
Annualized net increase (decrease) in net assets
(liabilities) from operations	7,092,046	3,791,377
Annualized ratio of expenses to average net assets (liabilities)	2.2%	33.2%
Annualized ratio of net increase (decrease) in net assets
(liabilities) from operations to average net assets (liabilities)	66.9%	861.7%
Shares outstanding at end of period	11,741,899	11,889,363
Weighted average shares outstanding during period	11,643,082	81,881

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

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
September 30, 2011

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:

64%	Sep-10	Virurl, Inc.	$81,473	$2,887,440
63%	Sep-10	Stockr, Inc.	65,431	2,661,455
98%	Sep-10	LottoPals, Inc.	34,008	3,000,000
100%	Sep-10	Clowd, Inc.	81,560	2,987,551
42%	Sep-10	Sanguine Biosciences, Inc.	77,052	77,052
50%	Sep-10	Stocktown Productions, Inc.	27,653	27,653
			367,177	11,641,151

Investments in non-controlled portfolio companies-miscellaneous			-	-
		Total investments	$367,177	11,641,151
		Cash and other assets, less liabilities		(67,069)
		Net asset value at September 30, 2011		$11,574,082

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.
Schedule of Investments
December 31, 2010

Percent/
shares	Date of		Historical	Fair
owned	acquisition		cost	value

Investments in controlled portfolio companies:

64%	Sep-10	Virurl, Inc.	$19,477	$2,887,440
63%	Sep-10	Stockr, Inc.	52,458	2,661,455
98%	Sep-10	LottoPals, Inc.	11,945	3,000,000
100%	Sep-10	Clowd, Inc.	65,000	65,000
50%	Sep-10	Sanguine Biosciences, Inc.	20,450	20,450
50%	Sep-10	Stocktown Productions, Inc.	10,504	10,504
100%	Sep-10	Bay Street Advisors, Inc.	65,125	65,125
			244,959	$8,709,974

Investments in non-controlled portfolio companies-miscellaneous			393	574
		Total investments	$245,352	8,710,548
		Cash and other assets, less liabilities		(2,881,078)
		Net asset value at December 31, 2011		$5,829,470

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

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, last.vc repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of last.vc, who repurchased these shares at Mr. Jindal’s original cost value.

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

GOING CONCERN

The Company incurred a loss from operations of $14,792 and $115,923 during the three and nine months ended September 30, 2011, respectively.  The Company’s only sources of cash flow have been from the sale of the Company’s restricted common stock, management fees from portfolio companies, and loans from the CEO.

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

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At September 30, 2011 and 2010, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

As of September 30, 2011 and 2010, the Company had no accrued interest or penalties relating to any tax obligations.  The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception.  The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at September 30, 2011 and December 31, 2010.  Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of September 30, 2011 and December 31, 2010, there were 0 and 434 options outstanding from the 1997 Plan, respectively.  These options expired in September 2011.

Concentration of Credit Risk

Cash is maintained at financial institutions.  The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000.  At times, cash balances may exceed the FDIC insurance limit of $250,000.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  At September 30, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3:                      INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at September 30, 2011 and December 31, 2010, the valuation of which are all based on Level 3 inputs:

	2011	2010

Cost	$367,177	$245,352
Unrealized appreciation (depreciation)	11,273,974	8,465,196
Fair market value	$11,641,151	$8,710,548

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

At September 30, 2011, all of our portfolio investments are valued based on level 3 inputs.

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

1.
Management considers which fair value techniques are applicable based on the type of investment being valued. If applying the asset approach, our management team aggregates the costs spent to develop the business and estimates the current cost to replicate such technology by another party. Under the market approach, our management team considers all transactions involving the portfolio company, as well as examines the current valuation levels of comparable investments. When applying the income approach, our management team develops cash flow forecasts and utilizes various discounted cash flow valuation techniques to approximate fair value. Management evaluates and weights the resulting valuations, considering the reasonableness of the range indicated by those results.

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

At September 30, 2011, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our BOD. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of September 30, 2011.

Company	Industry	Sub-Industry	% Owned	Market Value
Virurl, Inc.	Web-based tech	Advertising	64%	2,887,440
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	98%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	100%	2,987,551
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	77,052
Stocktown Productions, Inc.	Creative Arts	Productions	50%	27,653
				$11,641,151

The following are descriptions of our portfolio companies.

1)	Virurl, Inc. – virurl.com (open Alpha)

Virurl, Inc. (“Virurl”), is an online advertising platform that allows advertisers to pay people to share links with their friends. By creating a forum where users are paid for sharing links, the VIRURL platform empowers content creators and advertisers to tap the organic social networks of the web to drive traffic to their sites.

Virurl is a “human-powered” advertising engine, enabling users to monetize what they are already doing everyday - sharing links with their friends.

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

5)	Sanguine Biosciences, Inc. – sanguinebio.com (revenue-generating)

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

6)	Stocktown Productions, Inc. – stocktownproductions.com (revenue-generating)

Stocktown Productions is a creative production company based in Santa Monica, California, specializing in video, animation and visual effects. In addition to video production, Stocktown provides web design, photography and graphic design work- bringing an original style and cutting-edge concepts to each project.

NOTE 4:                      COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right.  There are 11,741,899 and 11,889,363 common shares outstanding at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, the Company sold 277,500 shares of its common stock for $277,500 in cash, issued 175,000 shares of its common stock for $175,000 due to its CEO, rescinded the acquisition of one investment valued at $65,000 for which 3,250,000 shares of its common stock had been issued, cancelled 600,000 of these shares and obtained stock subscriptions for the remaining 2,650,000 shares of common stock.

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

On November 24, 2008, the Company amended its Letter of Intent dated October 1, 2008, in which the Company agreed to acquire working interests in certain oil and gas properties and two operating companies from a shareholder, Xtreme Oil & Gas, Inc.  The parties agreed to extend the closing date until March 30, 2009, in exchange for issuance of 50,000 shares of the Company’s common stock to Xtreme as an extension fee.  The total purchase price was to be reduced by the extension fee.  The shares were originally valued at $1,275,000, the amount at which the stock was trading on the date of the amendment and the total was initially expensed as an extension fee.  On April 6, 2009, the Company and Xtreme agreed to rescind the extension agreement and the 50,000 shares were returned to the Company and cancelled.  The LOI expired under its original terms on December 31, 2008; therefore the extension fee is not reflected in the financial statements.  Xtreme owned 32.66% of the Company's common stock as of December 31, 2009.  On May 10, 2010, Xtreme entered into a stock purchase agreement with the Company's CEO and the Company's CEO acquired the 8,000 shares previously owned by Xtreme.

At September 30, 2011 and December 31, 2010, the Company owed its CEO $105,294 and $311,862, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties. On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

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

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, last.vc repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of last.vc, who repurchased these shares at Mr. Jindal’s original cost value.

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

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D #146, Las Vegas, Nevada 89103 on a month-to-month basis.  In addition, we have maintained an operations office on a month-to-month basis in Santa Monica, California.  In March 2010, the Company leased a second operations office at a rate of $2,300 per month to accommodate our expanding operations. The lease commenced April 1, 2010 for a period of two years.  Rent expense amounted to $6,580 and $6,857 during the three months ended September 30, 2011 and 2010, respectively.

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

In the nine months ended September 30, 2011, the Company recorded two income tax adjustments to reflect the reversal of a deferred tax liability associated with unrealized gains generated by increases in value of our portfolio companies in periods prior to our RIC election as these taxes are no longer payable.

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

Results of Operations

Comparison of the three months ended September 30, 2011 and 2010

Revenues - The Company received $25,000 in management fee revenues from its controlled portfolio companies in 2011 and had no revenues in 2010.  As the Company's group of portfolio companies expands, the Company expects its management fee income from its portfolio companies will continue to increase.

The following table details expenses for the three months ended September 30, 2011:

Expenses:	2011	2010
Officer and employee compensation	11,720	15,000
Professional fees	9,875	3,743
Director fees	750	-
Website expense	169	-
Rent	6,580	6,857
Office supplies and expenses	3,053	-
Other general and administrative expense	7,645	3,635
Total expenses	39,792	29,235

Officer and employee compensation declined from $15,000 in the three months ended September 30, 2010 to $11,720 in the three months ended September 30, 2011.  Office supplies and expenses and other general and administrative expense expanded over the amount in 2010, due primarily to the expanded office and facilities for the portfolio companies. Professional fees increased in the third quarter of 2011 when compared with 2010, primarily resulting from increased recruiting and legal costs, and an increase in accounting and audit services resulting from the amendments to previously-filed financial statements resulting from our election to be treated as an RIC (see Note 7 for detail on tax election).

The following table details the net realized and unrealized gains (losses) for the three months ended September 30, 2011:

Net realized and unrealized gains (losses):	2011	2010
Net realized loss on investments, net of income taxes of none	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none	(54,023)	2,923,232
Net realized and unrealized gains (losses)	(54,023)	2,923,232

Unrealized appreciation of investments is discussed in Note 3.

Comparison of the nine months ended September 30, 2011 and 2010

Revenues - The Company had $82,500 in management fee revenues from its controlled portfolio companies in the nine months ended September 30, 2011 and had no revenues for the comparable period of 2010.  As the Company's group of portfolio companies expands, the Company expects its management fee income from its portfolio companies will continue to increase.

The following table details expenses for the nine months ended September 30, 2011 and 2010:

Expenses:	2011	2010
Officer and employee compensation	80,120	45,000
Professional fees	36,123	29,171
Director fees	3,000	2,000
Website expense	1,185	3,623
Rent	20,513	22,249
Office supplies and expenses	7,270	-
Other general and administrative expense	23,212	7,532
Total expenses	171,423	109,575

Officer and employee compensation increased from $45,000 in the nine months ended September 30, 2010 to $80,120 in the nine months ended September 30, 2011, reflecting additions to our management team.  Office supplies and expense and other general and administrative expense expanded over the amount in 2010, due primarily to the expanded office and facilities for the portfolio companies. Professional fees increased from $29,171 to $36,123, primarily resulting from increased recruiting and legal costs, and an increase in accounting and audit services resulting from the amendments to previously-filed financial statements resulting from our election to be treated as an RIC (see Note 7 for detail on tax election).

The following table details the net realized and unrealized gains (losses) for the nine months ended September 30, 2011 and 2010:

Net realized and unrealized gains (losses):	2011	2010
Net realized loss on investments, net of income taxes of none	(393)	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none	2,808,778	2,923,108
Net realized and unrealized gains (losses)	2,808,385	2,923,108

During the nine months ended September 30, 2011, we wrote our non-controlled/non-Affiliate investments down to zero as we no longer believed any value could be extracted from these assets. This resulted in a charge to income of $393.

Additionally, in the nine months ended September 30, 2011, we recorded two income tax adjustments to reflect the reversal of a deferred tax liability associated with unrealized gains generated by increases in value of our portfolio companies in periods prior to our RIC election. We recorded an adjustment of ($27,000) to earnings from continuing operations, and an adjustment of $2,612,000 to the increase in net assets from operations. See Note 7 for more detail surrounding our election to qualify as an RIC.

Liquidity and Capital Resources

The Company incurred a loss from operations of $115,923 during the nine months ended September 30, 2011.

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

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stock holders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $11,690,705 and from this, are subtracted liabilities and debts of $116,623.  There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The resulting NAV at September 30, 2011 is $11,574,082.  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (11,741,899).  The NAV/S is $0.99.

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

ITEM 4:                       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended September 30, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:                      OTHER INFORMATION

ITEM 1:                       LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:                    RISK FACTORS

Not Applicable.

ITEM 2:                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine  months ended September 30, 2011, the Company sold 277,500 shares of its common stock for $277,500 in cash; issued 175,000 shares of its common stock for $175,000 owed to its CEO; rescinded the purchase of an investment for 3,250,000 shares of its common stock valued at $65,000, converted 2,650,000 shares to stock subscriptions and cancelled 600,000 shares.  The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended, and the proceeds of such sales were used for general corporate purposes and to support the growth of our portfolio companies.

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

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

DATE	SIGNATURE/TITLE

November 14, 2011	By: /s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

November 14, 2011	By: /s/ James Jago
James Jago
Chief Financial Officer