Form 10-K
period 2011-12-31
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2012-03-14
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2011 (the last business day of the Registrant’s most recently completed second quarter) was $6,849,769 based upon the last sales price reported for such date. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 6, 2012 was 11,761,899 shares.

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

Our stock is publicly listed on the OTCQB market under the symbol “LAST”.

Market Opportunity

The web and mobile technology industries are rapidly growing sectors of the U.S. economy, and companies building social media applications have grown their user bases and revenues at unprecedented rates in recent years. We believe that an attractive opportunity exists for a public investment company focused on building a portfolio of early-stage technology companies, and key elements of our opportunity include:

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

Our Business Strategy

Our goal is to build and invest in web and mobile technology companies that will generate capital appreciation and realized gains. We believe that by developing technology internally and partnering with entrepreneurs at inception, we can generate the highest return and add the most value for our syndicate of entrepreneurs. The following are key elements of our strategy:

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

On February 9, 2011, the Company’s Board of Directors was notified by Management that Vineet Jindal and Brendon Crawford, previously the Chief Investment Officer and Chief Technology Officer of last.vc, resigned from LAST to assume the Chief Executive Officer and lead engineer positions, respectively, at Stockr, a majority owned portfolio company of last.vc

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, last.vc repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of last.vc, who repurchased these shares at Mr. Jindal’s original cost value.

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

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC's total outstanding shares of capital stock. This amount is reduced to 20% of the BDC'stotal outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC'stotal outstanding shares of capital stock.

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

Income Tax Considerations

From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a Regulated Investment Company (“RIC”) under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

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

EMPLOYEES

At December 31, 2011 and 2010, we had 5 and 7 full-time employees, respectively.

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

The Company's expenses are higher than our current cash flow, which will require the Company to issue equity to raise capital. This could result in substantial dilution to our shareholders’ equity or hinder our ability to continue in operations should additional capital not be raised

In 2011, the Company had $88,500 in operating revenues. Consequently, the Company will have to sell shares of the Company's common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

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

There is a risk that we may not make distributions and consequently will be subject to corporate-level income tax.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our existing and any future debt arrangements may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC, and we would be subject to corporate-level federal income tax. We cannot assure you that you will receive distributions at a particular level or at all.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with U.S. generally accepted accounting principles, or GAAP, and tax regulations, we include in income certain amounts that we have not yet received in cash, such as accrued dividends or payment-in-kind interest (“PIK” interest), which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in dividends receivable and loan balances as a result of accrued dividends and contracted payment-in-kind arrangements are included in income for the period in which such amount was accrued, which is often in advance of receiving cash payment. Any warrants that we receive in connection with our investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the equity or debt investments and warrants are allocated to the warrants that we receive. This may result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

Because we are required to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will continue to need additional capital to finance our growth.

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value and profitability could decline.

Loss of status as a RIC would reduce our net asset value and distributable income.

We currently qualify as a RIC under the Code and intend to continue to qualify each year as a RIC. As a RIC we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain distribution requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

To maintain RIC status and be relieved of federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” We also expect to rely on certain exemptions from the asset diversification test by nature of our investment in development corporations. Failure to meet these requirements or qualify for these exemptions may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC status for any reason and are subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

There is a risk that investors in our equity securities may not receive dividends or that our dividends may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. There can be no assurance that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

We may in the future choose to pay dividends in our own stock, in which case our stockholders may be required to pay tax in excess of the cash they receive, and which may adversely affect the market price of our common stock.

We may distribute taxable dividends that are payable in part in our stock. Under a recently issued IRS revenue procedure, up to 90% of any such taxable dividend for taxable years ending prior to 2012 could be payable in our stock. The IRS has also issued (and where Revenue Procedure 2009-15 or 2010-12 is not currently applicable, the IRS continues to issue) private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of Revenue Procedures 2009-15 and 2010-12) if certain requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

ITEM 2:	PROPERTIES

Our principal headquarters is located at 135 and 137 Bay Street in Santa Monica, California. The Company’s executive team and several of our portfolio companies have offices at these two building campuses. The Company pays $8,500 a month for our California campus, $6,500 of which is allocated to the portfolio companies currently occupying their respective offices, and is classified as advances to portfolio companies. We believe these facilities, which are in good physical condition, are adequate to support our growth over the next 12 months.

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

MARKET

Our Common Stock trades on the OTCQB market under the symbol: LAST.

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

The following table sets forth the range of high and low closing sales prices for our Common Stock for the periods indicated and has been adjusted for the 1 for 50 reverse stock split of the Company's common stock which was effective August 31, 2010:

	High	Low

Fiscal Year Ending December 31, 2011

First Quarter	$2.50	$2.48
Second Quarter	$2.55	$2.50
Third Quarter	$2.55	$2.55
Fourth Quarter	$2.55	$2.25

Fiscal Year Ending December 31, 2010

First Quarter	$27.50	$5.00
Second Quarter	$35.00	$5.00
Third Quarter	$5.00	$1.00
Fourth Quarter	$2.50	$1.00

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2011, there were approximately 850 holders of record of our common stock and we had 11,791,899 common shares issued and outstanding.

DIVIDENDS

Prior to the Company’s election to operate so as to qualify to be taxed as an RIC under Subchapter M of the Code, the Company did not historically pay cash dividends. Our quarterly dividends, if any, are determined by our Board of Directors. An estimate of our annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year is considered when declaring dividends. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level. No dividends have been declared between the fiscal years ended December 31, 2006 to December 31, 2011.

 Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income for the calendar year

•	98% of our capital gains in excess of capital losses for the one-year period ending October 31; and

•	any ordinary income and net capital gains for preceding years that were not distributed during such years.

 These restrictions are collectively referred to as the Excise Tax Avoidance Requirement. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all else equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will enable us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions over time. We may also be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act. Additionally, if we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC tax treatment. In accordance with U.S. generally accepted accounting principles and tax regulations, we may include in income certain amounts that we have not yet received in cash, such as accrued dividends and payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for our taxable years ending prior to 2012) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

OPTIONS

There are no options or warrants currently outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On November 25, 2008, the board of directors terminated the 1997 Stock Option Plan, the 2004 Stock Option Plan, and the Shared Savings Plan and a Profit Sharing Plan enacted in 2006, each of which is no longer used by the Company and none of which have any outstanding obligations.

On November 25, 2008, the board of directors adopted the Small Cap Strategies, Inc. 2008 Stock Option Plan which designated 9,000 shares of the Company’s common stock to be available for issuance to officers, directors, employees and consultants. In January 2009, 8,741 shares were issued to consultants pursuant to consulting agreements, leaving a balance of 259 shares available. No options are outstanding as of December 31, 2011.

The following table summarizes certain information as of December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available for
Plan category	warrants and rights	options, warrants and rights	future issuance

Equity compensation plans approved by security holders 1997 Plan	0	N/A	-
Equity compensation plans not approved by security holders	-	-	-

Total	0	N/A	-

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2011, the Company sold 327,500 shares of its common stock for $327,500 in cash; issued 175,000 shares of its common stock for $175,000 owed to its CEO; rescinded the purchase of an investment for 3,250,000 shares of its common stock valued at $65,000, converted 2,650,000 shares to stock subscriptions and cancelled 600,000 shares.  The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended, and the proceeds of such sales were used for general corporate purposes and to support the growth of our portfolio companies.

RE-PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not re-purchase any shares during 2010.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Composite Index for the period December 27, 2006 through December 31, 2011. The graph assumes that, on December 27, 2006, a person invested $100 in each of our common stock (“LAST.OB” in the graph), the S&P 500 Index (“S&P 500”), and the NASDAQ Composite Index (“NASDAQ Composite”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

	2011	2010 (Restated)	2009	2008	2007	2006

Revenues	$88,500	$45,000	$-	$5,614	$231,954	$562,146
Administrative expenses	213,097	145,631	359,783	154,574	186,244	246,694
Net earnings (loss) from operations before income taxes	(124,597)	(100,631)	(359,783)	(158,960)	57,274	315,452
Net earnings (loss) from operations	(151,597)	(73,631)	(343,896)	(148,960)	45,710	315,452
Net realized and unrealized gains (losses)	2,782,904	5,852,766	(2,045)	(72,680)	(452,532)	183,835
Net increase (decrease) in net assets from operations	5,243,307	$5,779,135	$(345,941)	$(221,640)	$(357,319)	$499,287
Net earnings (loss) per share basic and diluted	0.23	1.86	(0.28)	(0.30)	(0.63)	1.11
Dividends declared per common share	-	-	-	-	-	-

Balance sheet data:
Investments at fair value	$11,659,497	$8,710,548	$723	$5,024	$137,020	$504,564
Cash	11,462	374	15,808	928	3,653	326
Total assets	11,689,362	8,728,361	22,782	7,415	180,447	504,890
Long-term debt and other long-term obligations	-	-	-	-	-	-
Total liabilities	126,435	2,898,891	199,897	61,462	18,854	89,375
Net assets (liabilities)	11,562,927	5,829,470	(177,115)	(54,047)	161,593	415,515
Common stock outstanding at year end	11,791,899	11,889,363	25,703	16,963	14,963	8,963

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

LIQUIDITY AND CAPITAL RESOURCES AND CAPITAL EXPENDITURES

At December 31, 2011 and 2010, the Company had current assets of $11,462 and $374; current liabilities of $126,435 and $313,891; a working capital deficit of $114,973 and $313,517 at December 31, 2011 and 2010, respectively. The Company incurred a net loss from operations of $151,597 during the year ended December 31, 2011. The Company’s only source of cash flow has been from loans from its CEO, management fees, and investments in the Company’s common stock.

The Company is in process of raising funds through private placements of common stock.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

REVENUES

During the years ended December 31, 2011, 2010 and 2009, we had revenues as follows.

	2011	2010	2009
		(Restated)
Revenues
Management Fees
Controlled investments	$88,500	$45,000	$-
Non-controlled investments	-	-	-
Total revenues	88,500	45,000	-

Revenues in 2010 and 2011 include management fees from our portfolio companies. We expect that management fees from our portfolio companies will continue to be the primary source of revenues for the Company.

EXPENSES

Our expenses have ranged from $359,783 in 2009 to $145,631 in 2010 and to $213,097 in 2011, and are summarized as follows.

	2011	2010	2009
Expenses:
Officer and employee compensation	38,005	60,000	60,000
Professional fees	50,410	26,130	37,493
Director fees	3,000	2,000	-
Website expense	1,523	4,311	-
Rent	53,117	30,113	26,327
Office supplies and expenses	19,115	1,339	1,010
Other general and administrative expense	47,927	21,738	12,080
Non-cash consulting fees	-	-	222,873
Total expenses	213,097	145,631	359,783

Officer and employee compensation decreased by $21,995 in 2011 compared to 2010 and 2009. This decline is due to a diversion of capital resources towards our portfolio companies as they matured and required additional capital to support their growth.

Professional fees increased by $24,280 in 2011 from 2010 due to increased consulting fees, partially offset by a decline in audit fees and accounting fees. Professional fees declined by $11,363 in 2010, primarily due to a decline in audit fees compared to 2009. We expect audit fees and legal fees to grow as our portfolio expands.

Office supplies and expenses have grown each year since 2009 as our portfolio has continued to expand and require additional resources. As our portfolio companies mature and grow their management teams, they will continue to require additional office supplies to support this growth.

Other general and administrative expense has grown each year since 2009, due primarily to growth in fees to our transfer agents, higher utilities costs, and growth in general corporate expenses.

Non-cash consulting fees have declined from $222,873 in 2009, to zero in 2010 and 2011. The Company’s goal in 2008 and early 2009 had been to acquire an operating oil and gas production and development company. The Company issued 8,741 shares of its common stock in January 2009 to consultants as a part of its analysis of the acquisition of Xtreme, which were valued at $222,873, based on the trading price of the Company's common stock on that date.

NET REALIZED AND UNREALIZED GAIN (LOSS)

Net realized and unrealized gain (loss) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none	(393)	(100)	(8,994)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and $2,612,000 in 2010	2,783,297	5,852,866	6,949
Net realized and unrealized gains (losses)	2,782,904	5,852,766	(2,045)

Realized and unrealized gains and losses are a function of the value of investments, either at the end of the year if still held, or when sold. The net unrealized gain in 2009 is primarily from the reversal of previous unrealized losses on securities sold in 2009. The unrealized gain in 2010 and 2011 is from unrealized appreciation on four portfolio company investments discussed in Note 4 to the financial statements.

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

CURRENT YEAR ADJUSTMENTS

Certain reclassifications have been made in the accompanying financial statements to reflect changes in expense categorization as contained in the quarterly reports contained in the fiscal year. Prior year amounts have been restated to reflect the change of officer compensation expense to general administrative expenses.

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

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SCHEDULES OF FINANCIAL RATIOS

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	27-28

STATEMENTS OF NET ASSETS (LIABILITIES)	29

STATEMENTS OF OPERATIONS	30

STATEMENTS OF CASH FLOWS	31

STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)	32

SCHEDULES OF INVESTMENTS	33-34

NOTES TO FINANCIAL STATEMENTS	35-48

SCHEDULES OF FINANCIAL RATIOS	47

Report of Independent Registered Public Accounting Firm

Board of Directors

Los Angeles Syndicate of Technology, Inc.

Las Vegas, Nevada

We have audited the accompanying Statements of Net Assets of Los Angeles Syndicate of Technology, Inc. (the “Company”) as of December 31, 2011 and 2010, including the schedule of investments, the related statements of operations, cash flows, changes in net assets (liabilities) and financial highlights for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Syndicate of Technology, Inc. as of December 31, 2011 and 2010, and the results of its operations, its cash flows and changes in Net Assets and its financial highlights for the above referenced period in conformity with accounting principles generally accepted in the United States of America.

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

Paritz & Company, P.A.

Paritz & Company, P.A.

Hackensack, New Jersey

March 6, 2012

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

/s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
April 12, 2010

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Los Angeles Syndicate of Technology, Inc.

Statements of Net Assets (Liabilities)

As of December 31, 2011 and 2010

	2011	2010
		(Restated)
ASSETS
Investments in portfolio companies:
Controlled (cost $411,004 at December 31, 2011 and $244,959 at December 31, 2010)	$11,659,497	$8,709,974
Non-controlled (cost $0 at December 31, 2011 and $393 at December 31, 2010)	-	574
Total investments	11,659,497	8,710,548
Cash and cash equivalents	11,462	374
Office furniture and equipment, net	9,803	12,839
Deposit	8,600	4,600

TOTAL ASSETS	11,689,362	8,728,361

LIABILITIES
Accounts payable, trade	5,445	2,029
Amounts due to related parties	120,990	311,862
Deferred income taxes	-	2,585,000
TOTAL LIABILITIES	126,435	2,898,891
NET ASSETS	$11,562,927	$5,829,470

Commitments and contingencies (Note 9)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 11,791,899 and 11,889,363 shares issued and outstanding at December 31, 2011 and December 31, 2010	11,792	11,888
Additional paid in capital	3,570,859	3,080,263
Stock subscription receivable	(15,100)	(14,750)
Accumulated deficit:
Accumulated net operating loss	(2,908,872)	(2,757,275)
Net realized (loss) on investments	(344,245)	(343,852)
Net unrealized appreciation of investments	11,248,493	5,853,196
NET ASSETS	$11,562,927	$5,829,470
NET ASSET VALUE PER SHARE	$0.98	$0.49

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Statements of Operations

Three Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
		(Restated)
Revenues
Management Fees
Controlled investments	$88,500	$45,000	$-
Non-controlled investments	-	-	-
Total revenues	88,500	45,000	-
Expenses:
Officer and employee compensation	38,005	60,000	60,000
Professional fees	50,410	26,130	37,493
Director fees	3,000	2,000	-
Website expense	1,523	4,311	-
Rent	53,117	30,113	26,327
Office supplies and expenses	19,115	1,339	1,010
Other general and administrative expense	47,927	21,738	12,080
Non-cash consulting fees	-	-	222,873
Total expenses	213,097	145,631	359,783
Earnings (loss) before income taxes	(124,597)	(100,631)	(359,783)
Income tax expense (benefit)	-	(27,000)	(15,887)
Continuing operations income tax adjustment (See Note 7)	(27,000)
Net earnings (loss) from operations	(151,597)	(73,631)	(343,896)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-	-
Non-controlled / Non-Affiliate	(393)	(100)	(8,994)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and $2,612,000 in 2010
Controlled	2,783,297	5,852,866	-
Non-controlled / Non-Affiliate	-	-	6,949
Net realized and unrealized gains (losses)	2,782,904	5,852,766	(2,045)

Unrealized appreciation income tax adjustment (See Note 7)	2,612,000	-	-
Net increase (decrease) in net assets (liabilities) from operations	$5,243,307	$5,779,135	$(345,941)

Net increase (decrease) in net assets (liabilities) from operations per share, basic and diluted	$0.45	$1.86	$(13.53)

Weighted average common shares outstanding, basic and diluted	11,676,968	3,114,113	25,559

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Statements of Cash Flows

Three Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
		(Restated)
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$5,243,307	$5,779,135	$(345,941)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation)of investments	(2,783,297)	(8,464,866)	(6,949)
Net realized (gain) loss on investments	393	100	8,994
Deferred income taxes		2,585,000	-
Deferred income tax adjustment	(2,585,000)	-	-
Advances to portfolio companies	(231,045)	(97,571)	-
Proceeds from sale of investments	-	-	2,256
Depreciation and amortization	3,036	2,430	755
Common stock issued for services			222,873
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(4,000)	(4,600)	-
Increase (decrease) in accounts payable	3,416	2,029	-
Increase (decrease) in amounts due to related parties	(15,872)	171,477	154,322
IRS refund paid to related party	-	-	(15,887)
Net cash provided (used) by operating activities	(369,062)	(26,866)	20,423
Cash flows from investing activities:
Purchase of furniture and equipment	-	(9,018)	(5,543)
Net cash used in investing activities	-	(9,018)	(5,543)
Cash flows from financing activities:
Proceeds from issuance of common stock	327,500	20,450	-
Collection of stock subscriptions	52,650	-	-
Net cash provided by (used in) financing activities	380,150	20,450	-
Net increase (decrease) in cash and cash equivalents	11,088	(15,434)	14,880
Cash and cash equivalents, beginning of period	374	15,808	928
Cash and cash equivalents, end of period	$11,462	$374	$15,808

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	175,000	77,000	-
Stock subscriptions receivable		-	-
Stock subscriptions receivable cancelled	12,000	-	-
Purchase of portfolio company rescinded	65,000	-	-
Acquisition of investments		130,000	-
Convertible note payable issued to CEO	-	-	133,807

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Statements of Changes in Net Assets (Liabilities)

Three Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
		(Restated)
Changes in net assets (liabilities) from operations:
Net earnings (loss) from operations	$(151,597)	$(73,631)	$(343,896)
Net realized gain (loss) on sale of investments	(393)	(100)	(8,994)
Change in net unrealized appreciation (depreciation) of investments, net	2,783,297	5,852,866	6,949
Unrealized appreciation income tax adjustment (1)	2,612,000
Net increase (decrease) in net assets (liabilities) from operations	5,243,307	5,779,135	(345,941)

Capital stock transactions:
Common stock issued:
Cash	$327,500	20,450	-
Amount due shareholder	175,000	77,000	-
Investments		130,000	-
Services			222,873
Stock subscriptions collected	52,650	-	-
Rescission of investment acquisition	(65,000)	-	-
Net increase in net assets from stock transactions	$490,150	227,450	222,873

Net increase (decrease) in net assets (liabilities)	5,733,457	6,006,585	(123,068)
Net assets (liabilities), beginning of period	5,829,470	(177,115)	(54,047)
Net assets (liabilities), end of period	$11,562,927	$5,829,470	$(177,115)

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

Los Angeles Syndicate of Technology, Inc.

Schedule of Investments

December 31, 2011

Percent/
shares	Date of		Number of	Historical	Fair
owned	acquisition		Shares / Units	cost	value

Investments in controlled portfolio companies:

64%	Sep-10	Virurl, Inc.	5,780,000	$96,398	$2,887,440
63%	Sep-10	Stockr, Inc.	5,666,667	66,169	2,661,455
99%	Sep-10	LottoPals, Inc.	6,000,000	40,359	3,000,000
99%	Sep-10	Clowd, Inc.	6,000,000	85,027	2,987,551
42%	Sep-10	Sanguine Biosciences, Inc.	4,000,000	92,902	92,902
81%	Sep-10	Stocktown Productions, Inc.	16,704,953	30,149	30,149
				411,004	11,659,497

Investments in non-controlled portfolio companies-miscellaneous				-	-
		Total investments		$411,004	11,659,497
		Cash and other assets, less liabilities			(96,570)
		Net asset value at December 31, 2011			$11,562,927

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Schedule of Investments

December 31, 2010

Percent/
shares	Date of		Number of	Historical	Fair
owned	acquisition		Shares / Units	cost	value

Investments in controlled portfolio companies:

100.0%	Sep-10	Clowd, Inc.	6,000,000	$65,000	$65,000
62.6%	Sep-10	Stockr, Inc.	5,666,667	52,458	2,661,455
64.0%	Sep-10	Virurl, Inc.	5,780,000	19,477	2,887,440
49.7%	Sep-10	Sanguine Biosciences, Inc.	4,000,000	20,450	20,450
50.0%	Sep-10	Stocktown Productions, Inc.	4,000,000	10,504	10,504
97.8%	Sep-10	LottoPals, Inc.	6,000,000	11,945	3,000,000
100.0%	Sep-10	Bay Street Advisors, Inc.	1,500	65,125	65,125
				244,959	$8,709,974

Investments in non-controlled portfolio companies-miscellaneous				393	574
		Total investments		$245,352	8,710,548
		Cash and other assets, less liabilities (1)			(2,881,078)
		Net asset value at December 31, 2010			$5,829,470

(1) Restated (see Note 10).

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

Our stock is publicly listed on the OTCQB market under the symbol “LAST”.

Market Opportunity

The web and mobile technology industries are rapidly growing sectors of the U.S. economy, and companies building social media applications have grown their user bases and revenues at unprecedented rates in recent years. We believe that an attractive opportunity exists for a public investment company focused on building a portfolio of early-stage technology companies, and key elements of our opportunity include:

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

Our Business Strategy

Our goal is to build and invest in web and mobile technology companies that will generate capital appreciation and realized gains. We believe that by developing technology internally and partnering with entrepreneurs at inception, we can generate the highest return and add the most value for our syndicate of entrepreneurs. The following are key elements of our strategy:

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

On February 9, 2011, the Company’s Board of Directors was notified by Management that Vineet Jindal and Brendon Crawford, previously the Chief Investment Officer and Chief Technology Officer of last.vc, resigned from LAST to assume the Chief Executive Officer and lead engineer positions, respectively, at Stockr, a majority owned portfolio company of last.vc

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, last.vc repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of last.vc, who repurchased these shares at Mr. Jindal’s original cost value.

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

GOING CONCERN

At December 31, 2011 and 2010, the Company had current assets of $11,462 and $374; current liabilities of $126,435 and $313,891; a working capital deficit of $114,973 and $313,517 at December 31, 2011 and 2010, respectively. The Company incurred a net loss from operations of $151,597 during the year ended December 31, 2011. The Company’s only sources of cash flow has been from loans from its CEO, management fees, and proceeds from sales of common stock

The Company is in process of raising funds through private placements of common stock.

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

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2011, 2010 and 2009, there are no potentially dilutive common stock equivalents.

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

Income Taxes

From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a Regulated Investment Company (“RIC”) under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

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

As of December 31, 2011 and 2010, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2011 and 2010. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

At December 31, 2011, there are no options outstanding. As of December 31, 2010 and 2009 there were options outstanding for 434 shares from the 1997 Plan, which expired in 2011.

Concentration of Credit Risk

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At March 6, 2012, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 4:   INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at December 31, 2011 and 2010, the valuation of which are primarily based on Level 3 inputs:

	2011	2010

Cost	$411,004	$245,352
Unrealized appreciation (depreciation)	11,248,493	8,465,196
Fair market value	$11,659,497	$8,710,548

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	Inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2011
Assets:
Portfolio company securities	$11,659,497	$-		$11,659,497

December 31, 2010
Assets:
Portfolio company securities (1)	$8,710,548	$574		$8,709,974

(1) $8,709,974 was restated from Level 2 to Level 3

The following section describes the types of inputs we use for level 3 within the fair value hierarchy in which the investment is categorized, and the valuation techniques we use to measure the fair value of our investments.

Level 3 inputs include the terms of recent capital transactions with unaffiliated investors, financial statement metrics of comparable companies, nonfinancial-statement metrics of comparable companies, projected cash flows of our investments, applicable discount rates, the value of developed intellectual property, the value of the domain name and other proprietary assets.

The FASB provides guidance on the determination of fair value. Accounting Standards Codification Topic 820 establishes a framework for measuring fair value that includes three distinct valuation techniques, (i) the Market Approach, (ii) the Income Approach and (iii) the Asset (Cost) Approach. There is no single standard for determining fair value in good faith under any of these approaches, and as a result, determining fair value requires judgment be applied to the facts and circumstances of each of our portfolio investments. Topic 820 notes that in some cases the use of multiple valuation techniques will be appropriate. Under such circumstances, Topic 820 recommends that the results of the various techniques be evaluated and weighted appropriately. For investments where multiple valuation techniques are used to measure fair value, management evaluates and weights the results, considering the reasonableness of the range indicated by those results.

Following are descriptions of each technique and how we apply them to our portfolio companies.

•	Market Approach. The market approach uses prices and other relevant information generated by market transactions involving our portfolio companies, or identical or comparable assets or liabilities. Common applications of this approach include our use of the valuation implied by market transactions in our portfolio companies by unaffiliated investors and market multiples derived from a set of comparable companies. When determining fair value under the Market Approach, we often draw from the terms of recent capital transactions with unaffiliated investors.

•	Income Approach. The income approach incorporates estimates of future cash flows or earnings and discounts them to a single present value based on current market expectations. Under the Income Approach we apply two discounted cash flow (“DCF”) methods to derive estimates of fair value.

•	Asset Approach. The asset approach is based on the fair market value of the company’s assets less the fair market value of the company’s liabilities. When applying this approach, we consider the cost to a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence, the aggregate amount of capital invested by LAST in such company, and the current fair market value of the company’s assets and liabilities.

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

1.	Management considers which fair value techniques are applicable based on the type of investment being valued. If applying the asset approach, our management team aggregates the costs spent to develop the business and estimates the current cost to replicate such technology by another party. Under the market approach, our management team considers all transactions involving the portfolio company, as well as examines the current valuation levels of comparable investments. When applying the income approach, our management team develops cash flow forecasts and utilizes multiple discounted cash flow valuation techniques to approximate fair value. Management evaluates and weights the resulting valuations, considering the reasonableness of the range indicated by those results.

2.	Preliminary valuation conclusions are discussed with the BOD and subsequently discussed with members of our advisory board.

3.	The BOD considers the proposed valuations and determines the value of our portfolio companies in good faith based on the input of our management team and our advisory board.

We will record unrealized depreciation on investments when we believe that an investment has decreased in value or if the collection of a loan is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

At December 31, 2011, 100% of our investments in portfolio companies represented investments recorded at fair value, as determined by our BOD. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table is the schedule of our controlled investments as of December 31, 2011.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	64%	2,887,440
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	99%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99%	2,987,551
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	92,902
Stocktown Productions, Inc.	Creative Arts	Productions	81%	30,149

				$11,659,497

The following are descriptions of our portfolio companies.

1)	Virurl, Inc. – virurl.com (open Alpha)

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

Sanguine Biosciences, Inc. (“Sanguine”) provides highly viable primary human cells and tissues to the academic and industrial life science research community. The product offering spans customers’ needs mainly in the In Vitro Research & Development stage of Drug Development. The organization holds proprietary cryopreservation technology that allows for >90% post-thaw viability of primary human cells and tissues. Sanguine’s vision is to develop into the global leader in high quality cells and tissues for life science research and development.

6)	Stocktown Productions, Inc. – stocktownproductions.com (revenue-generating)

Stocktown Productions, Inc. (“Stocktown”) is a creative production company based in Santa Monica, California, specializing in video, animation and visual effects. In addition to video production, Stocktown provides web design, photography and graphic design work- bringing an original style and cutting-edge concepts to each project.

NOTE 5:	COMPOSITION OF NET ASSETS (LIABILITIES) - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share has one voting right. There are 11,791,899 and 11,889,363 common shares issued and outstanding at December 31, 2011 and 2010, respectively.

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

At December 31, 2011 and December 31, 2010, the Company owed its CEO $120,990 and $311,862, respectively, for loans, accrued compensation and expense reimbursements, which is included in amounts due to related parties. The amount owed at December 31, 2010 included a non-interest bearing convertible note in the amount of $133,807 which was convertible at $0.50 per share or NAV per share, whichever was greater. The convertible note was converted at a price of $1.00 per share at March 30, 2011.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, CEO and Director of the Company, are paid directly to Knight, Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

NOTE 7:     INCOME TAXES

We have elected to be taxed as a RIC under Subchapter M of the Code and currently qualify, and intend to continue to qualify each year, as a RIC under the Code. In order to qualify as a RIC, we are required to meet certain income and asset diversification tests, and distribute annually at least 90% of investment company taxable income, as defined by the Code, to our stockholders. To avoid federal excise taxes, we must distribute annually at least 98% of our income from the current year (both ordinary income and net capital gains) and any undistributed ordinary income and net capital gains from the preceding years. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to our stockholders. We will accrue excise tax on estimated excess taxable income as required.

Taxable income, as defined by the Code, includes the Company’s taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.

In the year ended December 31, 2011, the Company recorded two income tax adjustments to reflect the reversal of a deferred tax liability associated with unrealized gains generated by increases in value of our portfolio companies in periods prior to our RIC election.

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

In connection with the Company's acquisition of The Sarasota Group, Inc., a former subsidiary, in 2001, the Company renegotiated the stock options previously granted to former members of management. These options for 434 shares are fully vested, expire in 2011 and are exercisable at $200.00 per share, the adjusted closing bid price of the Company's common stock on the date of grant. These options were granted under the 1997 Stock Option Plan which was terminated by the Board of Directors on November 16, 2009.

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

NOTE 9:     COMMITMENTS AND CONTINGENCIES

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis. Our chief executive officer is providing the space at minimal cost. In addition, we have maintained operations offices in Santa Monica, California, one on a month-to-month basis, and another under a lease with the term ending in April 2012 which we expect to extend, with the aggregate annual cost of $53,117 and $30,113 in 2011 and 2010, respectively.

The Company maintains offices on a month-to-month basis for its portfolio companies at 137 Bay Street, Santa Monica, California. These costs are classified as advances to portfolio companies.

Los Angeles Syndicate of Technology, Inc.

Financial Highlights

Five Years Ended December 31, 2011, 2010, 2009, 2008, and 2007

	2011	2010	2009	2008	2007
		(Restated)
PER SHARE INFORMATION
Net (liability) value, beginning of period	$0.49	$(0.14)	$(0.07)	$0.24	$1.07
Net (increase) decrease from operations	(0.01)	(0.02)	(0.28)	(0.20)	0.17
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments	0.24	1.88	(0.00)	(0.10)	(0.79)
Net (increase) decrease in deferred liabilities (1)	0.22	-	-	-	-
Net increase (decrease) from stock transactions (2)	0.04	(1.22)	0.21	(0.00)	(0.21)
Net asset (liability) value, end of period	$0.98	$0.49	$(0.14)	$(0.07)	$0.24

Per share market value:
Beginning of period	$2.50	$5.00	$22.00	$8.50	$80.00
End of period	$2.25	$2.50	$5.00	$22.00	$8.50

Investment return, based on change in market price from beginning to end of period	(10.0)%	(50.0)%	(77.3)%	158.8%	(89.4)%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$11,562,927	$5,829,470	$(177,115)	$(54,047)	$161,593
Average net assets (liabilities)	10,840,147	2,074,559	(117,244)	(41,665)	268,674
Annualized expenses
Annualized net increase (decrease) in net assets (liabilities) from operations

Ratio of expenses to average net assets (liabilities)	2.0%	7.0%	(306.9)%	(371.0)%	65.0%
Ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)	48.4%	278.6%	295.1%	532.0%	(133.0)%

Weighted average shares outstanding during period	11,676,968	3,114,113	25,559	15,968	12,595

Number of shares outstanding at end of period	11,791,899	11,889,363	25,703	16,963	14,963

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

NOTE 10:     AMENDMENT TO CONSOLIDATED FINANCIAL STATEMENTS

References to the annual period ended December 31, 2010 refer to the Form 10-K/A filed by the Company with the Securities and Exchange Commission on August 24, 2011 (the “2010 10-K/A”). The 2010 10-K/A amended the Registrant’s annual report on form 10-K for the annual period ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011 (the “Amendment”).

The Amendment recorded a deferred tax liability related to unrealized gains generated by the Company in the year ended December 31, 2010. See Note 7: Provision for Income Taxes for additional detail. The Amendment also reclassified the input level upon which we base our fair value measurements from Level 2 inputs to Level 3 inputs. See Note 4: Investments and Valuations for additional detail on the fair value hierarchy. Additionally, the Amendment added a shareholder return performance graph to Part II, Item 5 of the 2010 10-K/A.

NOTE 11:     CURRENT YEAR ADJUSTMENTS

Certain reclassifications have been made in the accompanying financial statements to reflect changes in expense categorization as contained in the quarterly reports contained in the fiscal year. Prior year amounts have been restated to reflect the change of officer compensation expense to general administrative expenses.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Management concluded that the Company’s internal control policies were effective.

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

Item 9B:     Other Information

None.

PART III

ITEM 10:     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2011. There are no family relationships between the officers and directors. A summary of the background and experience of each of these individuals immediately follows the table.

			OFFICER OR
NAME	AGE	POSITION	DIRECTOR SINCE

Bryce Knight	28	Chairman and Chief Executive Officer	2005

James Jago	28	Chief Financial Officer	2010

Timothy Symington	29	Chief Investment Officer	2010

Aaron Moore	35	Chief Operating Officer	2010

Paul Johnson	66	Independent Director	2005

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

Nate Snyder. Nate has been working with startup technology companies since 1996. His experience includes product development and co-developing the online marketing group at BizRate.com (now Shopzilla.com), which was sold in 2005 for $525 million.

Nate switched gears from technology to health care while earning his MBA at the Wharton School of Business at the University of Pennsylvania. After concentrating in Health Care Management and Entrepreneurship, Nate co-founded Redyns Medical, an orthopedic-focused design and development company that has developed proprietary medical devices currently being sold in over 60 countries around the world.

Nate joined Physicians Surgery Centers in 2010, a small partnership that owns and operates 11 outpatient surgery centers and one specialty hospital located throughout Southern California and Arizona

Evan Vogel. Evan is the Founder and Managing Partner of the Night Agency, an award-winning New York City based Creative Advertising Agency.

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

CODE OF ETHICS

We have adopted a code of ethics for its officers and directors, which is attached as Exhibit 14 to the March 31, 2007 Form 10-Q.

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

ITEM 11:     EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our chief executive officer, president and other individuals who served as executive officers and those total compensation was $100,000 or more.

Summary Compensation table

				Stock awards	Directors fee
Name and			Salary	and Bonus	earned or paid
Principal Position	Year		($)	($)	in cash ($)	Total ($)

Bryce Knight, CEO since	2011		$15,000	$-	$-	$15,000
September 19, 2006 and CFO	2010		$60,000	$-	$-	$60,000
until October 1, 2010	2009	(a)	$60,000	$13,773	$-	$73,773

James Jago, CFO since	2011		$-	$-	$-	$-
October 1, 2010	2010		$-	$-	$-	$-
	2009		N/A	N/A	N/A	N/A

Timothy Symington	2011		$-	$-	$-	$-
Chief Operating officer from October 1, 2010	2010		$-	$-	$-	$-
to February 12, 2011, and Chief Investment	2009		N/A	N/A	N/A	N/A
Officer thereafter

Aaron Moore	2011		$-	$-	$-	$-
Chief Compliance officer from October 1, 2010	2010		$-	$-	$-	$-
to February 12, 2011, and Chief Operating	2009		N/A	N/A	N/A	N/A
Officer thereafter

Brendon Crawford	2011		$10,000	$-	$-	$10,000
Chief Technology Officer from	2010		$-	$-	$-	$-
10/1/2010 to February 12, 2011	2009		N/A	N/A	N/A	N/A

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

Directors are generally compensated $1,000 for each meeting attended during the year. We incurred $3,000 of Directors fees in the fiscal year ended December 31, 2011.

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

The outside directors make up the compensation committee. The compensation committee does not currently have a charter, but plans to add one during 2012.

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

The following table sets forth, as of December 31, 2011, certain information concerning the beneficial ownership of each class of our voting stock held by:

-	each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

-	each of our directors; - each of our executive officers; and

-	all of our executive officers and directors as a group.

There were 11,791,899 shares of our common stock issued and outstanding at December 31, 2011.

NAME AND ADDRESS (1)	COMMON (2)	% COMMON

Knight Inc.	3,293,215	27.9%

Timothy Symington	3,250,000	27.6%

James Jago	1,200,000	10.2%

Aaron Moore	1,200,000	10.2%

Paul Johnson	-	-

Officers and Directors as a group (five persons)	8,918,000	75.6%

(1)     The address of all parties listed is C/O Los Angeles Syndicate of Technology, Inc., 137 Bay Street, Santa Monica, CA 90405.

(2)     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Shares are as of December 31, 2011.

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

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with a Vineet Jindal, a previous officer of the Company.  Per the terms of the agreement, last.vc repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of last.vc, who repurchased these shares at Mr. Jindal’s original cost value.

Effective July 11, 2010, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, acquired 10,000 newly issued shares of the Company's common stock in exchange for $5,000 in cash previously paid to the Company. On September 27, 2010, Knight, Inc. acquired 3,250,000 shares pursuant to a share purchase agreement in exchange for $65,000 owed to Knight, Inc.

At December 31, 2011 and December 31, 2010, the Company owed its CEO $120,990 and $311,862, respectively, for loans, accrued compensation and expense reimbursements, which is included in amounts due to related parties. The amount owed at December 31, 2010 included a non-interest bearing convertible note in the amount of $133,807 which was convertible at $0.50 per share or NAV per share, whichever was greater. The convertible note was converted at a price of $1.00 per share at March 30, 2011.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, President and Director of the Company, are paid directly to Knight, Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

ITEM 14:     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $14,575 and $16,680 during the years ended December 31, 2011 and 2010, respectively. Billings in 2011 included the 2010 audit and billings in 2010 included the 2009 audit. The 2011 audit will be billed in 2012.

Audit-Related Fees: None

Tax Fees - None by current auditor.

All Other Fees - None.

PART IV

ITEM 15:        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
1.	Financial Statements – The following financial statements of Los Angeles Syndicate of Technology, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accounting Firms
•	Statements of Net Assets (Liabilities) at December 31, 2011 and 2010
•	Statements of Operations – For the fiscal years ended December 31, 2011, 2010 and 2009
•	Statements of Cash Flows – For the fiscal years ended December 31, 2011, 2010 and 2009
•	Statements of Changes in Net Assets (Liabilities) – For the fiscal years ended December 31, 2011, 2010 and 2009
•	Schedules of Investments December 31, 2011 and 2010
•	Notes to the Financial Statements
•	Financial Highlights - For the fiscal years ended December 31, 2011, 2010, 2009, 2008 and 2007

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 6, 2012	LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

/s/ Bryce Knight
Bryce Knight
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE	SIGNATURE/TITLE

March 6, 2012	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer
and Chairman

March 6, 2012	/s/ James Jago
James Jago
Chief Financial Officer

March 6, 2012	/s/ Paul Johnson
Paul Johnson
Director

page 59 of 59