Form 10-Q
period 2012-03-31
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2012-05-08
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	March 31, 2012

Commission File Number:	814-00720

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5655532
(State or Jurisdiction of	(IRS Employer ID No)
Incorporation or Organization)

3651 Lindell Road, Suite D #146, Las Vegas, NV 89103

(Address of principal executive office) (zip code)

(702) 943-0320

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such files). Yes ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of March 31, 2012, is 11,826,899 shares.

Los Angeles Syndicate of Technology, Inc.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Los Angeles Syndicate of Technology, Inc.

Statements of Net Assets

	March 31,	December 31,
	2012	2011
		(Restated)
		(Audited)
ASSETS
Investments in portfolio companies:
Controlled (cost $427,153 at March 31, 2012 and $411,004 at December 31, 2011)	$10,404,827	$11,659,497
Non-controlled (cost $0 at March 31, 2012 and $0 at December 31, 2011)	-	-
Total investments	10,404,827	11,659,497
Cash and cash equivalents	15,146	11,462
Office furniture and equipment, net	9,044	9,803
Deposit	8,600	8,600

TOTAL ASSETS	10,437,617	11,689,362

LIABILITIES
Accounts payable, trade	20,924	5,445
Amounts due to related parties	121,727	120,990
Deferred income taxes	-	-
Accrued payroll expenses	148,194
TOTAL LIABILITIES	290,845	126,435
NET ASSETS	$10,146,772	$11,562,927

Commitments and contingencies (Note 9)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 11,826,899 and 11,791,899 shares issued and outstanding at March 31, 2012 and December 31, 2011	11,827	11,792
Additional paid in capital	3,605,824	3,570,859
Stock subscription receivable	(13,300)	(15,100)
Accumulated deficit:		-
Accumulated net operating loss	(3,091,008)	(2,908,872)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	9,977,674	11,248,493
NET ASSETS	$10,146,772	$11,562,927

NET ASSET VALUE PER SHARE	$0.86	$0.98

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Statements of Operations

Three Months Ended March 31

	2012	2011
		(Restated)
Investment Income:
From controlled investments:
Management fees	$10,500	$27,500
Interest	987	-
Dividends	-	-
Total revenues	11,487	27,500
Expenses:
Officer and employee compensation	136,620	59,000
Professional fees	22,912	7,186
Rent	8,887	7,350
Office supplies and expenses	4,876	2,842
Other general and administrative expense	20,328	5,745
Total expenses	193,623	82,123
Loss before income taxes	(182,136)	(54,623)
Income tax expense (benefit)	-	-
Continuing operations income tax adjustment (See Note 7)		(27,000)
Net loss from operations	(182,136)	(81,623)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2012 and 2011
Controlled	(1,270,819)	2,890,175
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized gains (losses)	(1,270,819)	2,890,175

Unrealized appreciation income tax adjustment (See Note 7)		2,612,000
Net increase (decrease) in net assets (liabilities) from operations	$(1,452,955)	$5,420,552

Net increase (decrease) in net assets (liabilities) from operations per share, basic and diluted	$(0.12)	$0.47
Weighted average common shares outstanding, basic and diluted	11,803,657	11,647,176

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Statements of Cash Flows

Three Months Ended March 31

	2012	2011
		(Restated)

Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$(1,452,955)	$2,835,552
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation) of investments	1,270,819	(2,890,175)
Net realized (gain) loss on investments	-	-
Deferred income taxes	-	-
Deferred income tax adjustment	-	-
Advances to portfolio companies	(16,149)	(59,288)
Proceeds from sale of investments	-	-
Depreciation and amortization	759	759
Common stock issued for services	-	-
Changes in operating assets and liabilities:
Deposits and prepaid expenses	-	-
Increase in accounts payable	15,479	3,371
Increase in accrued liabilities	148,194
Increase in amounts due to related parties	737	13,258
IRS refund paid to related party	-	-
Net cash used by operating activities	(33,116)	(96,523)
Cash flows from investing activities:
Purchase of furniture and equipment	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from issuance of common stock	35,000	125,000
Collection of stock subscriptions	1,800	50,550
Net cash provided by financing activities	36,800	175,550
Net increase in cash and cash equivalents	3,684	79,027
Cash and cash equivalents, beginning of period	11,462	374
Cash and cash equivalents, end of period	$15,146	$79,401

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	-	175,000
Stock subscriptions receivable	-	-
Stock subscriptions receivable cancelled	-	12,000
Purchase of portfolio company rescinded	-	65,000
Acquisition of investments	-	-
Convertible note payable issued to CEO	-	-

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Condensed Statements of Changes in Net Assets

Three Months Ended March 31

	2012	2011
		(Restated)

Changes in net assets (liabilities) from operations:
Net loss from operations	$(182,136)	$(81,623)
Net realized gain (loss) on sale of investments	-	-
Change in net unrealized appreciation (depreciation) of investments, net	(1,270,819)	2,890,175
Unrealized appreciation income tax adjustment (1)	-	2,612,000
Net increase (decrease) in net assets (liabilities) from operations	(1,452,955)	5,420,552

Capital stock transactions:
Common stock issued:
Cash	35,000	125,000
Amount due shareholder	-	175,000
Stock subscriptions collected	1,800	50,550
Rescission of investment acquisition	-	(65,000)
Net increase in net assets from stock transactions	36,800	285,550

Net increase (decrease) in net assets (liabilities)	(1,416,155)	5,706,102
Net assets, beginning of period	11,562,927	5,829,470
Net assets, end of period	$10,146,772	$11,535,572

(1) From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Financial Highlights

Three Months Ended March 31

	2012	2011
		(Restated)

PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.98	$0.49
Net (increase) decrease from operations	(0.02)	(0.01)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments	(0.11)	0.25
Net (increase) decrease from changes in deferred liabilities (1)	-	0.22
Net increase (decrease) from stock transactions (2)	0.00	0.02
Net asset (liability) value, end of period	$0.86	$0.98

Per share market value:
Beginning of period	$2.25	$2.50
End of period	$2.50	$2.50

Investment return, based on change in market price from beginning to end of period (3)	11.1%	0.0%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$10,146,772	$11,535,572
Average net assets	10,854,850	8,682,521
Annualized expenses	774,493	328,492
Annualized net increase (decrease) in net assets from operations	(5,811,819)	11,342,208
Annualized ratio of expenses to average net assets	7.1%	3.8%
Annualized ratio of net increase (decrease) in net assets from operations to average net assets	(53.5%)	130.6%
Shares outstanding at end of period	11,826,899	11,589,399
Weighted average shares outstanding during period	11,803,657	11,647,176

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

Los Angeles Syndicate of Technology, Inc.

Schedule of Investments

March 31, 2012

		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Sep-10	56%	5,780,000	338,422	$99,195	$1,624,043
Stockr, Inc.	Sep-10	63%	5,666,667	-	66,646	2,661,455
LottoPals, Inc.	Sep-10	99%	6,000,000	-	43,448	3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	-	86,086	2,987,551
Sanguine Biosciences, Inc.	Sep-10	42%	4,000,000	-	98,302	98,302
Stocktown Productions, Inc.	Sep-10	81%	16,704,953	-	33,476	33,476
					427,153	10,404,827

Investments in non-controlled portfolio companies-miscellaneous					-	-
		Total investments			$427,153	10,404,827
		Cash and other assets, less liabilities				(258,055)
		Net asset value at March 31, 2012				$10,146,772

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Schedule of Investments

December 31, 2011

		Percent/
	Date of	shares	Number of	Historical	Fair
	acquisition	owned	Shares / Units	cost	value

Investments in controlled portfolio companies:

Virurl, Inc.	Sep-10	64%	5,780,000	$96,398	$2,887,440
Stockr, Inc.	Sep-10	63%	5,666,667	66,169	2,661,455
LottoPals, Inc.	Sep-10	99%	6,000,000	40,359	3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	85,027	2,987,551
Sanguine Biosciences, Inc.	Sep-10	42%	4,000,000	92,902	92,902
Stocktown Productions, Inc.	Sep-10	81%	16,704,953	30,149	30,149
				411,004	11,659,497

Investments in non-controlled portfolio companies-miscellaneous				-	-
		Total investments		$411,004	11,659,497
		Cash and other assets, less liabilities			(96,570)
		Net asset value at December 31, 2011			$11,562,927

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

GOING CONCERN

The Company incurred a loss from operations of $182,136 during the three months ended March 31, 2012. The Company’s only sources of cash flow have been from the sale of the Company’s restricted common stock, management fees from portfolio companies, and loans from the CEO.

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

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At March 31, 2012 and 2011, there are no potentially dilutive common stock equivalents. Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

As of March 31, 2012 and 2011, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2012 and December 31, 2011. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of March 31, 2012 and December 31, 2011, there were zero options outstanding from the 1997 Plan. These options expired in September 2011.

Concentration of Credit Risk

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At March 31, 2012, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3:	INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at March 31, 2012 and December 31, 2011, the valuation of which are all based on Level 3 inputs:

	2012	2011

Cost	$427,153	$411,004
Unrealized appreciation (depreciation)	9,977,674	11,248,493
Fair market value	$10,404,827	$11,659,497

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

At March 31, 2012, all of our portfolio investments are valued based on level 3 inputs.

The Financial Accounting Standards Board (“FASB”) provides guidance on the determination of fair value. Accounting Standards Codification Topic 820 establishes a framework for measuring fair value that includes three distinct valuation techniques, (i) the Market Approach, (ii) the Income Approach and (iii) the Asset Approach. There is no single standard for determining fair value in good faith under any of these approaches, and as a result, determining fair value requires judgment be applied to the facts and circumstances of each of our portfolio investments. Topic 820 notes that in some cases the use of multiple valuation techniques will be appropriate. Under such circumstances, Topic 820 recommends that the results of the various techniques be evaluated and weighted appropriately. For investments where multiple valuation techniques are used to measure fair value, management evaluates and weights the results, considering the reasonableness of the range indicated by those results.

Following are descriptions of each technique and how we apply them to our portfolio companies.

•	Market Approach. The market approach uses prices and other relevant information generated by market transactions involving our portfolio companies, or identical or comparable assets or liabilities. Common applications of this approach include our use of the valuation implied by market transactions in our portfolio companies by unrelated investors and market multiples derived from a set of comparable companies. When determining fair value under the Market Approach, we often draw from the terms of recent capital transactions with unrelated investors.

•	Income Approach. The income approach incorporates estimates of future cash flows or earnings and discounts them to a single present value based on current market expectations. Under the Income Approach we apply multiple discounted cash flow (“DCF”) methods to derive estimates of fair value.

•	Asset Approach. The asset approach is based on the fair value of its assets less the fair value of its liabilities. When applying this approach, we evaluate (1) the aggregate amount of capital invested by LAST in such company (our “Cost Basis”), and (2) the fair value of the company’s assets less the fair value of the company’s liabilities.

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

At March 31, 2012, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our BOD. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of March 31, 2012.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	56%	1,624,043
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	99%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99%	2,987,551
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	98,302
Stocktown Productions, Inc.	Creative Arts	Productions	81%	33,476

				$10,404,827

The following are descriptions of our portfolio companies.

1)	Virurl, Inc. – virurl.com (open Alpha)

Virurl, Inc. (“Virurl”), is an online advertising platform that allows advertisers to pay people to share links with their friends. By creating a forum where users are paid for sharing links, the VIRURL platform empowers content creators and advertisers to tap the organic social networks of the web to drive traffic to their sites.

Virurl is a “human-powered” advertising engine, enabling users to monetize what they are already doing everyday - sharing links with their friends.

2)	Stockr, Inc. – stockr.com (private Beta)

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

Sanguine Biosciences, Inc. (“Sanguine”) is an international supplier of DNA data and bio-specimen to research organizations for the development of personalized medicines. Sanguine provides highly viable primary human cells and tissues to both the academic and industrial life science research communities through a new direct-to-patient platform. The current product offering spans customers’ needs in the In Vitro Research & Development stage of Drug Development. Sanguine’s vision is to develop into the global leader in high quality cells and tissues for life science research and development.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right. There are 11,826,899 and 11,791,899 common shares outstanding at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012, the Company sold 35,000 shares of its common stock for $35,000 in cash.

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

At March 31, 2012 and December 31, 2011, the Company owed its CEO $121,727 and $120,990, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties. On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

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

On February 23, 2012, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transferred 150,000 shares to three consultants for services to be rendered for the Company.

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

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis. Our chief executive officer is providing the space at minimal cost. In addition, we have maintained operations offices in Santa Monica, California, one of which is under a lease with the term ending in April 2012 which we expect to extend. Rent expense totaled $8,887 and $7,350 in the quarters ended March 31, 2012 and 2011, respectively.

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

In the three months ended March 31, 2011, the Company recorded two income tax adjustments to reflect the reversal of a deferred tax liability associated with unrealized gains generated by increases in value of our portfolio companies in periods prior to our RIC election as these taxes are no longer payable.

NOTE 8:	SUBSEQUENT EVENTS

N/A

NOTE 9:	AMENDMENT TO CONSOLIDATED FINANCIAL STATEMENTS

References to the quarterly period ended March 31, 2011 refer to the Form 10-Q/A filed by the Company with the Securities and Exchange Commission on August 24, 2011 (the “2011 10-Q/A”). The 2011 10-Q/A amended the Registrant’s annual report on form 10-Q for the quarterly period ended March 31, 2011, as filed with the Securities and Exchange Commission on May 13, 2011 (the “Amendment”).

The Amendment introduced the Company’s intention to elect to be taxed as an RIC under Subchapter M of the Internal Revenue Code of 1986, and recorded a deferred tax liability related to unrealized gains generated by the Company in the year ended December 31, 2010. See Note 7: Provision for Income Taxes for additional detail. The Amendment also reclassified the input level upon which we base our fair value measurements from Level 2 inputs to Level 3 inputs. See Note 4: Investments and Valuations for additional detail on the fair value hierarchy.

NOTE 10:	PRIOR YEAR ADJUSTMENTS

Certain reclassifications have been made in the accompanying financial statements to reflect changes in the treatment of the elimination of a deferred tax liability related to unrealized gains generated by the Company in the year ended December 31, 2010. Two income tax adjustments were applied to Statement of Operations for the period ended March 31, 2011 to reflect the elimination of the associated deferred tax liability. See Note 7: Income Taxes for more detail on these adjustments.

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

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Revenues - The Company received $10,500 in management fee revenues from its controlled portfolio companies in 2012, down from $27,500 in 2011. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase and become more consistent. The Company also recorded $987 of interest income related to the accrued interest generated from a convertible note investment prior to the conversion of such notes into preferred stock of Virurl, Inc.

The following table details expenses for the three months ended March 31, 2012:

	2012	2011
Expenses:
Officer and employee compensation	136,620	59,000
Professional fees	22,912	7,186
Rent	8,887	7,350
Office supplies and expenses	4,876	2,842
Other general and administrative expense	20,328	5,745
Total expenses	193,623	82,123

Officer and employee compensation increased in the three months ended March 31, 2012 to $136,620. This increase reflects the Company’s initiation of monthly payroll for its executive team and the associated payroll tax expenses. Professional fees increased in 2012, driven by increases in legal fees, investor relations and public relations fees, and audit fees, partially offset by a reduction in accounting fees. Office supplies and expenses and other general and administrative expense expanded over the amount in 2011, due primarily to the expanded office and facilities for the portfolio companies, and increased travel and entertainment related to fundraising activities.

The following table details the net realized and unrealized gains (losses) for the three months ended March 31, 2012 and 2011:

	2012	2011
Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(1,270,819)	2,890,175
Net realized and unrealized gains (losses)	(1,270,819)	2,890,175

On January 9, 2012, we converted $85,000 of advances to one of our portfolio companies, Virurl, Inc., into an $85,000 convertible note carrying an 8% interest rate. On March 2, 2012, Virurl, Inc. closed a preferred equity financing transaction with third party investor, whereby Virurl, Inc. issued new shares of preferred equity in return for cash proceeds and the conversion of the outstanding convertible notes, including any accrued interest thereon. In connection with this transaction, the Company recorded a $1,263,396 reduction to the carrying value of Virurl, Inc.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $182,136 during the three months ended March 31, 2012.

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

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $10,437,617 and from this, are subtracted liabilities and debts of $290,845. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The resulting NAV at March 31, 2012 is $10,146,772. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (11,826,899). The NAV/S is $0.86.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2012. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended March 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company sold 35,000 shares of its common stock for $35,000 in cash. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended, and the proceeds of such sales were used for general corporate purposes and to support the growth of our portfolio companies.

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

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

DATE	SIGNATURE/TITLE

May 7, 2012	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

May 7, 2012	By:	/s/ James Jago
James Jago
Chief Financial Officer

