Form 10-Q
period 2012-06-30
LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.
filed 2012-08-02
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	June 30, 2012

Commission File Number:	814-00720

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5655532
(State or Jurisdiction of	(IRS Employer ID No)
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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of June 30, 2012, is 11,886,899 shares.

Los Angeles Syndicate of Technology, Inc.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Los Angeles Syndicate of Technology, Inc.

Statements of Net Assets (Liabilities)

June 30, 2012 (unaudited) and December 31, 2011

	2012	2011
	(Unaudited)	Restated
ASSETS
Investments in portfolio companies:
Controlled (cost $437,409 at June 30, 2012 and $411,004 at December 31, 2011)	$10,698,046	$11,659,497
Total investments	10,698,046	11,659,497
Cash	46,509	11,462
Prepaid Expenses	199,098	-
Office furniture and equipment, net	8,407	9,803
Deposit	8,600	8,600

TOTAL ASSETS	10,960,660	11,689,362

LIABILITIES
Accounts payable, trade	7,528	5,445
Amounts due to related parties	115,430	120,990
Notes payable	4,839	-
Accrued payroll expenses	274,814	-

TOTAL LIABILITIES	402,611	126,435

NET ASSETS	$10,558,049	$11,562,927

Commitments and contingencies (Note 9)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 11,886,899 and 11,791,899 shares issued and outstanding at June 30, 2012 and December 31, 2011	11,887	11,792
Additional paid in capital	3,915,764	3,570,859
Stock subscription receivable	(13,300)	(15,100)
Accumulated deficit:		-
Accumulated net operating loss	(3,268,714)	(2,908,872)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	10,256,657	11,248,493
NET ASSETS	$10,558,049	$11,562,927

NET ASSET VALUE PER SHARE	$0.89	$0.98

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Statements of Operations

Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Investment Income:
From controlled investments:
Management fees	$31,500	$30,000

Total revenues	31,500	30,000

Expenses:
Officer and employee compensation	136,620	9,400
Professional fees	47,157	19,062
Rent	6,767	6,583
Office supplies and expenses	593	1,374
Other general and administrative expense	7,548	13,089
Interest expense	39	-

Total expenses	198,724	49,508

Loss before income taxes	(167,224)	(19,508)

Income tax expense (benefit)	-	-

Net loss from operations	(167,224)	(19,508)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	-	(393)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2012 and 2011
Controlled	278,982	(27,374)
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized gains (losses)	278,982	(27,767)

Net increase (decrease) in net assets (liabilities) from operations	$111,758	$(47,275)

Net increase (decrease) in net assets (liabilities) from operations per share, basic and diluted	$0.01	$(0.00)

Weighted average common shares outstanding, basic and diluted	11,865,580	11,589,843

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Statements of Operations

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Investment Income:
From controlled investments:
Management fees	$42,000	$57,500
Interest	987	-

Total revenues	42,987	57,500

Expenses:
Officer and employee compensation	273,240	68,400
Professional fees	80,552	26,248
Rent	15,654	13,933
Office supplies and expenses	5,468	4,216
Other general and administrative expense	27,876	18,834
Interest expense	39

Total expenses	402,829	131,631

Loss before income taxes	(359,842)	(74,131)

Income tax (benefit)	-	(27,000)

Net loss from operations	(359,842)	(101,131)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	-	(393)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2012 and 2011
Controlled	(991,836)	2,862,801
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized gains (losses)	(991,836)	2,862,408

Unrealized appreciation income tax adjustment (See Note 7)		2,612,000
Net increase (decrease) in net assets (liabilities) from operations	$(1,351,678)	$5,373,277

Net increase (decrease) in net assets (liabilities) from operations per share, basic and diluted	$(0.11)	$0.46

Weighted average common shares outstanding, basic and diluted	11,822,998	11,618,211

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Statements of Cash Flows

Six Months Ended June, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$(1,351,678)	$5,373,277
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation) of investments	991,836	(2,862,801)
Net realized (gain) loss on investments	-	393
Deferred income taxes	-	(2,585,000)
Advances to portfolio companies	(30,385)	(108,357)
Depreciation and amortization	1,520	1,518
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(7,895)	-
Non-cash consulting expenses	58,797
Increase in accounts payable	2,083	7,101
Increase in accrued liabilities	274,814
Decrease in amounts due to related parties	(5,560)	(12,316)
Issuance of notes payable	4,839	-
Net cash used by operating activities	(61,629)	(186,185)
Cash flows from investing activities:
Purchase of furniture and equipment	(124)	-
Net cash used in investing activities	(124)	-
Cash flows from financing activities:
Proceeds from issuance of common stock	95,000	165,000
Collection of stock subscriptions	1,800	52,650
Net cash provided by financing activities	96,800	217,650
Net increase in cash and cash equivalents	35,047	31,465
Cash, beginning of period	11,462	374
Cash, end of period	$46,509	$31,839

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	-	175,000
Stock subscriptions receivable cancelled	-	12,000
Purchase of portfolio company rescinded	-	65,000
Acquisition of investments	-	-
Consulting services (Note 5)	250,000	-

See accompanying notes to financial statements.

Los Angeles Syndicate of Technology, Inc.

Condensed Statements of Changes in Net Assets (Liabilities)

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Changes in net assets (liabilities) from operations:
Net loss from operations	$(359,842)	$(74,131)
Net realized loss on sale of investments	-	(393)
Change in net unrealized appreciation (depreciation) of investments, net	(991,836)	2,862,801
Unrealized appreciation income tax adjustment (1)	-	2,585,000
Share transfers for non-cash consulting expenses	250,000
Net increase (decrease) in net assets (liabilities) from operations	(1,101,678)	5,373,277

Capital stock transactions:
Common stock issued:
Cash	95,000	165,000
Amount due shareholder	-	175,000
Stock subscriptions collected	1,800	52,650
Rescission of investment acquisition	-	(65,000)
Net increase in net assets from stock transactions	96,800	327,650

Net increase (decrease) in net assets (liabilities)	(1,004,878)	5,700,927
Net assets (liabilities), beginning of period	11,562,927	5,829,470
Net assets (liabilities), end of period	$10,558,049	$11,530,397

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

Los Angeles Syndicate of Technology, Inc.

Financial Highlights

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.98	$0.49
Net decrease from operations	(0.03)	(0.01)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments	(0.09)	0.25
Net increase from changes in deferred liabilities (1)	-	0.22
Net increase from stock transactions (2)	0.01	0.04
Share transfers for non-cash consulting expenses	0.02

Net asset (liability) value, end of period	$0.89	$0.99

Per share market value:
Beginning of period	$2.50	$2.50
End of period	$1.60	$2.55

Investment return, based on change in market price from beginning to end of period (3)	(36.0)%	2.0%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$10,558,049	$11,530,397
Average net assets (liabilities)	11,060,488	10,114,326
Annualized expenses	805,658	263,262
Annualized net increase (decrease) in net assets (liabilities) from operations	(2,703,356)	5,576,554
Annualized ratio of expenses to average net assets (liabilities)	7.3%	2.6%
Annualized ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)	(24.4)%	55.1%
Shares outstanding at end of period	11,886,899	11,629,399
Weighted average shares outstanding during period	11,822,998	11,618,211

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

Los Angeles Syndicate of Technology, Inc.

Schedule of Investments

June 30, 2012

		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Sep-10	53%	5,780,000	338,422	$92,372	$1,624,044
Stockr, Inc.	Sep-10	63%	5,666,667	-	67,227	$2,661,455
LottoPals, Inc.	Sep-10	99%	6,000,000	-	48,137	$3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	-	89,267	$1,486,375
Sanguine Biosciences, Inc.	Sep-10	42%	4,000,000	-	103,998	$1,889,764
Stocktown Productions, Inc.	Sep-10	81%	16,704,953	-	36,408	$36,408
					437,409	10,698,046

		Total investments			$437,409	10,698,046
		Cash and other assets, less liabilities				(139,997)
		Net asset value at June 30, 2012				$10,558,049

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

Business and Operations

Overview

Los Angeles Syndicate of Technology, Inc. (“LAST”) is a technology incubator located in Santa Monica, California that builds web and mobile technology companies. We develop businesses in digital media, consumer internet, and social networking, and we own six companies at different stages of development.

We supply our companies with the capital to build their initial product, and provide hands-on support services to reduce startup costs and accelerate time to market. Our services include product development and design, corporate formation and structure, and exposure to additional financing. LAST also provides office space, financial and accounting resources, marketing and branding, and legal guidance. By offering these services, we enable our network of entrepreneurs to focus on developing their products. We believe that this structure offers the most value for entrepreneurs and the highest return potential to investors, and results in efficiencies in how companies are built and brought to market.

Our mission is to foster technology innovation in Los Angeles by partnering with the most talented entrepreneurs in southern California and providing them with the capital and tools to bring our ideas to market. Los Angeles has no shortage of entrepreneurs or innovation, but currently lacks the infrastructure, capital and expertise to develop these businesses as efficiently as other markets. LAST is working to change this.

LAST operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

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

On February 9, 2011 the Company’s Board of Directors were notified by Vineet Jindal that he was resigning as Chief Investment Officer of LAST effective immediately in order to assume the role of Chief Executive Officer of Stockr, Inc., a majority owned portfolio company of LAST.

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal. Per the terms of the agreement, LAST repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares. The Company transferred its right to repurchase the remaining 2,100,000 to employees of LAST, who repurchased these shares at Mr. Jindal’s original cost value.

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

Unaudited Condensed Interim Financial Statements Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the accounts of LAST and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

GOING CONCERN

The Company incurred a loss from operations of $359,842 during the six months ended June 30, 2012. The Company’s sources of cash flow have been from the sale of the Company’s restricted common stock, management fees from portfolio companies, and loans from the CEO.

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

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At June 30, 2012 and 2011, there are no potentially dilutive common stock equivalents. Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

As of June 30, 2012 and 2011, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2012 and December 31, 2011. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of June 30, 2012 and December 31, 2011, there were zero options outstanding from the 1997 Plan. These options expired in September 2011.

Concentration of Credit Risk

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At June 30, 2012, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Current Year Adjustments

Certain reclassifications have been made in the accompanying financial statements to reflect changes in expense categorization during the quarter ended March 31, 2012. Prior period amounts have been restated to reflect the reclassification and the resulting reduction of legal fees incurred in the quarter ended March 31, 2012.

NOTE 3:	INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at June 30, 2012 and December 31, 2011, the valuation of which are all based on Level 3 inputs:

	2012	2011

Cost	$437,409	$411,004
Unrealized appreciation (depreciation)	10,260,637	11,248,493
Fair market value	$10,698,046	$11,659,497

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

At June 30, 2012, all of our portfolio investments are valued based on level 3 inputs.

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

At June 30, 2012, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our BOD. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of June 30, 2012.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	53%	1,624,044
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	99%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99%	1,486,375
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	36,408

				$10,698,046

The following are descriptions of our portfolio companies.

1)	Virurl, Inc. – virurl.com (revenue-generating)

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

3)	LottoPals, Inc. – lottopals.com (stealth)

LottoPals, Inc. (“LottoPals”) is developing web and mobile applications to allow people to play state lotteries with their friends online. Every week, millions of people play the lottery, both individually and by forming pools with friends, family and coworkers. LottoPals is bringing the lottery online, making the experience more convenient and fun.

4)	Clowd, Inc. – clowd.com (stealth)

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right. There are 11,886,899 and 11,791,899 common shares outstanding at June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2012, the Company sold 95,000 shares of its common stock for $95,000 in cash.

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

At June 30, 2012 and December 31, 2011, the Company owed its CEO $115,430 and $120,990, respectively, for loans, accrued compensation and expense reimbursements, which is included in due to related parties. On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, CEO and Director of the Company, are paid directly to Knight Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

During the quarter ended March 31, 2011 Vineet Jindal and Brendon Crawford, previously the Chief Investment Officer and Chief Technology Officer of LAST, resigned from LAST to assume the Chief Executive Officer and Chief Technology Officer positions, respectively, at Stockr, Inc., a majority owned portfolio company of LAST.

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal. Per the terms of the agreement, LAST repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares. The Company transferred its right to repurchase the remaining 2,100,000 to employees of LAST, who repurchased these shares at Mr. Jindal’s original cost value.

On February 23, 2012 and April 11, 2012, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transferred 150,000 and 100,000 shares, respectively, to consultants for services to be rendered for the Company.

These shares were valued at $1.00 per share representing the price at which shares were sold during the period. The cost is being amortized over the estimated life of the consulting agreements, generally determined to be one year except for one consultant where the cost is being amortized over 33 months.

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

In addition, we have maintained operations offices in Santa Monica, California, one of which is under a month-to-month lease. Rent expense totaled $6,767 and $6,583 in the quarters ended June 30, 2012 and 2011, respectively.

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

Subsequent events have been evaluated through July 31, 2012, the date the financial statements were available to be issued. There were no items that would have a material impact to the financial statements presented in this Form 10-Q

NOTE 9:	PRIOR YEAR ADJUSTMENTS

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

Company

Los Angeles Syndicate of Technology, Inc. (“LAST”) is a technology incubator located in Santa Monica, California that builds web and mobile technology companies. We develop businesses in digital media, consumer internet, and social networking, and we own six companies at different stages of development.

We supply our companies with the capital to build their initial product, and provide hands-on support services to reduce startup costs and accelerate time to market. Our services include product development and design, corporate formation and structure, and exposure to additional financing. LAST also provides office space, financial and accounting resources, marketing and branding, and legal guidance. By offering these services, we enable our network of entrepreneurs to focus on developing their products. We believe that this structure offers the most value for entrepreneurs and the highest return potential to investors, and results in efficiencies in how companies are built and brought to market.

Our mission is to foster technology innovation in Los Angeles by partnering with the most talented entrepreneurs in southern California and providing them with the capital and tools to bring our ideas to market. Los Angeles has no shortage of entrepreneurs or innovation, but currently lacks the infrastructure, capital and expertise to develop these businesses as efficiently as other markets. LAST is working to change this.

LAST operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We became a non-diversified internally managed, closed-end investment company under the Investment Company Act of 1940, as amended, in November 2009. Accordingly, the most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

Revenues - The Company received $31,500 in management fee revenues from its controlled portfolio companies in 2012, up slightly from $30,000 in 2011. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase.

The following table details expenses for the three months ended June 30, 2012:

Expenses:	2012	2011

Officer and employee compensation	136,620	9,400

Professional fees	47,157	19,062

Rent	6,767	6,583

Office supplies and expenses	593	1,374

Other general and administrative expense	7,548	13,089

Interest expense	39	-

Total expenses	198,724	49,508

Officer and employee compensation increased in the three months ended June 30, 2012 to $136,620. This increase reflects the Company’s initiation of monthly payroll for its executive team and the associated payroll tax expenses in the first quarter of 2012. Professional fees increased in 2012, driven by increases in non-cash consulting expenses, investor relations and public relations expenses, partially offset by declines in audit fees, consulting expenses, and accounting fees. Office supplies and expenses and other general and administrative expense declined in 2012, due primarily to a reduction in travel and entertainment expenses, transfer agent fees and hosting expenses, partially offset by an increase in utilities.

The following table details the net realized and unrealized gains (losses) for the three months ended June 30, 2012 and 2011:

Net realized and unrealized gains (losses):	2012	2011

Net realized loss on investments, net of income taxes of none	-	(393)

Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	278,982	(27,374)

Net realized and unrealized gains (losses)	278,982	(27,767)

In the quarter ended June 30, 2012, the LAST Board of Directors approved the change in valuation method applied to Sanguine from the Asset Approach to the Market Approach, and an increase in the carrying value of Sanguine based on the valuation implied by Sanguine’s convertible note issuance in the quarter ended June 30, 2012. Under the Market Approach, our investment in Sanguine is carried at $1,889,764, as opposed to the Asset Approach valuation of $103,998, at June 30, 2012.

As part of the Company’s quarterly valuation process, the LAST Board of Directors resolved to write down our investment in Clowd from $2,987,551 to $1,486,375 based on the current estimate of fair market value from prospective investors, in accordance with our valuation policy.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Comparison of the six months ended June 30, 2012 and 2011

Revenues - The Company received $42,000 in management fee revenues from its controlled portfolio companies in 2012, down from $57,500 in 2011, and $987 of interest income from convertible notes prior to the conversion of such notes into preferred stock of Virurl, Inc. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase and become more consistent.

The following table details expenses for the six months ended June 30, 2012:

Expenses:	2012	2011

Officer and employee compensation	273,240	68,400

Professional fees	80,552	26,248

Rent	15,654	13,933

Office supplies and expenses	5,468	4,216

Other general and administrative expense	27,876	18,834

Interest expense	39	-

Total expenses	402,829	131,631

Officer and employee compensation increased in the six months ended June 30, 2012 to $273,240. This increase reflects the Company’s initiation of monthly payroll for its executive team and the associated payroll tax expenses in the first quarter of 2012. Professional fees increased in 2012, driven by increases in non-cash consulting expenses, investor relations and public relations expenses, partially offset by declines in audit fees, consulting expenses, and accounting fees. Office supplies and expenses and other general and administrative expense increased over the amount in 2011, due in part to the increase in meals expense and filing fees, partially offset by declines in travel and transfer agent fees.

The following table details the net realized and unrealized gains (losses) for the six months ended June 30, 2012 and 2011:

Net realized and unrealized gains (losses):	2012	2011

Net realized loss on investments, net of income taxes of none	-	(393)

Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(991,836)	2,862,801

Net realized and unrealized gains (losses)	(991,836)	2,862,408

On January 9, 2012, we converted $85,000 of advances to one of our portfolio companies, Virurl, Inc., into an $85,000 convertible note carrying an 8% interest rate. On March 2, 2012, Virurl. closed a preferred equity financing transaction with third party investor, whereby Virurl, issued new shares of preferred equity in return for cash proceeds and the conversion of the outstanding convertible notes, including any accrued interest thereon. In connection with this transaction, the Company recorded a $1,263,396 reduction to the carrying value of Virurl.

In the six months ended June 30, 2012, the LAST Board of Directors approved the change in valuation method applied to Sanguine Biosciences, Inc. from the Asset Approach to the Market Approach, and an increase in the carrying value of Sanguine based on the valuation implied by Sanguine’s convertible note issuance in the quarter ended June 30, 2012. Under the Market Approach, our investment in Sanguine is carried at $1,889,764, as opposed to the Asset Approach valuation of $103,998, at June 30, 2012.

As part of the Company’s quarterly valuation process, the LAST Board of Directors resolved to write down our investment in Clowd, Inc. from $2,987,551 to $1,486,375 based on the current estimate of fair market value from prospective investors, in accordance with our valuation policy.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $359,842 during the six months ended June 30, 2012.

The Company’s sources of cash flow have been from the sale of the Company’s restricted common stock, management fees from its portfolio companies and advances from the CEO.

The Company is in process of raising funds through private placements of common stock to meet its operating expense requirements and to meet the initial funding requirements of its controlled portfolio companies. If the Company is unable to continue to raise sufficient capital to meet its operating needs, doubt exists about the Company's ability to continue as a going concern.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $10,960,660 and from this, are subtracted liabilities and debts of $402,611. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The resulting NAV at June 30, 2012 is $10,558,049. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (11,886,899). The NAV/S is $0.89.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2012. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended June 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:	RISK FACTORS

Not Applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2012, the Company sold 95,000 shares of its common stock for $95,000 in cash. The shares were sold pursuant to an exemption from registration under Regulation D Rule 506 and Section 4(2) promulgated under the Securities Act of 1933, as amended, and the proceeds of such sales were used for general corporate purposes and to support the growth of our portfolio companies.

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

LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.

DATE	SIGNATURE/TITLE

August 2, 2012	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

August 2, 2012	By:	/s/ James Jago
James Jago
Chief Financial Officer

