Form 10-Q
period 2012-09-30
INVENT Ventures, Inc.
filed 2012-11-13
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	September 30, 2012

Commission File Number:	814-00720

INVENT Ventures, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5655532
(State or Jurisdiction of	(IRS Employer ID No)
Incorporation or Organization)

3651 Lindell Road, Suite D #146, Las Vegas, NV 89103

(Address of principal executive office) (zip code)

(702) 943-0320

(Issuer’s telephone number)

Los Angeles Syndicate of Technology, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of November 8, 2012, is 36,928,197.

INVENT Ventures, Inc.

PART 1: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Net Assets (Liabilities)

September 30, 2012 (unaudited) and December 31, 2011

	2012	2011
	(Unaudited)	Restated
ASSETS
Investments in portfolio companies:
Controlled (cost $446,135 at September 30, 2012 and $411,004 at December 31, 2011)	$10,514,964	$11,659,497
Total investments	10,514,964	11,659,497
Cash	47,321	11,462
Prepaid expenses	152,464	-
Office furniture and equipment, net	10,572	9,803
Purchased Software	350,000
Other assets	8,600	8,600

TOTAL ASSETS	11,083,921	11,689,362

LIABILITIES
Accounts payable, trade	31,592	5,445
Amounts due to related parties	106,591	120,990
Notes payable	4,933	-
Accrued payroll expenses	417,633	-

TOTAL LIABILITIES	560,749	126,435

NET ASSETS	$10,523,172	$11,562,927

Commitments and contingencies (Note 9)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 36,800,697 and 35,375,697 shares issued and outstanding at September 30, 2012 and December 31, 2011	36,801	35,376
Additional paid in capital	4,270,850	3,547,275
Stock subscription receivable	(13,300)	(15,100)
Accumulated deficit:		-
Accumulated net operating loss	(3,491,783)	(2,908,872)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	10,064,849	11,248,493
NET ASSETS	$10,523,172	$11,562,927

NET ASSET VALUE PER SHARE	$0.29	$0.33

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Operations

Three Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Investment Income:
From controlled investments:
Management fees	$31,150	$25,000

Total revenues	31,150	25,000
Expenses:
Officer and employee compensation	136,620	11,720
Professional fees	79,657	9,875
Director fees	1,000	750
Rent	7,420	6,580
Office supplies and expenses	2,722	3,053
Other general and administrative expense	26,307	7,814
Interest expense	94	-

Total expenses	253,820	39,792

Other income (expense)	2,600

Loss before income taxes	(220,070)	(14,792)

Net loss from operations	(220,070)	(14,792)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(195,787)	(54,023)
Net realized and unrealized gains (losses)	(195,787)	(54,023)

Net (decrease) in net assets (liabilities) from operations	$(415,857)	$(68,815)

Net (decrease) in net assets (liabilities) from operations per share, basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	36,441,675	34,769,529

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Operations

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Investment Income:
From controlled investments:
Management fees	$73,150	$82,500
Interest	987	-

Total revenues	74,137	82,500
Expenses:
Officer and employee compensation	409,860	80,120
Professional fees	163,209	36,123
Director fees	1,000	3,000
Rent	23,074	20,513
Office supplies and expenses	8,189	7,270
Other general and administrative expense	54,183	24,397
Interest expense	133

Total expenses	659,648	171,423

Loss before income taxes	(585,511)	(88,923)
Other income (expense)	2,600

Income tax (benefit)	-	(27,000)

Net loss from operations	(582,911)	(115,923)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	-	(393)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2012 and 2011
Controlled	(1,183,644)	2,808,778
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized gains (losses)	(1,183,644)	2,808,385

Unrealized appreciation income tax adjustment (See Note 7)		2,612,000
Net increase (decrease) in net assets (liabilities) from operations	$(1,766,555)	$5,304,462

Net increase (decrease) in net assets (liabilities) from operations per share, basic and diluted	$(0.05)	$0.15

Weighted average common shares outstanding, basic and diluted	35,818,744	34,929,246

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$(1,766,555)	$5,304,462
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation) of investments	1,183,644	(2,808,778)
Net realized (gain) loss on investments	-	393
Deferred income taxes	-	(2,585,000)
Advances to portfolio companies	(39,110)	(187,218)
Depreciation and amortization	2,287	2,277
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(7,851)	(2,000)
Non-cash consulting expenses	105,387
Increase in accounts payable	26,147	9,300
Increase in accrued liabilities	417,633
Decrease in amounts due to related parties	(14,399)	(31,568)
Issuance of notes payable	4,933	-
Net cash used by operating activities	(87,884)	(298,132)
Cash flows from investing activities:
Purchase of furniture and equipment	(3,056)	-
Net cash used in investing activities	(3,056)	-
Cash flows from financing activities:
Proceeds from issuance of common stock	125,000	277,500
Collection of stock subscriptions	1,800	52,650
Net cash provided by financing activities	126,800	330,150
Net increase in cash and cash equivalents	35,860	32,018
Cash, beginning of period	11,462	374
Cash, end of period	$47,322	$32,392

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	-	175,000
Stock subscriptions receivable cancelled	-	12,000
Purchase of portfolio company rescinded	-	65,000
Asset Purchases	350,000	-
Consulting services (Note 5)	250,000	-

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Condensed Statements of Changes in Net Assets (Liabilities)

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Changes in net assets (liabilities) from operations:
Net loss from operations	$(582,911)	$(115,923)
Net realized loss on sale of investments	-	(393)
Change in net unrealized appreciation (depreciation) of investments, net	(1,183,644)	2,808,778
Unrealized appreciation income tax adjustment (1)	-	2,612,000
Related party share transfers for non-cash consulting expenses	250,000
Net increase (decrease) in net assets (liabilities) from operations	(1,516,555)	5,304,462

Capital stock transactions:
Common stock issued:
Cash	125,000	277,500
Amount due shareholder	-	175,000
Asset purchases	350,000
Stock subscriptions collected	1,800	52,650
Rescission of investment acquisition	-	(65,000)
Net increase in net assets from stock transactions	476,800	440,150

Net increase (decrease) in net assets (liabilities)	(1,039,755)	5,744,612
Net assets (liabilities), beginning of period	11,562,927	5,829,470
Net assets (liabilities), end of period	$10,523,172	$11,574,082

(1) From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Financial Highlights

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.33	$0.16
Net decrease from operations	(0.02)	(0.00)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments	(0.04)	0.08
Net increase from changes in deferred liabilities (1)	-	0.07
Net increase from stock transactions (2)	0.01	0.02
Share transfers for non-cash consulting expenses	0.01

Net asset (liability) value, end of period	$0.29	$0.33

Per share market value:
Beginning of period	$0.53	$0.85
End of period	$0.67	$0.85

Investment return, based on change in market price from beginning to end of period (3)	26.4%	0.0%

RATIOS/SUPPLEMENTAL DATA

Net assets (liabilities), end of period	$10,523,172	$11,574,082
Average net assets (liabilities)	11,043,050	10,606,258
Annualized expenses	879,531	229,193
Annualized net increase (decrease) in net assets (liabilities) from operations	(2,355,407)	7,092,046
Annualized ratio of expenses to average net assets (liabilities)	8.0%	2.2%
Annualized ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)	(21.3)%	66.9%
Shares outstanding at end of period	36,800,697	35,225,697
Weighted average shares outstanding during period	35,818,744	34,929,246

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

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

September 30, 2012

		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common	Preferred
			Stock	Stock
Virurl, Inc.	Sep-10	51%	5,780,000	338,422	$92,849	$1,438,983
Stockr, Inc.	Sep-10	63%	5,666,667	-	67,671	$2,661,455
LottoPals, Inc.	Sep-10	99%	6,000,000	-	51,712	$3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	-	91,510	$1,486,375
Sanguine Biosciences, Inc.	Sep-10	42%	4,000,000	-	104,006	$1,889,764
Stocktown Productions, Inc.	Sep-10	81%	16,704,953	-	38,387	$38,387
					446,135	10,514,964

		Total investments			$446,135	10,514,964
		Cash and other assets, less liabilities				8,208
		Net asset value at September 30, 2012				$10,523,172

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

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

INVENT Ventures, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business and Operations

Overview

INVENT Ventures, Inc. (“INVENT”) is a technology incubator located in Santa Monica, California that builds web and mobile technology companies. We develop businesses in digital media, consumer Internet, and social networking, and we own six companies at different stages of development.

We supply our companies with the capital to build their initial product, and provide hands-on support services to reduce startup costs and accelerate time to market. Our services include product development and design, corporate formation and structure, and exposure to additional financing. INVENT also provides office space, financial and accounting resources, marketing and branding, and legal guidance. By offering these services, we enable our network of entrepreneurs to focus on developing their products. We believe that this structure offers the most value for entrepreneurs and the highest return potential to investors, and results in efficiencies in how companies are built and brought to market.

Our mission is to foster technology innovation in Los Angeles by partnering with the most talented entrepreneurs in southern California and providing them with the capital and tools to bring our ideas to market. Los Angeles has no shortage of entrepreneurs or innovation, but we believe that it currently lacks the infrastructure, capital and expertise to develop these businesses as efficiently as other markets. INVENT is working to change this.

INVENT operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

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

On March 7, 2006, the Company filed a notification under Form N54a with the SEC indicating our election to be regulated as a business development company under the 1940 Act.

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

On July 20, 2010, the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a Name Change to Bay Street Capital, Inc. and authorized the Company to enact a 1-for-50 reverse stock split of the Company’s outstanding Common Stock. Both corporate actions were effective on August 31, 2010.

On September 24, 2010, the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a name change to Los Angeles Syndicate of Technology, Inc. The name change was effective on October 14, 2010.

On July 20, 2012, the Company’s Board of Directors and stockholders holding a majority of our voting shares authorized the following actions:

•	The amendment of our Articles of Incorporation to change our corporate name to INVENT Ventures, Inc. (the “Name Change”). The Name Change was effective on Septemer 19, 2012;

•	Request to FINRA that our stock symbol be changed from “LAST” to “IDEA” (the “Symbol Change”). Our stock symbol was temporarily changed by FINRA to “LASTD” until October 19, 2012 when it permenantly changed to “IDEA”;

•	The implementation of a forward stock split of our common stock issued and outstanding where every one (1) share of our common stock owned by a stockholder automatically changed into and become three (3) new shares of our common stock (the “Forward Stock Split”). The Forward Stock Split became effective on September 19, 2012.

Following the Forward Stock Split, there were 36,800,697 shares outstanding as of September 30, 2012.

The Company currently operates as an internally managed closed-end non-diversified Business Development Company and is traded under the symbol “IDEA” (temporarily traded under the ticker “LASTD” until October 15, 2012).

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

The accompanying financial statements reflect the accounts of INVENT and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

GOING CONCERN

The Company incurred a loss from operations of $582,911 during the nine months ended September 30, 2012. The Company’s sources of cash flow have been from the sale of the Company’s common stock, management fees from portfolio companies, and loans from the CEO.

The Company actively monitors its financing needs and intends to seek funds through private placements of common stock to meet its operating expense requirements and to meet the initial funding requirements of its controlled portfolio companies. If the Company is unable to continue to raise sufficient capital to meet its operating needs or generate cash flow from operations, substantial doubt exists regarding the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Pursuant to Regulation S-X, Rule 6, the Company operates, and will to operate on a non-consolidated basis.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. None of the Company’s cash is restricted.

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At September 30, 2012 and 2011, there are no potentially dilutive common stock equivalents. Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

Valuation of Investments (as an Investment Company)

As a BDC, we are regulated by the Investment Company Act of 1940 (the “Act”). Section 2(a)(41) of the Act defines Value as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the Board of Directors (“BOD”). We expect that few, if any, of our portfolio companies will have market quotations, and as such, we expect to rely on market transactions involving our portfolio companies and the fair value determined in good faith by our BOD for the valuation of our portfolio companies. Prior to our conversion a BDC, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

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

As of September 30, 2012 and 2011, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation or amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of our fixed assets, primarily consisting of purchased software, computers, electronics and other office furniture, is evaluated periodically to determine if adjustment to the depreciation or amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of any of its fixed assets exist at September 30, 2012 and December 31, 2011. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of September 30, 2012 and December 31, 2011, there were zero options outstanding under any of the Company’s equity compensation plans. These options expired in September 2011.

Concentration of Credit Risk

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At September 30, 2012, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Current Year Adjustments

Certain reclassifications have been made in the accompanying financial statements to reflect changes in expense categorization during the quarter ended March 31, 2012. Prior period amounts have been restated to reflect the reclassification and the resulting reduction of legal fees incurred in the quarter ended March 31, 2012.

NOTE 3:	INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at September 30, 2012 and December 31, 2011, the valuation of which are all based on Level 3 inputs:

	2012	2011

Cost	$446,135	$411,004
Unrealized appreciation (depreciation)	10,068,829	11,248,493
Fair market value	$10,514,964	$11,659,497

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

At September 30, 2012, all of our portfolio investments are valued based on level 3 inputs.

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

Following are descriptions of each technique and how we apply them to our portfolio companies.

•	Market Approach. The market approach uses prices and other relevant information generated by market transactions involving our portfolio companies, or identical or comparable assets or liabilities. Common applications of this approach include our use of the valuation implied by market transactions in our portfolio companies and market multiples derived from a set of comparable companies. When determining fair value under the Market Approach, we often draw from the terms of recent capital transactions with unrelated investors.

•	Income Approach. The income approach incorporates estimates of future cash flows or earnings and discounts them to a single present value based on current market expectations. Under the Income Approach we apply multiple discounted cash flow (“DCF”) methods to derive estimates of fair value.

•	Asset Approach. The asset approach is based on the fair value of the portfolio company’s assets less the fair value of its liabilities. When applying this approach, we evaluate (1) the aggregate amount of capital invested by INVENT in such company (our “Cost Basis”), and (2) the fair value of the company’s assets less the fair value of the company’s liabilities.

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

1.	Management considers which fair value techniques are applicable based on the type of investment being valued. If applying the asset approach, our management team aggregates the costs spent to develop the business and estimates the current cost to replicate such technology by another party. Under the market approach, our management team considers all transactions involving the portfolio company, as well as examines the current valuation levels of comparable investments. When applying the income approach, our management team develops cash flow forecasts and utilizes various discounted cash flow valuation techniques to approximate fair value. Management evaluates and weights the resulting valuations, considering the reasonableness of the range indicated by those results.

2.	Preliminary valuation conclusions are discussed with the Board of Directors and subsequently discussed with members of our advisory board.

3.	The Board of Directors considers the proposed valuations and determines the value of our portfolio companies in good faith based on the input of our management team and our advisory board.

We will record unrealized depreciation on investments when we believe that an investment has decreased in value or if the collection of a loan is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

At September 30, 2012, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our Board of Directors. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of September 30, 2012.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	51%	1,438,983
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	99%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99%	1,486,375
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	38,387

				$10,514,964

The following are descriptions of our portfolio companies.

1)	Virurl, Inc. – virurl.com (revenue-generating)

Virurl, Inc. (“VIRURL”) is an online marketplace that allows brands and marketers to create instant viral advertising campaigns. The VIRURL platform enables marketers to launch viral campaigns by paying Internet users to share videos, articles, music, and other media with their friends via email, social networks, and anywhere else on the web.

The enormous value created for brands through peer-to-peer sharing on the web is unmatched by any form of marketing in history. VIRURL was built specifically to help marketers create and accelerate this powerful peer-to-peer effect by incentivizing sharing behavior among consumers.

2)	Stockr, Inc. – stockr.com (LIVE)

Stockr, Inc. (“Stockr”) is a social network built for the stock market that allows users to see and discuss what stocks other users are trading in real time.

The Stockr platform empowers users to discover, share and discuss market information with investors and companies. Stockr brings identity and transparency to an otherwise anonymous environment, unveiling a new layer of market information.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right. There are 36,800,697 and 35,375,697 common shares outstanding at September 30, 2012 and December 31, 2011, respectively.

On July 20, 2012, the Company's the Board of Directors approved a resolution implementing a three-for-one forward stock split of the Company's Common Stock, which became effective on September 19, 2012.

During the nine months ended September 30, 2012, the Company sold 375,000 shares of its common stock for $125,000 in cash.

On July 27, 2012, the Company issued 1,050,000 shares to purchase various assets that enhance the services we can offer to our portfolio companies and to broaden our reach and exposure to the Northern California technology market, including relationships with entrepreneurs, advisors, angel investors, and investor relations companies (the “GGAA”). The Company has recorded these assets at their cost basis as fixed assets in the accompanying financial statements.

Retroactive Adjustment For Forward Stock Split

On September 19, 2012, the Company effected a three-for-one forward stock split of its Common Stock. Consequently, all earnings per share and other share-related amounts and disclosures have been retroactively adjusted for this action.

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

At September 30, 2012 and December 31, 2011, the Company owed its CEO $106,592 and $120,990, respectively, for loans and expense reimbursements, which is included in due to related parties. On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

Officer’s compensation and director’s fees related to the services provided by Bryce Knight, CEO and Director of the Company, are paid directly to Knight Inc. (formerly Knight Enterprises, Inc.), a Nevada corporation 100% owned by Bryce Knight.

During the quarter ended March 31, 2011 Vineet Jindal and Brendon Crawford, previously the Chief Investment Officer and Chief Technology Officer of INVENT, resigned from INVENT to assume the Chief Executive Officer and Chief Technology Officer positions, respectively, at Stockr, Inc., a majority owned portfolio company of INVENT.

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 8,100,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal. Per the terms of the agreement, INVENT repurchased 1,800,000 shares at Mr. Jindal’s cost value and then cancelled those shares. The Company transferred its right to repurchase the remaining 6,300,000 shares to employees of INVENT, who repurchased these shares at Mr. Jindal’s original cost value.

On February 23, 2012 and April 11, 2012, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transferred 450,000 and 300,000 shares, respectively, to consultants for services to be rendered for the Company. These shares were valued at $0.33 per share (valued at $1.00 pre-split) representing the price at which shares were sold during the period. The cost is being amortized over the estimated life of the consulting agreements, generally determined to be one year except for one consultant where the cost is being amortized over 33 months.

INVENT currently collects $10,500 per month from VIRURL for managerial assistance provided by the Company to VIRURL.

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

In addition, we have maintained operations offices in Santa Monica, California, one of which is under a month-to-month lease. Rent expense totaled $7,420 and $6,580 in the quarters ended September 30, 2012 and 2011, respectively.

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

Subsequent events have been evaluated through November 8, 2012, the date the financial statements were available to be issued.

On August 10, 2012, the Company sold 127,500 shares of its common stock for $42,500 in cash.

On October 25, 2012, the Company entered into a consulting agreement with Overseas Investment Banking Alliance, SA, a Panamanian anonymous society (“OIBASA”). Pursuant to the Agreement, the Company issued OIBASA a warrant to purchase 1,000,000 shares of Company common stock as a retainer for its consulting services (the “OIBASA Warrant”). The OIBASA Warrant has a term of two years, an exercise price of $0.33 per share, includes registration rights and becomes exercisable upon the occurrence of events for which OIBASA is providing consulting services.

There were no other items that would have a material impact to the financial statements presented in this Form 10-Q

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

ITEM 2:             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Factors that may cause actual results to differ materially from those contemplated by our forward-looking statements include the following:

•	our limited operating history;

•	our ability to successfully compete with other venture capital companies in obtaining attractive portfolio companies;

•	the general economy and its impact on our current and any future portfolio companies and the industries in which they operate;

•	the financial condition and ability of our current and any future portfolio companies to achieve their objectives;

•	legislative or regulatory changes may adversely affect our business and that of our portfolio companies;

•	our operating costs may be greater than expected;

•	we could lose key personnel, or spend a greater amount of resources attracting, retaining and motivating them than we have projected;

•	our inability to raise additional capital if needed; and

•	our ability to maintain our qualification as a regulated investment company and as a business development company.

We based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. We are under no duty to update any of the forward-looking statements after the date of this filing to conform those statements to actual results. In evaluating these statements, you should consider various factors, including the Risk Factors set out in Part I, Item 1.A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Company

INVENT Ventures, Inc. (“INVENT”) is a technology incubator located in Santa Monica, California that builds web and mobile technology companies. We develop businesses in digital media, consumer internet, and social networking, and we own six companies at different stages of development.

We supply our companies with the capital to build their initial product, and provide hands-on support services to reduce startup costs and accelerate time to market. Our services include product development and design, corporate formation and structure, and exposure to additional financing. INVENT also provides office space, financial and accounting resources, marketing and branding, and legal guidance. By offering these services, we enable our network of entrepreneurs to focus on developing their products. We believe that this structure offers the most value for entrepreneurs and the highest return potential to investors, and results in efficiencies in how companies are built and brought to market.

Our mission is to foster technology innovation in Los Angeles by partnering with the most talented entrepreneurs in southern California and providing them with the capital and tools to bring our ideas to market. Los Angeles has no shortage of entrepreneurs or innovation, but we believe that it currently lacks the infrastructure, capital and expertise to develop these businesses as efficiently as other markets. INVENT is working to change this.

INVENT operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940. From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Revenues - The Company received $31,150 in management fee revenues from its controlled portfolio companies in 2012, up slightly from $25,000 for the same period in 2011. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase.

The following table details expenses for the three months ended September 30, 2012:

Expenses:
Officer and employee compensation	136,620	11,720
Professional fees	79,657	9,875
Director fees	1,000	750
Rent	7,420	6,580
Office supplies and expenses	2,722	3,053
Other general and administrative expense	26,307	7,814
Interest expense	94	-
Total expenses	253,820	39,792

Officer and employee compensation increased in the three months ended September 30, 2012 to $136,620. This increase reflects the Company’s initiation of monthly payroll for its executive team and the associated payroll tax expenses in the first quarter of 2012. Professional fees increased in the three months ended September 30, 2012, driven by increases in non-cash consulting expenses, marketing, investor relations and public relations expenses, partially offset by declines in legal fees, audit fees, and accounting fees. Other general and administrative expense increased in the three months ended September 30, 2012, due primarily to an increase in travel and entertainment expenses, filing fees, and insurance, partially offset by a decline in transfer agent fees.

The following table details the net realized and unrealized gains (losses) for the three months ended September 30, 2012 and 2011:

	2012	2011
Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(195,787)	(54,023)
Net realized and unrealized gains (losses)	(195,787)	(54,023)

On September 25, 2012, one of our portfolio companies, VIRURL, received additional preferred equity funding on the same terms as its previous preferred equity financing. Given the rights and privileges of the preferred equity relative to the common equity, the preferred equity is carried at a higher price per share than the common equity, and because the valuation at which the preferred equity was invested did not change, the relative value of VIRURL’s common equity versus its preferred equity declined. As a result, in the three months ended September 30, 2012, we recorded a $185,061 reduction in the carrying value of our VIRURL holdings, with the remainder of the reduction in unrealized appreciation stemming from increases in the cost bases of our remaining portfolio companies.

Comparison of the nine months ended September 30, 2012 and 2011

Revenues - The Company received $73,150 in management fee revenues from its controlled portfolio companies in the nine months ended September 30, 2012, down from $82,500 for the same period in 2011, and $987 of interest income from convertible notes prior to the conversion of such notes into preferred stock of Virurl, Inc. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase and become more consistent.

The following table details expenses for the nine months ended September 30, 2012:

30

	2012	2011
Expenses:
Officer and employee compensation	409,860	80,120
Professional fees	163,209	36,123
Director fees	1,000	3,000
Rent	23,074	20,513
Office supplies and expenses	8,189	7,270
Other general and administrative expense	54,183	24,397
Interest expense	133	-
Total expenses	659,648	171,423

Officer and employee compensation increased in the nine months ended September 30, 2012 to $409,860. This increase reflects the Company’s initiation of monthly payroll for its executive team and the associated payroll tax expenses in the first quarter of 2012. Professional fees increased in the nine months ended September 30, 2012, driven by increases in non-cash consulting expenses, marketing, investor relations, legal, and public relations expenses, partially offset by declines in audit fees and accounting fees. Other administrative expense increased in the nine months ended September 30, 2012, due in part to the increase in travel and entertainment expenses, insurance and filing fees, partially offset by declines in transfer agent fees.

The following table details the net realized and unrealized gains (losses) for the nine months ended September 30, 2012 and 2011:

	2012	2011
Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none	-	(393)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(1,183,644)	2,808,778
Net realized and unrealized gains (losses)	(1,183,644)	2,808,385

On January 9, 2012, we converted $85,000 of advances to one of our portfolio companies, Virurl, Inc., into an $85,000 convertible note carrying an 8% interest rate. On March 2, 2012, Virurl. closed a preferred equity financing transaction with third party investor, whereby Virurl, issued new shares of preferred equity in return for cash proceeds and the conversion of the outstanding convertible notes, including any accrued interest thereon. In connection with this transaction, in the first quarter of 2012, the Company recorded a $1,263,396 reduction to the carrying value of Virurl.

In the nine months ended September 30, 2012, the INVENT Board of Directors approved the change in valuation method applied to Sanguine Biosciences, Inc. from the Asset Approach to the Market Approach, and an increase in the carrying value of Sanguine based on the valuation implied by Sanguine’s convertible note issuance in the quarter ended June 30, 2012. Under the Market Approach, our investment in Sanguine is carried at $1,889,764, as opposed to the Asset Approach valuation of $103,998, at June 30, 2012.

In the second fiscal quarter ended June 30, 2012 as part of the Company’s quarterly valuation process, the INVENT Board of Directors resolved to write down our investment in Clowd, Inc. from $2,987,551 to $1,486,375 based on the current estimate of fair market value, in accordance with our valuation policy.

On September 25, 2012, one of our portfolio companies, Virurl, Inc. (“VIRURL”), received additional preferred equity funding on the same terms as its previous preferred equity financing. Given the rights and privileges of the preferred equity relative to the common equity, the preferred equity is carried at a higher price per share than the common equity, and because the valuation at which the preferred equity was invested did not change, the relative value of VIRURL’s common equity versus its preferred equity declined. As a result, in the third quarter of 2012, we recorded a $185,061 reduction in the carrying value of our VIRURL holdings, with the remainder of the reduction in unrealized appreciation stemming from increases in the cost bases of our remaining portfolio companies.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $582,911 during the nine months ended September 30, 2012.

The Company’s sources of cash flow have been from the sale of the Company’s common stock, management fees from its portfolio companies and advances from the CEO. The Company has historically relied on these sources of capital in recent years to sustain its operations. Based on our cash position at September 30, 2012, we need additional capital to continue our operations.

The Company actively monitors its financing needs and intends to seek funds through private placements of common stock to meet its operating expense requirements and to meet the initial funding requirements of its controlled portfolio companies. If the Company is unable to continue to raise sufficient capital to meet its operating needs, doubt exists about the Company's ability to continue as a going concern.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less liabilities and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $11,087,077 and from this, are subtracted liabilities of $560,749. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The resulting NAV at September 30, 2012 is $10,529,228. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (36,800,697). The NAV/S is $0.29 at September 30, 2012.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2012. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended September 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 except as set forth below.

Our independent registered public accounting firm, in their audit report related to our financial statements for the years ended December 31, 2011 and 2010, expressed substantial doubt about our ability to continue as a going concern.

As a result of our continued losses, our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2011 and 2010, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent auditors could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and could materially and adversely affect the terms of any financing that we might obtain. If we cannot raise additional capital in the future and our operating expenses continue to exceed our operating income, the value of our common stock could decline significantly.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2012, the Company sold 375,000 shares of its common stock for $125,000 in cash. The shares were sold pursuant to an exemption from registration under Regulation D Rule 506 and Section 4(2) promulgated under the Securities Act of 1933, as amended, and the proceeds of such sales were used for general corporate purposes and to support the growth of our portfolio companies.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5:	OTHER INFORMATION

Not applicable

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

3.1.1	Articles of Incorporation, as amended September 19, 2012.

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENT VENTURES, INC.

DATE	SIGNATURE/TITLE

November 8, 2012	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

November 8, 2012	By:	/s/ James Jago
James Jago
Chief Financial Officer

