Form 10-K
period 2012-12-31
INVENT Ventures, Inc.
filed 2013-03-25
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

Commission file number 814-00720

INVENT VENTURES, INC.

(FORMERLY KNOWN AS LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2012 (the last business day of the Registrant’s most recently completed second quarter) was $4,839,799 based upon the last sales price reported for such date. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 25, 2012 was 36,928,197 shares.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this report except those Exhibits so incorporated as set forth in the Exhibit Index.

INVENT VENTURES, INC.

(FORMERLY KNOWN AS LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.)

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “INVENT,” “we,” “us” and “our” refer to INVENT Ventures, Inc. unless the context otherwise requires.

PART I

ITEM 1:          BUSINESS

General Development of Business

INVENT Ventures, Inc. (“INVENT”), formerly known as Los Angeles Syndicate of Technology, Inc., is a technology venture fund that creates, builds, and invests in web and mobile technology companies. We develop businesses in the consumer Internet, mobile and biotechnology markets, and own six companies at different stages of development.

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

Our mission is to foster technology innovation in Los Angeles by partnering with the most talented entrepreneurs in southern California and providing them with the capital and tools to bring new ideas to market.

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

Our stock is publicly listed on the OTCQB market under the symbol “IDEA”.

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

Our Business Strategy

Our goal is to build and invest in web and mobile technology companies that will generate capital appreciation and realized gains. We believe that by developing technology internally and partnering with entrepreneurs at inception, we can generate the highest return and add the most value for our syndicate of entrepreneurs. The following are key elements of our strategy:

•	Guide our portfolio companies through the challenges of early development. We provide portfolio companies with the capital to cultivate their product and grow into profitability. Beyond capital support, INVENT reduces costs and time to market through managerial assistance, marketing resources, and technological collaboration. As the companies mature, we prepare them for subsequent financing rounds or other liquidity events by providing strategic guidance, legal and accounting resources, and access to the capital markets.

•	Apply a structured investment process to our deployment of capital. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend. By investing in the earliest stages of our companies’ lifecycles we are able to generate significant returns with minimal capital investment. Capital is deployed based on pre-determined development milestones, with a maximum investment of $500,000 per portfolio company. The INVENT diligence process includes both qualitative and quantitative analyses, and input from our network constituents to determine the value proposition, viability and defensibility of each business.

•	Build a diverse portfolio of innovative and dynamic technology companies. The low capital investment requirements of our target industries, coupled with the short development timeline of technology companies, enable us to spread our capital base across a wide spectrum of investments. Some companies will achieve positive cash flow, some will require further capital, and some will fail. Through the construction of a diverse portfolio we believe we will mitigate risk and enhance the value of our network.

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

On September 24, 2010 the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a Name Change to Los Angeles Syndicate of Technology, Inc. (“LAST”).  The name change was effective with FINRA on October 14, 2010.

On February 9, 2011, the Company’s Board of Directors was notified by Management that Vineet Jindal and Brendon Crawford, previously the Chief Investment Officer and Chief Technology Officer of INVENT, resigned from LAST to assume the Chief Executive Officer and lead engineer positions, respectively, at Stockr, a majority owned portfolio company of INVENT

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, INVENT repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of INVENT, who repurchased these shares at Mr. Jindal’s original cost value.

On July 20, 2012, the Company’s Board of Directors and stockholders holding a majority of our voting shares authorized the following actions:

•	The amendment of our Articles of Incorporation to change our corporate name to INVENT Ventures, Inc. (the “Name Change”). The Name Change was effective on September 19, 2012;

•	Request to FINRA that our stock symbol be changed from “LAST” to “IDEA” (the “Symbol Change”). Our stock symbol was temporarily changed by FINRA to “LASTD” until October 19, 2012 when it permanently changed to “IDEA”;

•	The implementation of a forward stock split of our common stock issued and outstanding where every one (1) share of our common stock owned by a stockholder automatically changed into and become three (3) new shares of our common stock (the “Forward Stock Split”). The Forward Stock Split became effective on September 19, 2012.

Following the Forward Stock Split, there were 36,800,697 shares outstanding as of September 30, 2012.

The Company currently operates as an internally managed closed-end non-diversified Business Development Company and is traded under the symbol “IDEA”.

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

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC's total outstanding shares of capital stock. This amount is reduced to 20% of the BDC's total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC'stotal outstanding shares of capital stock.

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

EMPLOYEES

At December 31, 2012 and 2011, we had 4 and 5 full-time employees, respectively.

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

We and our portfolio companies are in early stages of development, and are among many that have entered the emerging web-based technology market. Specific risks to our business include our:

•	ability to source and market innovative businesses and acquire ownership interests in attractive companies;
•	dependence on our portfolio companies to reach positive cash flow generation, a liquidity event, or our ability to access the capital markets;
•	need to manage our expanding portfolio and operational footprint; and
•	continuing need to increase spending to retain and attract key personnel, build the INVENT brand and increase awareness of our portfolio companies.

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

The Company's expenses are higher than our current cash flow, which will require the Company to issue equity to raise capital. This could result in substantial dilution to our shareholders’ equity or hinder our ability to continue in operations should additional capital not be raised

In 2012, the Company had $105,987 in operating revenues. Consequently, the Company will have to sell shares of the Company's common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

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

We may change our investment policies without further shareholder approval

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified portfolio companies, we are not limited with respect to the minimum standard that any investment must meet, neither are we limited to the industries in which those portfolio companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

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

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements

Our common stock is currently listed on the OTCBB and OTCQB markets under the symbol (“IDEA”).  Some broker-dealers decline to trade in OTCBB stocks given the markets for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

Our share ownership is concentrated

Our Company's Management team beneficially owns more than 70% of the Company's voting shares. As a result, Management will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all, or substantially all, of the assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, the chief executive officer may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company's common stock by discouraging third party investors. In addition, the interests of Company Management may not always coincide with the interests of the Company's other stockholders.

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

Our independent registered public accounting firm, in their audit report related to our financial statements for the years ended December 31, 2012, 2011 and 2010, expressed substantial doubt about our ability to continue as a going concern.

As a result of our continued losses, our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent auditors could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and could materially and adversely affect the terms of any financing that we might obtain. If we cannot raise additional capital in the future and our operating expenses continue to exceed our operating income, the value of our common stock could decline significantly.

ITEM 2:          PROPERTIES

Our principal headquarters is located at 135 and 137 Bay Street in Santa Monica, California. The Company’s executive team and several of our portfolio companies have offices at these building campuses, for which the Company pays $9,125 a month, $7,125 of which is allocated to the portfolio companies currently occupying their respective offices, and is classified as advances to portfolio companies. We believe these facilities, which are in good physical condition, are adequate to support our growth over the next 12 months.

Our corporate headquarters are located at 3651 Lindell Road, Suites D #145-146, Las Vegas, Nevada 89103. We pay approximately $200 a month for two executive offices and administrative support.

ITEM 3:	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.

ITEM 4:	MINE SAFTEY DISCLOSURES

Not Applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

Our Common Stock trades on the OTCQB market under the symbol: IDEA.

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

The following table sets forth the range of high and low closing sales prices for our Common Stock for the periods indicated and has been adjusted for the 3 for 1 forward stock split which was effective September 19, 2012:

	High	Low

Fiscal Year Ending December 31, 2012

First Quarter	$0.83	$0.58
Second Quarter	$0.83	$0.50
Third Quarter	$0.67	$0.37
Fourth Quarter	$3.00	$0.50

Fiscal Year Ending December 31, 2011

First Quarter	$0.83	$0.83
Second Quarter	$0.85	$0.83
Third Quarter	$0.85	$0.85
Fourth Quarter	$0.85	$0.75

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2012, there were approximately 840 holders of record of our common stock and we had 36,928,197 common shares issued and outstanding.

DIVIDENDS

Prior to the Company’s election to operate so as to qualify to be taxed as an RIC under Subchapter M of the Code, the Company did not historically pay cash dividends. Our quarterly dividends, if any, are determined by our Board of Directors. An estimate of our annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year is considered when declaring dividends. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level. No dividends have been declared between the fiscal years ended December 31, 2006 to December 31, 2012.

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

OPTIONS

There are no options related to the Company’s common stock currently outstanding.

WARRANTS

On October 25, 2012, the Company entered into a consulting agreement with Overseas Investment Banking Alliance, SA, a Panamanian anonymous society (“OIBASA”). Pursuant to the Agreement, the Company issued OIBASA a warrant to purchase 1,000,000 shares of Company common stock as a retainer for its consulting services (the “OIBASA Warrant”). The OIBASA Warrant has a term of two years, an exercise price of $0.33 per share, includes registration rights and becomes exercisable upon the occurrence of events for which OIBASA is providing consulting services. The foregoing description of the OIBASA Warrant is qualified in its entirety by reference to the complete text of the OIBASAWarrant, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

On January 14, 2013, the Company issued warrants to Threshold Financial, LLC. (“Threshold”) in conjunction with the conversion of the $100,000 advance from non-affiliates into a promissory note. See Note 12: Subsequent Events for further detail surrounding the warrant issuance to Threshold and promissory note conversion.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On November 25, 2008, the board of directors terminated the 1997 Stock Option Plan, the 2004 Stock Option Plan, and the Shared Savings Plan and a Profit Sharing Plan enacted in 2006, each of which is no longer used by the Company and none of which have any outstanding obligations.

On November 25, 2008, the board of directors adopted the Small Cap Strategies, Inc. 2008 Stock Option Plan which designated 9,000 shares of the Company’s common stock to be available for issuance to officers, directors, employees and consultants. In January 2009, 8,741 shares were issued to consultants pursuant to consulting agreements, leaving a balance of 259 shares available. No options are outstanding as of December 31, 2012.

The following table summarizes certain information as of December 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2012, the Company sold 502,500 shares of its common stock for $167,500 in cash and issued 1,050,000 shares of its common stock for the purchase of software assets valued at $350,000. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended, and the proceeds of such sales were used for general corporate purposes and to support the growth of our portfolio companies.

RE-PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not re-purchase any shares during 2012.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Composite Index for the period December 28, 2007 through December 31, 2012. The graph assumes that, on December 28, 2007, a person invested $100 in each of our common stock (“IDEA” in the graph), the S&P 500 Index (“S&P 500”), and the NASDAQ Composite Index (“NASDAQ Composite”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

ITEM 6:      Selected Financial Data

The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008 and is derived from our audited financial statements. The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial Statements appearing elsewhere herein and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

	2012	2011	2010	2009	2008
			(Restated)

Revenues	$105,987	$88,500	$45,000	$-	$5,614
Administrative expenses	966,221	213,097	145,631	359,783	154,574
Net (loss) from operations before income taxes	(857,634)	(124,597)	(100,631)	(359,783)	(158,960)
Net (loss) from operations	(857,634)	(151,597)	(73,631)	(343,896)	(148,960)
Net realized and unrealized gains (losses)	(1,351,847)	2,782,904	5,852,766	(2,045)	(72,680)

Net increase (decrease) in net assets from operations	(2,209,481)	5,243,307	$5,779,135	$(345,941)	$(221,640)
Net earnings (loss) per share basic and diluted	(0.06)	0.15	0.62	(0.09)	(0.10)
Dividends declared per common share	-	-	-	-	-

Balance sheet data:

Investments at fair value	$10,353,093	$11,659,497	$8,710,548	$723	$5,024
Cash	112,449	11,462	374	15,808	928
Total assets	10,919,607	11,689,362	8,728,361	22,782	7,415
Long-term debt and other long-term obligations	-	-	-	-	-
Total liabilities	796,861	126,435	2,898,891	199,897	61,462
Net assets (liabilities)	10,122,746	11,562,927	5,829,470	(177,115)	(54,047)

Common stock outstanding at year end	36,928,197	35,375,697	35,668,089	77,109	50,889

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

MANAGEMENT’S ANALYSIS OF BUSINESS

INVENT Ventures, Inc. (“INVENT”) is a technology venture fund that creates, builds, and invests in web and mobile technology companies. We develop businesses in the consumer Internet, mobile and biotechnology markets, and own six companies at different stages of development.

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

Our mission is to foster technology innovation in Los Angeles by partnering with the most talented entrepreneurs in southern California and providing them with the capital and tools to bring new ideas to market.

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

Our stock is publicly listed on the OTCQB market under the symbol “IDEA”.

LIQUIDITY AND CAPITAL RESOURCES AND CAPITAL EXPENDITURES

At December 31, 2012 and 2011, respectively, the Company had current assets of $215,699 and $11,462; current liabilities of $245,408 and $126,435; a working capital deficit of $29,709 and $114,973. The Company incurred a net loss from operations of $857,634 during the year ended December 31, 2012. The Company’s only source of cash flow has been from investments in the Company’s common stock, management fees, and loans from its CEO.

The Company is in process of raising funds through private placements of common stock.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2012 AND 2010

REVENUES

During the years ended December 31, 2012, 2011 and 2010, we had revenues as follows.

	2012	2011	2010
			(Restated)
Investment Income:
From controlled investments:
Management fees	$105,000	$88,500	$45,000
Interest	987	-	-
Dividends	-	-	-
Total revenues	105,987	88,500	45,000

Revenues in 2012, 2011 and 2010 are primarily derived from management fees from our portfolio companies. We expect that management fees from our portfolio companies will continue to be the primary source of revenues for the Company. During the fiscal year ended December 31, 2012, we also received interest income related to our investment in Virurl, Inc. (“VIRURL”). On January 9, 2012, we converted $85,000 of advances to VIRURL into an $85,000 convertible note carrying an 8% interest rate. On March 2, 2012, VIRURL closed a preferred equity financing transaction whereby VIRURL issued new shares of preferred equity in return for cash proceeds and the conversion of the outstanding convertible notes, including any accrued interest thereon. The interest income represents the amount accrued on our $85,000 note between January 9, 2012 and March 2, 2012.

EXPENSES

Our annual expenses have grown from $145,631 in 2010, to $966,221 in 2012, primarily driven by non-cash expenses incurred in 2012, and are summarized as follows.

Expenses:	2012	2011	2010
Officer and employee compensation	546,480	38,005	60,000
Professional fees	292,987	50,410	26,130
Director fees	1,000	3,000	2,000
Rent	29,483	53,117	30,113
Office supplies and expenses	9,807	19,115	1,339
Other general and administrative expense	86,271	49,450	26,049
Interest expense	193	-	-
Total expenses	966,221	213,097	145,631

Officer and employee compensation increased by $508,475 in 2012 compared to 2011. This increase reflects the Company’s initiation of monthly payroll in 2012 for its executive team and the associated payroll tax expenses.

Professional fees increased by $242,577 in 2012 from 2011 due primarily to a $146,482 increase in non-cash consulting fees. Other contributors to the increase in professional fees include increased legal fees, investor and public relations fees and video production expense, partially offset by a decline in accounting fees. Professional fees increased by $24,280 in 2011 from 2010 due to increased consulting fees, partially offset by a decline in audit fees and accounting fees. Professional fees declined by $11,363 in 2010, primarily due to a decline in audit fees compared to 2009. We expect our cash professional fees to grow as our portfolio expands and our non-cash professional fees to decline as we recognize the prepaid expenses related to the CEO share transfers referenced in Note 6.

Rent expense decreased $23,634 in 2012 compared to 2011, after an increase of $23,004 in 2011. The decrease in 2012 represents consolidation of INVENT office space after one of our portfolio companies, Sanguine Biosciences, Inc. moved into a new laboratory and out from our Bay Street offices.

After a $17,776 increase in 2011 to facilitate the growth of our portfolio, office supplies and expenses declined $9,308 in 2012 compared to 2011. As our portfolio companies mature and grow their management teams, we may require additional office supplies to support this growth.

Other general and administrative expense has grown each year since 2010, due primarily to increases in depreciation and amortization, travel, meals and entertainment, transfer agent fees, and insurance.

NET REALIZED AND UNREALIZED GAIN (LOSS)

Net realized and unrealized gain (loss) for the years ended December 31, 2012, 2011 and 2010 is as follows:

Net realized and unrealized gains (losses):	2012	2011	2010
Net realized loss on investments, net of income taxes of none	-	(393)	(100)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none	(1,351,847)	2,783,297	5,852,866
Net realized and unrealized gains (losses)	(1,351,847)	2,782,904	5,852,766

Realized and unrealized gains and losses are a function of the value of investments, either at the end of the year if still held, or when sold. The unrealized gains in 2010 and 2011 are due to unrealized appreciation of portfolio company investments discussed in Note 4 to the financial statements. The $1,351,847 of unrealized depreciation in 2012 is due to reductions in our carrying value of Clowd, Inc. (“Clowd”) and VIRURL, partially offset by an increase in the carrying value of Sanguine Biosciences, Inc. (“Sanguine”), as discussed in more detail below.

On January 9, 2012, we converted $85,000 of advances to one of our portfolio companies, VIRURL into an $85,000 convertible note carrying an 8% interest rate. On March 2, 2012, VIRURL closed a preferred equity financing transaction with third party investor, whereby VIRURL issued new shares of preferred equity in return for cash proceeds and the conversion of the outstanding convertible notes, including any accrued interest thereon. The preferred equity transaction was structured in tranches, with $400,000 due at close, and the additional $600,000 subject to performance hurdles. VIRURL achieved all hurdles in 2012, and subsequently received the remaining $600,000 over the course of 2012. Given the rights and privileges of the preferred equity relative to the common equity, the preferred equity is carried at a higher price per share than the common equity. As a result, in 2012 we recorded a $1,609,460 reduction in the carrying value of our VIRURL common stock holdings. Should a liquidity event occur at a valuation in excess of the valuation implied by VIRURL’s 2012 preferred equity financing, then we expect this reduction in carrying value to reverse as the preferred equity holders will convert their holdings to common stock to maximize their return.

In the quarter ended June 30, 2012, the INVENT Board of Directors approved the change in valuation method applied to Sanguine from the Asset Approach to the Market Approach, and a $1,785,766 increase in the carrying value of Sanguine based on the valuation implied by Sanguine’s convertible note issuance in the quarter ended June 30, 2012.

Additionally, in the quarter ended June 30, 2012, as part of the Company’s quarterly valuation process, the INVENT Board of Directors resolved to write down our investment in Clowd from $2,987,551 to $1,486,375 due to a material change in the Company’s expected business model and growth trajectory.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. See Note 3 to the financial statements.

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

INVENT VENTURES, INC.

(FORMERLY KNOWN AS LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.)

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	27-28

STATEMENTS OF NET ASSETS (LIABILITIES)	29

STATEMENTS OF OPERATIONS	30

STATEMENTS OF CASH FLOWS	31

STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)	32

SCHEDULES OF INVESTMENTS	33-34

NOTES TO FINANCIAL STATEMENTS	35-47

SCHEDULES OF FINANCIAL RATIOS

Report of Independent Registered Public Accounting Firm

Board of Directors

Invent Ventures, Inc.

Las Vegas, Nevada

We have audited the accompanying Statements of Net Assets of Invent Ventures, Inc. (the “Company”) as of December 31, 2012 and 2011, including the schedule of investments, the related statements of operations, cash flows, changes in net assets and financial highlights for each of the years in the three year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invent Ventures, Inc. as of December 31, 2012 and 2011, and the results of its operations, its cash flows and changes in Net Assets and its financial highlights for the above referenced period in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Invent Ventures, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company will need to raise capital through sales of Company stock to provide sufficient cash flow to fund the Company’s operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Paritz & Company, P.A.

Paritz & Company, P.A.

Hackensack, New Jersey

March 18, 2013

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

The accompanying financial statements have been prepared assuming that Los Angeles Syndicate of Technology, Inc. (formerly Small Cap Strategies, Inc.) will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had plans to acquire Xtreme Oil & Gas, Inc. and utilize funds from its operations to fund the Company’s financial commitments. The Company has abandoned attempts to complete the acquisition and has determined to become a Business Development Company to provide sufficient cash flow to fund the Company’s operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP

Certified Public Accountants

Dallas, Texas

April 12, 2010

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Net Assets (Liabilities)

As of December 31, 2012 and 2011

	2012	2011

ASSETS
Investments in portfolio companies:
Controlled (cost $452,467 at December 31, 2012 and $411,004 at December 31, 2011)	$10,353,093	$11,659,497
Total investments	10,353,093	11,659,497
Cash	112,449	11,462
Prepaid expenses and deposits	111,850	8,600
Office furniture and equipment, net	9,715	9,803
Purchased Software, net	332,500	-
TOTAL ASSETS	10,919,607	11,689,362

LIABILITIES
Accounts payable, trade	55,502	5,445
Amounts due to related parties	87,923	120,990
Advances from non-affiliates	100,000	-
Notes payable	1,983	-
Accrued executive payroll expenses	551,453	-
TOTAL LIABILITIES	796,861	126,435
NET ASSETS	$10,122,746	$11,562,927

Commitments and contingencies (Note 9)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 36,928,197 and 35,375,697 shares issued and outstanding at December 31, 2012 and 2011	36,928	35,376
Additional paid in capital	4,313,223	3,547,275
Stock subscription receivable	(13,300)	(15,100)
Accumulated deficit:
Accumulated net operating loss	(3,766,506)	(2,908,872)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	9,896,646	11,248,493
NET ASSETS	$10,122,746	$11,562,927
NET ASSET VALUE PER SHARE	$0.27	$0.33

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Operations

Three Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
			(Restated)
Investment Income:
From controlled investments:
Management fees	$105,000	$88,500	$45,000
Interest	987	-	-
Dividends	-	-	-
Total revenues	105,987	88,500	45,000
Expenses:
Officer and employee compensation	546,480	38,005	60,000
Professional fees	292,987	50,410	26,130
Director fees	1,000	3,000	2,000
Rent	29,483	53,117	30,113
Office supplies and expenses	9,807	19,115	1,339
Other general and administrative expense	86,271	49,450	26,049
Interest expense	193	-	-
Total expenses	966,221	213,097	145,631
Other income	2,600	-
Loss before income taxes	(857,634)	(124,597)	(100,631)
Income tax expense (benefit)	-	-	(27,000)
Continuing operations income tax adjustment (See Note 7)	-	(27,000)	-
Net loss from operations	(857,634)	(151,597)	(73,631)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Non-controlled / Non-Affiliate	-	(393)	(100)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(1,351,847)	2,783,297	5,852,866
Net realized and unrealized gains (losses)	(1,351,847)	2,782,904	5,852,766

Unrealized appreciation income tax adjustment (See Note 7)		2,612,000	-
Net increase (decrease) in net assets (liabilities) from operations	$(2,209,481)	$5,243,307	$5,779,135

Net increase (decrease) in net assets (liabilities) from operations per share, basic and diluted	$(0.06)	$0.15	$0.62

Weighted average common shares outstanding, basic and diluted	36,086,824	35,030,905	9,342,339

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Cash Flows

Three Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
			(Restated)
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$(2,209,481)	$5,243,307	$5,779,135
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation) of investments	1,351,847	(2,783,297)	(8,464,866)
Net realized loss on investments	-	393	100
Deferred income taxes	-	-	2,585,000
Deferred income tax adjustment	-	(2,585,000)	-
Advances to portfolio companies	(45,443)	(231,045)	(97,571)
Non-cash consulting expenses	151,977	-	-
Depreciation and amortization	20,644	3,036	2,430
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(5,227)	(4,000)	(4,600)
Increase in accounts payable	50,057	3,416	2,029
Increase in accrued liabilities	551,453	-	-
Increase (Decrease) in amounts due to related parties	(33,067)	(15,872)	171,477
Increase in advances from non-affiliates	100,000	-	-
Issuance of notes payable	1,983	-	-
Net cash used by operating activities	(65,257)	(369,062)	(26,866)
Cash flows from investing activities:
Purchase of furniture and equipment	(3,056)	-	(9,018)
Net cash used in investing activities	(3,056)	-	(9,018)
Cash flows from financing activities:
Proceeds from issuance of common stock	167,500	327,500	20,450
Collection of stock subscriptions	1,800	52,650	-
Net cash provided by financing activities	169,300	380,150	20,450
Net increase (decrease) in cash and cash equivalents	100,987	11,088	(15,434)
Cash, beginning of period	11,462	374	15,808
Cash, end of period	$112,449	$11,462	$374

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	-	-	77,000
Stock subscriptions receivable cancelled	-	-	-
Purchase of portfolio company rescinded	-	-	-
Asset purchase	350,000	-	130,000
Capital contributed for consulting services (Note 6)	250,000	-	-

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Condensed Statements of Changes in Net Assets (Liabilities)

Three Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
		(Restated)
Changes in net assets (liabilities) from operations:
Net loss from operations	$(857,634)	$(151,597)	$(73,631)
Net realized loss on sale of investments	-	(393)	(100)
Change in net unrealized appreciation (depreciation) of investments, net	(1,351,847)	2,783,297	5,852,866
Unrealized appreciation income tax adjustment (1)	-	2,612,000	-

Net increase (decrease) in net assets (liabilities) from operations	(2,209,481)	5,243,307	5,779,135

Capital stock transactions:
Common stock issued:
Cash	167,500	327,500	20,450
Amount due shareholder	-	175,000	77,000
Asset purchases	350,000	-	130,000
Stock subscriptions collected	1,800	52,650	-
Rescission of investment acquisition	-	(65,000)	-
Related party share transfers for non-cash consulting expenses	250,000		-
Net increase in net assets from stock transactions	769,300	490,150	227,450

Net increase (decrease) in net assets (liabilities)	(1,440,181)	5,733,457	6,006,585
Net assets (liabilities), beginning of period	11,562,927	5,829,470	(177,115)
Net assets, end of period	$10,122,746	$11,562,927	$5,829,470

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

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

December 31, 2012

		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$92,343	$1,277,980
Stockr, Inc.	Jul-10	63%	5,666,667	-	67,671	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	-	56,185	3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	-	93,508	1,486,375
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	105,241	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	37,519	37,519
					452,467	10,353,093

		Total investments			$452,467	10,353,093
		Cash and other assets, less liabilities				(230,347)
		Net asset value at December 31, 2012				$10,122,746

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

December 31, 2011

		Percent/
	Date of	shares	Number of	Historical	Fair
	acquisition	owned	Shares / Units	cost	value

Investments in controlled portfolio companies:

Virurl, Inc.	Jul-10	64%	5,780,000	$96,398	$2,887,440
Stockr, Inc.	Jul-10	63%	5,666,667	66,169	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	40,359	3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	85,027	2,987,551
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	92,902	92,902
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	30,149	30,149
				411,004	11,659,497

		Total investments		$411,004	11,659,497
		Cash and other assets, less liabilities			(96,570)
		Net asset value at December 31, 2011			$11,562,927

See accompanying notes to financial statements.

INVENT VENTURES, INC.

(FORMERLY KNOWN AS LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1:   GENERAL ORGANIZATION AND BUSINESS

INVENT Ventures, Inc. (“INVENT”), formerly known as Los Angeles Syndicate of Technology, Inc., is a technology venture fund that creates, builds, and invests in web and mobile technology companies. We develop businesses in the consumer Internet, mobile and biotechnology markets, and own six companies at different stages of development.

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

Our mission is to foster technology innovation in Los Angeles by partnering with the most talented entrepreneurs in southern California and providing them with the capital and tools to bring new ideas to market.

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

Our stock is publicly listed on the OTCQB market under the symbol “IDEA”.

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

On February 9, 2011, the Company’s Board of Directors was notified by Management that Vineet Jindal and Brendon Crawford, previously the Chief Investment Officer and Chief Technology Officer of INVENT, resigned from LAST to assume the Chief Executive Officer and lead engineer positions, respectively, at Stockr, a majority owned portfolio company of INVENT

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, INVENT repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of INVENT, who repurchased these shares at Mr. Jindal’s original cost value.

On July 20, 2012, the Company’s Board of Directors and stockholders holding a majority of our voting shares authorized the following actions:

•	The amendment of our Articles of Incorporation to change our corporate name to INVENT Ventures, Inc. (the “Name Change”). The Name Change was effective on Septemer 19, 2012;

•	Request to FINRA that our stock symbol be changed from “LAST” to “IDEA” (the “Symbol Change”). Our stock symbol was temporarily changed by FINRA to “LASTD” until October 19, 2012 when it permanently changed to “IDEA”;

•	The implementation of a forward stock split of our common stock issued and outstanding where every one (1) share of our common stock owned by a stockholder automatically changed into and become three (3) new shares of our common stock (the “Forward Stock Split”). The Forward Stock Split became effective on September 19, 2012.

Following the Forward Stock Split, there were 36,800,697 shares outstanding as of September 30, 2012.

The Company currently operates as an internally managed closed-end non-diversified Business Development Company and is traded under the symbol “IDEA”.

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

NOTE 2:   GOING CONCERN

At December 31, 2012 and 2011, respectively, the Company had current assets of $215,699 and $11,462; current liabilities of $245,408 and $126,435; a working capital deficit of $29,709 and $114,973. The Company incurred a net loss from operations of $857,634 during the year ended December 31, 2012. The Company’s only source of cash flow has been from investments in the Company’s common stock, management fees, and loans from its CEO.

The Company is in the process of raising funds through private placements of common stock.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As noted above, when the Company filed its election to be regulated pursuant to the 1940 Act, it resulted in a change in accounting principle. Accordingly, the financial statements for the years ended December 31, 2009 and 2008 have been restated as if the Company was operating as a BDC for all periods presented. Pursuant to Regulation S-X, Rule 6, the Company will operate on a non-consolidated basis.

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

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share (Earnings (Loss) per Share)

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2012, there were 1,000,000 warrants outstanding at an exercise price of $0.33. These warrants may only be exercised if certain performance goals are attained. The Company has not placed a value on these warrants as the performance requirements are yet to be reached. There were no potentially dilutive shares outstanding at December 31, 2011 and 2010.

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

As of December 31, 2012 and 2011, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2012 and 2011. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

At December 31, 2012, and 2011 there are no options outstanding. As of December 31, 2010 and 2009 there were options outstanding for 434 shares from the 1997 Plan, which expired in 2011.

Concentration of Credit Risk

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. In the opinion of Management, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4:   INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at December 31, 2012 and 2011, the valuation of which are primarily based on Level 3 inputs:

	2012	2011

Cost	$452,467	$411,004
Unrealized appreciation (depreciation)	9,900,626	11,248,493
Fair market value	$10,353,093	$11,659,497

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Assets:
Portfolio company securities	$10,353,093	$-		$10,353,093

December 31, 2011
Assets:
Portfolio company securities	$11,659,497	$-		$11,659,497

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

Topic 820 establishes a framework for measuring fair value that includes three distinct valuation techniques as follows: (i) the Market Approach, (ii) the Income Approach; and (iii) the Asset Approach. There is no single standard for determining fair value in good faith under any of these approaches, and as a result, determining fair value requires judgment be applied to the facts and circumstances of each of our portfolio investments. Topic 820 notes that in some cases the use of multiple valuation techniques will be appropriate. Under such circumstances, Topic 820 recommends that the results of the various techniques be evaluated and weighted appropriately. For investments where multiple valuation techniques are used to measure fair value, management evaluates and weights the results, considering the reasonableness of the range indicated by those results.

Following are descriptions of each technique and how we apply them to our portfolio companies.

•	Market Approach. The market approach uses prices and other relevant information generated by market transactions involving our portfolio companies, or identical or comparable assets or liabilities. Common applications of this approach include our use of the valuation implied by market transactions in our portfolio companies by unaffiliated investors and market multiples derived from a set of comparable companies. When determining fair value under the Market Approach, we often draw from the terms of recent capital transactions with unaffiliated investors.

•	Income Approach. The income approach incorporates estimates of future cash flows or earnings and discounts them to a single present value based on current market expectations. Under the Income Approach we apply two discounted cash flow (“DCF”) methods to derive estimates of fair value.

•	Asset Approach. The asset approach is based on the fair market value of the company’s assets less the fair market value of the company’s liabilities. When applying this approach, we consider the cost to a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence, the aggregate amount of capital invested by INVENT in such company, and the current fair market value of the company’s assets and liabilities.

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

1.	Management considers which fair value techniques are applicable based on the type of investment being valued. If applying the asset approach, our management team aggregates the costs spent to develop the business, evaluates the value of the company’s assets net of its liabilities, and estimates the current cost to replicate such technology by another party. Under the market approach, our management team considers all transactions involving the portfolio company, as well as examines the current valuation levels of comparable investments. When applying the income approach, our management team develops cash flow forecasts and utilizes multiple discounted cash flow valuation techniques to approximate fair value. Management evaluates and weights the resulting valuations, considering the reasonableness of the range indicated by those results.

2.	Preliminary valuation conclusions are discussed with the BOD and subsequently discussed with members of our advisory board, as required.

3.	The BOD considers the proposed valuations and determines the value of our portfolio companies in good faith based on the input of our management team and our advisory board.

We will record unrealized depreciation on investments when we believe that an investment has decreased in value or if the collection of a loan is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

At December 31, 2012, 100% of our investments in portfolio companies represented investments recorded at fair value, as determined by our BOD. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table is the schedule of our controlled investments as of December 31, 2012.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	48%	1,277,980
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	99%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99%	1,486,375
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	37,519

				$10,353,093

The following are descriptions of our portfolio companies.

1)	Virurl, Inc. – virurl.com (revenue-generating)

Virurl, Inc. (“VIRURL”) is an online marketplace that allows brands to create instant viral advertising campaigns on the web. The VIRURL platform enables marketers to launch viral campaigns by compensating Internet users to share videos, articles, music, and other media with their friends via email, social networks, and anywhere else on the web.

2)	Stockr, Inc. – stockr.com (live)

Stockr, Inc. (“Stockr”) is a social platform for the stock market. Stockr connects investors directly to the people, publishers and companies they care about, enabling users to see and discuss which stocks other users are trading in real-time. Users are empowered to exchange trading ideas, track the trades of those within their network, and gauge their investment performance relative to the Stockr community. Stockr embraces the social element of investing, and brings identity and transparency to an otherwise anonymous environment, unveiling a new layer of market information.

3)	Sanguine Biosciences, Inc. – sanguinebio.com (revenue-generating)

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

4)	Clowd, Inc. – clowd.com (stealth)

Clowd, Inc. (“Clowd”) is developing technologies in the mobile telehealth industry to improve patient-doctor interaction and make it easier for patients to connect with doctors and medical professionals.

5)	LottoPals, Inc. – lottopals.com (stealth)

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

NOTE 5:      COMPOSITION OF NET ASSETS (LIABILITIES) - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Each share has one voting right. There are 36,928,197 and 35,375,697 common shares issued and outstanding at December 31, 2012 and 2011, respectively.

Effective September 19, 2012, pursuant to shareholder consent, the Company completed at 3 for 1 forward stock split. All share transactions disclosed in the financial statements have been restated to give effect to these changes.

During the year ended December 31, 2012, the Company sold 502,500 shares of its common stock for $167,500 in cash.

On July 27, 2012, the Company issued 1,050,000 shares of its common stock to purchase various assets that enhance the services we can offer to our current and future portfolio companies and to broaden our reach and exposure to the Northern California technology market, including developed software and relationships with entrepreneurs, advisors, angel investors, and investor relations companies (the “GGAA”). The Company has recorded these assets at their cost basis as fixed assets in the accompanying financial statements. The common shares were valued at the same price used for recent third party placement sales.

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

On September 27th, 2010 the Company entered into restricted share purchase agreements to offer restricted shares of the Company’s common stock for $.02 per share. The Company issued 11,510,000 shares to the CEO and 21 other individuals that had been engaged to join INVENT as executive officers, advisors, and consultants. The share purchase agreements contain a one year lock on the transfer of the shares and a 36 month vesting and repurchase provision that allows the Company to repurchase unvested shares at cost should an individual break the terms of their engagement agreement.

On September 28th, 2010 the Company issued 350,000 shares of Company common stock to Brad Curry pursuant to a debt to equity conversion agreement. Under the agreement, Mr. Curry agreed to convert $3,500 remaining debt to common stock at $.01 per share and forgive $3,000 of debt owed by the Company.

At December 31, 2012 and December 31, 2011, the Company owed its CEO $87,923 and $120,990, respectively, for loans, accrued compensation and expense reimbursements, which is included in amounts due to related parties. The amount owed at December 31, 2010 included a non-interest bearing convertible note in the amount of $133,807 which was convertible at $0.50 per share or NAV per share, whichever was greater. The convertible note was converted at a price of $1.00 per share at March 30, 2011.

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

INVENT currently collects $10,500 per month from VIRURL for engineering, financial and managerial assistance provided by the Company to VIRURL.

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

In addition, we currently maintain operations offices in Santa Monica, California under month-to-month leases. Rent expense totaled $29,483 and $53,117 in the years ended December 31, 2012 and 2011, respectively.

The Company maintains offices on a month-to-month basis for its portfolio companies at 137 Bay Street, Santa Monica, California. These costs are classified as advances to portfolio companies.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Financial Highlights

Five Years Ended December 31, 2012, 2011, 2010, 2009, and 2008

	2012	2011	2010	2009	2008
	(Restated)
PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.33	$0.16	$(0.05)	$(0.02)	$0.08
Net decrease from operations	(0.02)	(0.00)	(0.01)	(0.09)	(0.07)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments	(0.04)	0.08	0.63	(0.0)	(0.03)
Net increase from changes in deferred liabilities (1)	-	0.07	-	-	-
Net increase from stock transactions (2)	0.01	0.02	(0.41)	0.06	(0.00)
Share transfers for non-cash consulting expenses (2)	0.00	-	-	-

Net asset (liability) value, end of period	$0.28	$0.33	$0.16	$(0.05)	$(0.02)

Per share market value:
Beginning of period	$0.75	$0.83	$1.67	$7.33	$2.83
End of period	$0.55	$0.75	$0.83	$1.67	$7.33

Investment return, based on change in market price from beginning to end of period	(26.7)%	(10.0)%	(50.0)%	(77.3)%	158.8%

RATIOS/SUPPLEMENTAL DATA

Net assets (liabilities), end of period	$10,122,746	$11,562,927	$5,829,470	$(177,115)	$(54,047)
Average net assets (liabilities)	10,842,837	10,840,147	2,074,559	(117,244)	(41,665)
Ratio of expenses to average net assets (liabilities)	8.9%	2.0%	7.0%	(306.9)%	(371.0)%
Ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)	(20.4)%	48.4%	278.6%	295.1%	532.0%
Shares outstanding at end of period	36,928,197	35,030,905	9,342,339	76,677	47,904
Weighted average shares outstanding during period	36,086,824	35,375,697	35,668,089	77,109	50,889

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

NOTE 11:      CURRENT YEAR ADJUSTMENTS

Certain reclassifications have been made in the accompanying financial statements to reflect changes in expense categorization as contained in the quarterly reports contained in the fiscal year. Prior period amounts have been restated to reflect the reclassification of professional fees related to share transfers by the CEO in the quarter ended March 31, 2012 and the accrual of professional fees and general and administrative services for the quarters ended June 30, 2012 and September 30, 2012. The net impact of these adjustments is immaterial.

NOTE 12:       SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through March 25, 2013, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements other than the following.

On January 14, 2013, the Company converted the $100,000 advance from non-affiliates into a promissory note in the amount of U.S. $110,000 (the “Threshold Note”) to Threshold Financial, LLC, a Wisconsin corporation (“Threshold”). The Threshold Note was priced to Threshold at $100,000, equal to 90.91% of its principal amount. The Threshold Note is due on the earlier of January 14, 2014 or the receipt of no less than U.S. $2,000,000 in funding from any private placement of equity securities (a “Qualified Equity Financing”). During the first six months outstanding, the Threshold Note bears interest at 7% per annum, increasing to 12% for the remaining six months until the Threshold Note is due. All amounts owed by the Company under the Threshold Note become immediately due and payable upon an event of default, which includes the Company’s failure to pay the Threshold Note for 10 days after Threshold’s notice thereof and the Company’s insolvency or failure to pay its debts as they become due.

In conjunction with the Threshold Note, the Company also issued Threshold a warrant to purchase shares of Company common stock (the “Threshold Warrant”). The Threshold Warrant has a term of three years and entitles Threshold to purchase $100,000 of shares of Common Stock at an exercise price equal to the lesser of $0.50 per share or the price per share of the Company’s capital stock sold to investors in its next Qualified Equity Financing. In issuing the Threshold Warrant, the Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the limited nature of the issuance.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Management concluded that the Company’s internal control policies were effective.

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

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2012. There are no family relationships between the officers and directors. A summary of the background and experience of each of these individuals immediately follows the table.

NAME	AGE	POSITION	OFFICER OR DIRECTOR SINCE

Bryce Knight	29	Chairman and Chief Executive Officer	2005

James Jago	30	Chief Financial Officer	2010

Timothy Symington	30	Chief Investment Officer	2010

Aaron Moore	36	Chief Operating Officer	2010

Bryan Engler	29	Independent Director	2012

Bryce Knight. Bryce serves as INVENT’s Chairman and Chief Executive Officer, and serves on the investment council. Bryce founded INVENT in 2010 to create the only publicly-traded investment company in the United States focused exclusively on building technology startups. Bryce tailored the team and built the infrastructure to execute on this model, and has guided the portfolio through its early growth.

In 2005, Bryce was named the Chief Financial Officer of Global Beverage Solutions, Inc., a publicly-traded Business Development Company that invested in the development of new, proprietary beverage products including structured water and sugar-free sports drinks.  During his one-year tenure at Global, the Company’s Market Capitalization increased by 320%, creating $28 million of value for shareholders as multiple portfolio companies introduced new products to the national market.

Bryce left Global to become the Chief Executive Officer of Small Cap Strategies, Inc. (SMCA) another publicly-traded Business Development Company.   In 2008, he sold controlling interest of SMCA to Oil & Gas Company in Dallas.

In 2008, Bryce founded Knight Inc., a boutique advisory and venture capital firm that provided a full suite of services to small public companies and companies that desired to access the public markets.  While running Knight Inc., Bryce assisted dozens of companies with hundreds of transactions including Registration Statements, Acquisitions and Asset Purchases, Reverse Mergers, Public Offerings, Private Offerings, Initial Listings and with Regulatory Reporting and Compliance with the SEC, DTCC and FINRA.   Bryce has eight years of experience working with and managing other small-cap specialists including Securities Attorneys, Auditors, Transfer Agents, Broker Dealers, Market Makers and Investor Relations professionals.

Bryce graduated Magna Cum Laude with an M.B.A. and B.A. in Business from Bellarmine University, Rubel School of Business.

James Jago, CFA. James is the Company’s Chief Financial Officer and serves on the investment council. James controls INVENT’s financial reporting and forecasting, and guides portfolio company CEOs and accountants through the process of setting up accounting software and financial statement account hierarchies, monthly journal entry booking, initiation of employee payroll and health benefits, and reporting financial results to board of directors and investors.

Before joining INVENT, James worked at Pangaea Asset Management, a boutique investment firm with approximately $1 billion of assets under management. He was responsible for managing a $150 million portfolio of 50 companies, and for underwriting new transactions. During his time at Pangaea, James underwrote investment commitments aggregating over $400 million across a wide spectrum of transaction types and industries.

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

Tim is a veteran entrepreneur and product specialist with a combination of expertise spanning many aspects of web and mobile technology.  Having overseen 100,000 man-hours of product development on dozens of products, Tim has developed expert-level knowledge of the design, construction and marketing of Internet startups. Tim’s specialties include user experience and user interface design, highly scalable systems, real-time information systems, communication platforms, behavioral design, product management, viral marketing, online advertising platforms, social platforms, application programming interfaces, agile development, data driven development, and cloud computing.  His technologies are currently processing over 20 million data points per month, serving 100,000 publishers, and 1,000 advertisers in over 100 countries.

Tim is a successful web entrepreneur that has founded several technology companies starting in 2004 when he successfully built and sold a web-advertising platform, after having grown it to over 90,000 publishers in under six months of operation.

Tim founded and was Chief Architect for Clowd, Inc., which was acquired by INVENT in 2010. While at Clowd, he designed the algorithms and infrastructure for measuring knowledge and influence amongst humans, for use in the search and advertising verticals.

Tim has held strategic roles in many web technology firms; most recently with Titan Gaming, who recently acquired XFire.com, the largest online gaming portal in the world.

Aaron Moore. Aaron serves as the Company’s Chief Operating Officer and Chief Compliance Officer for INVENT. Aaron oversees INVENT’s operations and works closely with our portfolio companies to develop financing strategies and operating plans. Aaron structures use of proceeds, develops organization charts, assembles management teams and advisory boards, creates growth strategy and conversion metrics, develops a sales and business development strategy, and oversees PR and publicity.

Prior to INVENT, Aaron worked in the IP Licensing and Technology group at Gray Cary, a law firm with a culture and focus of working with Silicon Valley entrepreneurs. At Gray Cary, Aaron identified a need for technological innovation in the litigation support industry. As email became the primary mode of corporate communication, attorneys needed practical ways to review vast quantities of electronic data. Aaron left Gray Cary in 2003 to pursue this opportunity, and spent the next several years working with several different startups that were focused on selling electronic discovery software and services to large law firms and Fortune 500 companies.

Aaron received his JD from the UCLA School of Law and his undergraduate degree from U.C. Berkeley.

Bryan Engler. Bryan Engler, CFA, brings eight years of capital markets experience focused on public company valuation, trading and capital structure consulting. Mr. Engler's core priorities include protecting INVENT’s corporate governance system, ensuring that management compensation is aligned to create shareholder wealth and reviewing capital allocation decisions.

Mr. Engler calls on his public markets acumen developed as a Director of Corporate Advisory for Thomson Reuters, where he advised numerous S&P 500 companies, and as a Securities Analyst for Great Lakes Advisors, where he currently works on a team deploying $4.5 Billion in assets. To accomplish those priorities listed above, Mr. Engler provides oversight of portfolio company valuation, approves INVENT’s capital deployment plans, directs corporate audits and determines managements compensation structure.

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

The Audit Committee is comprised of one member, Bryan Engler, who is an independent director of the Company. The Company has determined that Bryan Engler qualifies as the Audit Committee Financial Expert.

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

ITEM 11:          EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our Chief Executive Officer, President, and other individuals who serve or served as executive officers.

Summary Compensation table

			Stock awards	Directors fee
Name and		Salary	and Bonus	earned or paid
Principal Position	Year	($)	($)	in cash ($)	Total ($)

Bryce Knight, CEO since	2012	$120,000	$-	$-	$120,000
September 19, 2006 and CFO	2011	$15,000	$-	$-	$15,000
until October 1, 2010	2010	$60,000	$-	$-	$60,000

James Jago, CFO since	2012	$120,000	$-	$-	$120,000
October 1, 2010	2011	$-	$-	$-	$-
	2010	$-	$-	$-	$-

Timothy Symington	2012	$120,000	$-	$-	$120,000
Chief Operating officer from October 1, 2010	2011	$-	$-	$-	$-
to February 12, 2011, and Chief Investment	2010	$-	$-	$-	$-
Officer thereafter

Aaron Moore	2012	$120,000	$-	$-	$120,000
Chief Compliance officer from October 1, 2010	2011	$-	$-	$-	$-
to February 12, 2011, and Chief Operating	2010	$-	$-	$-	$-
Officer thereafter

Brendon Crawford	2012	$-	$-	$-	$-
Chief Technology Officer from	2011	$10,000	$-	$-	$10,000
10/1/2010 to February 12, 2011	2010	$-	$-	$-	$-

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

Directors are generally compensated $1,000 for each meeting attended during the year. We incurred $1,000 of Directors fees in the fiscal year ended December 31, 2012.

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

The following table sets forth, as of December 31, 2012, certain information concerning the beneficial ownership of each class of our voting stock held by:

-	each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

-	each of our directors;

-	each of our executive officers; and

-	all of our executive officers and directors as a group.

There were 36,928,197 shares of our common stock issued and outstanding at December 31, 2012.

NAME AND ADDRESS (1)	COMMON (2)	% COMMON

Timothy Symington	9,750,000	26.4%

Knight, Inc.	9,579,000	25.9%

James Jago	3,600,000	9.7%

Aaron Moore	3,600,000	9.7%

Bryan Engler	-	-

Officers and Directors as a group (five persons)	26,529,000	71.7%

(1)     The address of all parties listed is C/O INVENT Ventures, Inc., 137 Bay Street, Santa Monica, CA 90405.

(2)     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Shares are as of December 31, 2012.

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

On September 27th, 2010 the Company entered into restricted share purchase agreements to offer restricted shares of the Company’s common stock for $.02 per share. The Company issued 11,510,000 shares to the CEO and 21 other individuals that had been engaged to join INVENT as executive officers, advisors, and consultants. The share purchase agreements contain a one year lock on the transfer of the shares and a 36 month vesting and repurchase provision that allows the Company to repurchase unvested shares at cost should an individual break the terms of their engagement agreement.

On September 28th, 2010 the Company issued 350,000 shares of Company common stock to Brad Curry pursuant to a debt to equity conversion agreement. Under the agreement, Mr. Curry agreed to convert $3,500 remaining debt to common stock at $.01 per share and forgive $3,000 of debt owed by the Company.

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with a Vineet Jindal, a previous officer of the Company.  Per the terms of the agreement, INVENT repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of INVENT, who repurchased these shares at Mr. Jindal’s original cost value.

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

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, INVENT repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of INVENT, who repurchased these shares at Mr. Jindal’s original cost value.

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

INVENT currently collects $10,500 per month from VIRURL for engineering, financial and managerial assistance provided by the Company to VIRURL.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $15,930 and $14,575 during the years ended December 31, 2012 and 2011, respectively. Billings in 2012 included the 2011 audit and billings in 2011 included the 2010 audit. The 2012 audit will be billed in 2013.

Audit-Related Fees: None

Tax Fees - None by current auditor.

All Other Fees - None.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
1.	Financial Statements – The following financial statements of INVENT Ventures, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accounting Firms
•	Statements of Net Assets (Liabilities) at December 31, 2012 and 2011
•	Statements of Operations – For the fiscal years ended December 31, 2012, 2011 and 2010
•	Statements of Cash Flows – For the fiscal years ended December 31, 2012, 2011 and 2010
•	Statements of Changes in Net Assets (Liabilities) – For the fiscal years ended December 31, 2012, 2011 and 2010
•	Schedules of Investments December 31, 2012 and 2011
•	Notes to the Financial Statements
•	Financial Highlights - For the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

4.1	Form of Overseas Investment Banking Alliance, S.A. Warrant incorporated by reference to the Company's Form 8-K filed with the SEC on October 31, 2012.

4.2	Form of Threshold Financial, LLC. Promissory Note incorporated by reference to the Company's Form 8-K filed with the SEC on January 18, 2013.

4.3	Form of Threshold Financial, LLC. Warrant incorporated by reference to the Company's Form 8-K filed with the SEC on January 18, 2013.

31.1	Certificate of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of Section 3 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 25, 2012	INVENT VENTURES, INC.

/s/ Bryce Knight
Bryce Knight
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE	SIGNATURE/TITLE

March 25, 2012	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer
and Chairman

March 25, 2012	/s/ James Jago
James Jago
Chief Financial Officer

March 25, 2012	/s/ Bryan Engler
Bryan Engler
Director

Page 61 of 62