Form 10-Q
period 2013-03-31
INVENT Ventures, Inc.
filed 2013-05-10
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                   March 31, 2013

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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of May 10, 2013 is 36,928,197.

INVENT Ventures, Inc.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Net Assets (Liabilities)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in portfolio companies:
Controlled (cost $466,644 at March 31, 2013 and $452,467 at December 31, 2012)	$10,356,906	$10,353,093
Total investments	10,356,906	10,353,093
Cash	57,063	112,449
Prepaid expenses and deposits	87,199	111,850
Office furniture and equipment, net	8,940	9,715
Purchased Software	315,000	332,500
TOTAL ASSETS	10,825,108	10,919,607

LIABILITIES
Accounts payable, trade	46,024	55,502
Amounts due to related parties	62,425	87,923
Advances from non-affiliates	-	100,000
Notes payable, net of unamortized discount	29,246	1,983
Derivative instruments	49,731	-
Accrued executive payroll expenses	680,775	551,453
TOTAL LIABILITIES	868,201	796,861
NET ASSETS	$9,956,907	$10,122,746

Commitments and contingencies (Note 9)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 36,928,197 shares issued and outstanding at March 31, 2013 and December 31, 2012	36,928	36,928
Additional paid in capital	4,313,223	4,313,223
Stock subscription receivable	(13,300)	(13,300)
Accumulated deficit:
Accumulated net operating loss	(3,921,981)	(3,766,506)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	9,886,282	9,896,646
NET ASSETS	$9,956,907	$10,122,746
NET ASSET VALUE PER SHARE	$0.27	$0.27

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Operations

(Unaudited)

	Three Months Ended,
	March 31, 2013	March 31, 2012
Investment Income:
From controlled investments:
Management fees	$31,500	$10,500
Interest	1,696	987
Total revenues	33,196	11,487
Expenses:
Officer and employee compensation	136,620	136,620
Professional fees	36,814	34,355
Rent	3,769	8,887
Office supplies and expenses	2,615	4,876
Other general and administrative expense	29,552	20,328
Interest expense	58,870	-

Total expenses	268,240	205,066
Change in fair market value of derivative liability	79,569	-

Loss before income taxes	(155,475)	(193,579)

Net loss from operations	(155,475)	(193,579)

Net realized and unrealized (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(10,364)	(1,270,819)
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized (losses)	(10,364)	(1,270,819)

Net (decrease) in net assets (liabilities) from operations	$(165,839)	$(1,464,398)

Net (decrease) in net assets (liabilities) from operations per share, basic and diluted	$(0.00)	$(0.04)

Weighted average common shares outstanding:
Basic	36,928,197	35,410,972
Diluted	37,128,197	35,410,972

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Cash Flows

(Unaudited)

	Three Months Ended,
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$(165,839)	$(1,464,398)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation) of investments	10,364	1,270,819
Amortization of debt discount	27,500	-
Non-cash interest expense	29,300
Change in fair market value of derivative liability	(79,569)
Advances to portfolio companies	(14,177)	(16,149)
Depreciation and amortization	18,275	759
Non-cash consulting expenses	21,591	14,732
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	3,060	-
Increase in accounts payable	(9,478)	12,189
Increase in accrued liabilities	129,322	148,194
Decrease in advances from non-affiliates	(100,000)	-
Increase (Decrease) in amounts due to related parties	(25,498)	737
Net cash used in operating activities	(155,150)	(33,116)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	35,000
Collection of stock subscriptions	-	1,800
Increase in notes payable	99,764	-
Net cash provided by financing activities	99,764	36,800
Net increase (decrease) in cash and cash equivalents	(55,386)	3,684
Cash, beginning of period	112,449	11,462
Cash, end of period	$57,063	$15,146

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued in exchange for:
Consulting services (Note 5)	-	150,000

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Condensed Statements of Changes in Net Assets (Liabilities)

(Unaudited)

	Three Months Ended,
	March 31, 2013	March 31, 2012
Changes in net assets (liabilities) from operations:
Net loss from operations	$(155,475)	$(193,579)
Net realized loss on sale of investments	-	-
Change in net unrealized appreciation (depreciation) of investments, net	(10,364)	(1,270,819)
Unrealized appreciation income tax adjustment (1)	-	-

Net (decrease) in net assets (liabilities) from operations	(165,839)	(1,464,398)

Capital stock transactions:
Common stock issued:
Cash	-	35,000
Amount due shareholder	-	-
Asset purchases	-	-
Stock subscriptions collected	-	1,800
Rescission of investment acquisition	-	-
Related party share transfers for non-cash consulting expenses	-	150,000
Net increase in net assets from stock transactions	-	186,800

Net (decrease) in net assets (liabilities)	(165,839)	(1,277,598)
Net assets (liabilities), beginning of period	10,122,746	11,562,927
Net assets (liabilities), end of period	$9,956,907	$10,285,329

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

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Financial Highlights

(Unaudited)

	Three Months Ended,
	March 31, 2013	March 31, 2012
PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.27	$0.33
Net decrease from operations	(0.00)	(0.01)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments	(0.00)	(0.04)
Net increase from changes in deferred liabilities (1)	-	-
Net increase from stock transactions (2)	-	0.00
Share transfers for non-cash consulting expenses	-
Net asset (liability) value, end of period	$0.27	$0.28

Per share market value:
Beginning of period	$0.55	$0.75
End of period	$0.25	$0.83

Investment return, based on change in market price from beginning to end of period (3)	(54.5)%	11.1%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$9,956,907	$10,285,329
Average net assets (liabilities)	10,039,827	10,204,037
Annualized expenses	1,072,961	820,264
Annualized net increase (decrease) in net assets (liabilities) from operations	(663,356)	(5,857,590)
Annualized ratio of expenses to average net assets (liabilities)	10.7%	8.0%
Annualized ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)	(6.6)%	(57.4)%
Shares outstanding at end of period	36,928,197	35,480,697
Weighted average shares outstanding during period	36,928,197	35,410,972

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

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

March 31, 2013

		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:

			Common	Preferred
			Stock	Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$97,296	$1,277,980
Stockr, Inc.	Jul-10	63%	5,666,667	-	67,695	2,661,142
LottoPals, Inc.	Jul-10	99%	6,000,000	-	57,849	3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	-	95,198	1,486,375
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	106,961	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	41,645	41,645
					466,644	10,356,906

		Total investments			$466,644	10,356,906
		Cash and other assets, less liabilities				(399,999)
		Net asset value at March 31, 2013				$9,956,907

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

Unaudited Condensed Interim Financial Statements Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the accounts of INVENT and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

GOING CONCERN

The Company incurred a loss from operations of $155,475 during the three months ended March 31, 2013. The Company’s sources of cash flow have been from the sale of the Company’s common stock, management fees from portfolio companies, and loans from the CEO.

The Company actively monitors its financing needs and intends to seek funds through private placements of common stock to meet its operating expense requirements and to meet the funding requirements of its controlled portfolio companies. If the Company is unable to continue to raise sufficient capital to meet its operating needs or generate cash flow from operations, substantial doubt exists regarding the Company's ability to continue as a going concern.

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

Basic EPS is computed by dividing our net increase (decrease) in net assets (liabilities) from operations per share available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2013, the Company had 200,000 potentially dilutive shares outstanding.

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

Portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, some of the Company’s current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by the Board of Directors and outside professionals as necessary under the Company’s valuation policy. Currently, the valuation policy provides for management’s review of the products and services, management team and financial conditions of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders (See Note 7).

As of March 31, 2013 and 2012, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation or amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of our fixed assets, primarily consisting of purchased software, computers, electronics and other office furniture, is evaluated periodically to determine if adjustment to the depreciation or amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of any of its fixed assets exist at March 31, 2013 and December 31, 2012. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of March 31, 2013 and December 31, 2012, there were zero options outstanding under any of the Company’s equity compensation plans. These options expired in September 2011.

Concentration of Credit Risk

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at March 31, 2013:

Estimated dividends	None
Expected volatility	1,841%
Risk-free interest rate	1.63%
Expected term	2.79 years

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At March 31, 2013, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Prior Year Adjustments

Prior period amounts have been restated to reflect the reclassification and the resulting reduction of professional fees incurred in the quarter ended March 31, 2012.

NOTE 3:	INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at March 31, 2013 and December 31, 2012, the valuation of which are all based on Level 3 inputs:

	March 31, 2013	March 31, 2012

Cost	$466,644	$452,467
Unrealized appreciation (depreciation)	9,890,262	9,900,626
Fair market value	$10,356,906	$10,353,093

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

At March 31, 2013, all of our portfolio investments are valued based on level 3 inputs.

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

At March 31, 2013, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our Board of Directors. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of March 31, 2013.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	48%	1,277,980
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,142
LottoPals, Inc.	Web-based tech	Social Gaming	99%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99%	1,486,375
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	41,645

				$10,356,906

The following are descriptions of our portfolio companies.

1)	Virurl, Inc. – virurl.com (revenue-generating)

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right. There are 36,928,197 common shares outstanding at March 31, 2013 and December 31, 2012.

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

At March 31, 2013 and December 31, 2012, the Company owed its CEO $62,425 and $87,923, respectively, for loans and expense reimbursements, which is included in due to related parties. On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

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

In addition, we have maintained operations offices in Santa Monica, California, one of which is under a month-to-month lease. Rent expense totaled $3,769 and $8,887 in the quarters ended March 31, 2013 and 2012, respectively.

The Company also maintains offices on a month-to-month basis for its portfolio companies at 137 Bay Street, Santa Monica, California. These costs are classified as advances to portfolio companies.

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

NOTE 8:	INDEBTEDNESS

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

Based on authoritative guidance, we have accounted for the Threshold Warrants as liabilities. The liability for the warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Threshold Note.

NOTE 9:	SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 10, 2013, the date the financial statements were available to be issued.

There were no items that would have a material impact to the financial statements presented in this Form 10-Q.

NOTE 10:	PRIOR YEAR ADJUSTMENTS

Certain reclassifications have been made in the accompanying financial statements to reflect changes in the treatment of the share transfers made by the CEO on February 23, 2012 and April 11, 2012, as referenced in the Related Party Transaction section of this form 10Q. Prior period amounts have been restated to reflect the economic value of the share transfers in the prepaid asset account, with the cost being amortized on a monthly basis over the estimated life of the consulting agreements.

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

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Revenues - The Company received $31,500 in management fee revenues from its controlled portfolio companies in 2013, up 200% from $10,500 for the same period in 2012. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase.

The following table details expenses for the three months ended March 31, 2013:

	March 31, 2013	March 3, 2012
Expenses:
Officer and employee compensation	136,620	136,620
Professional fees	36,814	34,355
Director fees	-	-
Rent	3,769	8,887
Office supplies and expenses	2,615	4,876
Other general and administrative expense	29,552	20,328
Interest expense	58,870	-
Total expenses	268,240	205,066

Officer and employee compensation in the three months ended March 31, 2013 was flat when compared to the same period in 2012. Professional fees increased slightly in the three months ended March 31, 2013, driven by increases in non-cash consulting expenses, partially offset by declines in other professional service fees. Other general and administrative expense increased in the three months ended March 31, 2013, due primarily to an increase in depreciation and amortization, partially offset by declines in travel and entertainment expenses.

The following table details the net realized and unrealized (losses) for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Net realized and unrealized (losses):
Net realized loss on investments, net of income taxes of none	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(10,364)	(1,270,819)
Net realized and unrealized (losses)	(10,364)	(1,270,819)

In the quarter ended March 31, 2013, the Company incurred unrealized depreciation of $10,364 due to additional investments in our portfolio companies. The fair value at which we carry our portfolio companies except Stocktown (which we carry at cost) did not change in the quarter ended March 31, 2013, however our cost basis increased, thereby reducing the amount of unrealized appreciation we carry on our balance sheet. This adjustment is reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $155,475 during the three months ended March 31, 2013.

The Company’s sources of cash flow have been from the sale of the Company’s common stock, management fees from its portfolio companies and advances from the CEO. The Company has historically relied on these sources of capital in recent years to sustain its operations. Based on our cash position at March 31, 2013, we need additional capital to continue our operations.

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

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less liabilities and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $10,825,108 and from this, are subtracted liabilities of $868,201. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The resulting NAV at March 31, 2013 is $9,956,907. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (36,928,197). The NAV/S is $0.27 at March 31, 2013.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2013. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended March 31, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no common stock shares sold during the three months ended March 31, 2013.

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

INVENT VENTURES, INC.

DATE	SIGNATURE/TITLE

May 10, 2013	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

May 10, 2013	By:	/s/ James Jago
James Jago
Chief Financial Officer

