Form 10-Q
period 2013-06-30
INVENT Ventures, Inc.
filed 2013-08-09
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                        June 30, 2013

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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of August 9, 2013 is 36,928,197.

INVENT Ventures, Inc.

PART 1: FINANCIAL INFORMATION

ITEM1: FINANCIAL STATEMENTS

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Net Assets (Liabilities)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
Investments in portfolio companies:
Controlled (cost $469,078 at June 30, 2013 and $452,467 at December 31, 2012)	$10,357,006	$10,353,093
Total investments	10,357,006	10,353,093
Cash	51,529	112,449
Prepaid expenses and deposits	290,542	111,850
Office furniture and equipment, net	8,112	9,715
Purchased Software	297,500	332,500

TOTAL ASSETS	11,004,689	10,919,607

LIABILITIES
Accounts payable, trade	57,849	55,502
Amounts due to related parties	36,262	87,923
Advances from non-affiliates	41,200	100,000
Notes payable, net of unamortized discount	60,653	1,983
Derivative instruments	39,785	-
Accrued executive payroll expenses	814,543	551,453

TOTAL LIABILITIES	1,050,292	796,861

NET ASSETS	$9,954,397	$10,122,746

Commitments and contingencies (Note 6)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 36,928,197 shares issued and outstanding at June 30, 2013 and December 31, 2012	36,927	36,928
Additional paid in capital	4,553,223	4,313,223
Stock subscription receivable	(13,300)	(13,300)
Accumulated deficit:
Accumulated net operating loss	(4,162,156)	(3,766,506)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	9,883,948	9,896,646
NET ASSETS	$9,954,397	$10,122,746

NET ASSET VALUE PER SHARE	$0.27	$0.27

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Operations

(Unaudited)

	Three Months Ended,
	June 30, 2013	June 30, 2012

Investment Income:
From controlled investments:
Management fees	$36,575	$31,500
Interest	2,067	-

Total revenues	38,642	31,500
Expenses:
Officer and employee compensation	136,620	136,620
Professional fees	75,664	53,352
Rent	3,326	6,767
Office supplies and expenses	1,438	593
Other general and administrative expense	42,254	7,548
Interest expense	29,460	39

Total expenses	288,762	204,919
Change in fair market value of derivative liability	9,946	-

Loss before income taxes	(240,174)	(173,419)

Net loss from operations	(240,174)	(173,419)

Net realized and unrealized (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(2,334)	278,982
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized (losses)	(2,334)	278,982

Net (decrease) increase in net assets (liabilities) from operations	$(242,508)	$105,563

Net (decrease) increase in net assets (liabilities) from operations per share, basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic	36,928,197	35,596,741
Diluted	37,128,197	35,596,741

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Operations

(Unaudited)

	Six Months Ended,
	June 30, 2013	June 30, 2012

Investment Income:
From controlled investments:
Management fees	$68,075	$42,000
Interest	3,763	987

Total revenues	71,838	42,987
Expenses:
Officer and employee compensation	273,240	273,240
Professional fees	112,478	87,707
Rent	7,095	15,654
Office supplies and expenses	4,052	5,468
Other general and administrative expense	71,807	27,876
Interest expense	88,331	39

Total expenses	557,003	409,984
Change in fair market value of derivative liability	89,515	-

Loss before income taxes	(395,650)	(366,997)

Net loss from operations	(395,650)	(366,997)

Net realized and unrealized (losses):
Net realized loss on investments, net of income taxes of none
Controlled	-	-
Non-controlled / Non-Affiliate	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(12,698)	(991,836)
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized (losses)	(12,698)	(991,836)

Net (decrease) in net assets (liabilities) from operations	$(408,348)	$(1,358,833)

Net (decrease) in net assets (liabilities) from operations per share, basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding:
Basic	36,928,197	35,468,994
Diluted	37,128,197	35,468,994

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Cash Flows

(Unaudited)

	Six Months Ended,
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$(408,348)	$(1,358,833)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation) of investments	12,698	991,836
Amortization of debt discount	27,500	-
Non-cash interest expense	56,799	-
Change in fair market value of derivative liability	(89,515)	-
Advances to portfolio companies	(16,611)	(27,095)
Depreciation and amortization	36,603	1,520
Non-cash consulting expenses	42,585	58,797
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	18,722	(7,985)
Increase in accounts payable	2,347	9,238
Increase in accrued liabilities	263,091	274,814
Decrease in advances from non-affiliates	(58,800)	-
Decrease in amounts due to related parties	(51,661)	(8,760)
Net cash used in operating activities	(164,590)	(66,468)
Cash flows from investing activities:
Purchase of furniture and equipment	-	(124)
Investment in non-affiliated portfolio company	-	-
Net cash used in investing activities	-	(124)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	95,000
Collection of stock subscriptions	-	1,800
Increase in notes payable	103,670	4,839
Net cash provided by financing activities	103,670	101,639
Net increase (decrease) in cash and cash equivalents	(60,920)	35,047
Cash, beginning of period	112,449	11,462
Cash, end of period	$51,529	$46,509

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock transferred by shareholder in exchange for:
Consulting services (Note 5)	240,000	250,000

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Condensed Statements of Changes in Net Assets (Liabilities)

(Unaudited)

	Six Months Ended,
	June 30, 2013	June 30, 2012

Changes in net assets (liabilities) from operations:
Net loss from operations	$(395,650)	$(366,997)
Net realized loss on sale of investments	-	-
Change in net unrealized appreciation (depreciation) of investments, net	(12,698)	(991,836)
Net (decrease) in net assets (liabilities) from operations	(408,348)	(1,358,833)

Capital stock transactions:
Common stock issued:
Cash	-	95,000
Amount due shareholder	-	-
Asset purchases	-	-
Stock subscriptions collected	-	1,800
Rescission of investment acquisition	-	-
Related party share transfers for non-cash consulting expenses	240,000	250,000
Net increase in net assets from stock transactions	240,000	346,800

Net (decrease) in net assets (liabilities)	(168,348)	(1,012,033)
Net assets (liabilities), beginning of period	10,122,746	11,562,927
Net assets (liabilities), end of period	$9,954,397	$10,550,894

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Financial Highlights

(Unaudited)

	Six Months Ended,
	June 30, 2013	June 30, 2012

PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.27	$0.33
Net decrease from operations	(0.01)	(0.01)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments	(0.00)	(0.03)
Net increase from stock transactions (1)	0.01	0.01
Share transfers for non-cash consulting expenses	-	-

Net asset (liability) value, end of period	$0.27	$0.30

Per share market value:
Beginning of period	$0.25	$0.83
End of period	$0.20	$0.53

Investment return, based on change in market price from beginning to end of period (2)	(20.0)%	(36.0)%

RATIOS/SUPPLEMENTAL DATA

Net assets (liabilities), end of period	$9,954,397	$10,550,894
Average net assets (liabilities)	10,038,572	10,336,820
Annualized expenses	1,114,006	819,968
Annualized net increase (decrease) in net assets (liabilities) from operations	(816,696)	(2,717,666)
Annualized ratio of expenses to average net assets (liabilities)	11.1%	7.9%
Annualized ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)	(8.1)%	(26.3)%
Shares outstanding at end of period	36,928,197	35,660,697
Weighted average shares outstanding during period	36,928,197	35,468,994

(1) Includes the effect of using weighted average shares outstanding during the period for components of net asset (liability) and using actual shares outstanding at the end of the period for net asset (liability) at the end of the period.

(2) Periods of less than one year are not annualized.

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

June 30, 2013

		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common	Preferred
			Stock	Stock
Virurl, Inc.	Jul-10	45%	5,780,000	338,422	$94,889	$1,277,980
Stockr, Inc.	Jul-10	63%	5,666,667	-	67,695	2,661,142
LottoPals, Inc.	Jul-10	99%	6,000,000	-	59,148	3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	-	96,548	1,486,375
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	109,053	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	41,745	41,745
					469,078	10,357,006

		Total investments			$469,078	10,357,006
		Cash and other assets, less liabilities				(402,609)
		Net asset value at June 30, 2013				$9,954,397

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

GOING CONCERN

The Company incurred a loss from operations of $395,650 during the six months ended June 30, 2013. The Company’s sources of cash flow have been from the sale of the Company’s common stock, management fees from portfolio companies, notes payable, and advances from unaffiliated parties and the CEO.

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

Basic EPS is computed by dividing our net increase (decrease) in net assets (liabilities) from operations per share available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2013, the Company had 200,000 potentially dilutive shares outstanding.

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

As of June 30, 2013 and 2012, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation or amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of our fixed assets, primarily consisting of purchased software, computers, electronics and other office furniture, is evaluated periodically to determine if adjustment to the depreciation or amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of any of its fixed assets exist at June 30, 2013 and December 31, 2012. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of June 30, 2013 and December 31, 2012, there were zero options outstanding under any of the Company’s equity compensation plans. These options expired in September 2011.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at June 30, 2013:

Estimated dividends	None

Expected volatility	599%

Risk-free interest rate	2.53%

Expected term	2.54 years

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At June 30, 2013, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Prior Year Adjustments

Prior period amounts have been restated to reflect the reclassification and the resulting reduction of professional fees incurred in the quarter ended March 31, 2012.

NOTE 3:         INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at June 30, 2013 and December 31, 2012, the valuation of which are all based on Level 3 inputs:

	June 30, 2013	December 31, 2012

Cost	$469,078	$452,467
Unrealized appreciation (depreciation)	9,887,927	9,900,626
Fair market value	$10,357,006	$10,353,093

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

At June 30, 2013, all of our portfolio investments are valued based on level 3 inputs.

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

At June 30, 2013, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our Board of Directors. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of June 30, 2013.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	45%	1,277,980
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,142
LottoPals, Inc.	Web-based tech	Social Gaming	99%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99%	1,486,375
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	41,745

				$10,357,006

The following are descriptions of our portfolio companies.

1)	Virurl, Inc. – virurl.com (revenue-generating)

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

NOTE 4:         COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right. There are 36,928,197 common shares outstanding at June 30, 2013 and December 31, 2012.

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

At June 30, 2013 and December 31, 2012, the Company owed its CEO $36,262 and $87,923, respectively, for loans and expense reimbursements, which is included in due to related parties. On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

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

On February 23, 2012 and April 11, 2012, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transferred 450,000 and 300,000 shares, respectively, to consultants for services to be rendered for the Company. These shares were valued at $0.33 per share representing the price at which shares were sold during the period. The cost is being amortized over the estimated life of the consulting agreements, generally determined to be one year except for one consultant where the cost is being amortized over 33 months.

On May 22, 2013, the Company entered into three agreements with consultants to render services to the Company. Included in the contracts was a requirement that Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transfer 1,000,000 shares to the consultants for the contracted services. The transferred shares were valued at $0.24 per share representing the price at which INVENT shares closed on the day preceding the date of contract execution. The cost is being amortized over the estimated life of the consulting agreements, which is one year for a contract representing 800,000 of the transferred shares and 24 months for the remaining contracts. Please reference Note 9: Subsequent Events for detail surrounding the transfer of the shares.

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

In addition, we have maintained operations offices in Santa Monica, California, one of which is under a month-to-month lease. Rent expense totaled $3,326 and $6,767 in the quarters ended June 30, 2013 and 2012, respectively.

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

NOTE 9:         SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 9, 2013, the date the financial statements were available to be issued.

On July 19, 2013, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transferred 1,000,000 shares to consultants for services to be rendered for the Company. The shares were issued in accordance with the consulting contracts executed on May 22, 2013 referenced in Note 5: Related Party Transactions.

There were no additional items that would have a material impact to the financial statements presented in this Form 10-Q.

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

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Revenues - The Company received $36,575 in management fee revenues from its controlled portfolio companies in 2013, up 16.1% from $10,500 for the same period in 2012. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase. The Company also recorded $2,067 of interest income in the second fiscal quarter of 2013 related to the Company’s convertible note holdings in Sanguine.

The following table details expenses for the three months ended June 30, 2013:

Expenses:	June 30, 2013	June 30, 2012
Officer and employee compensation	136,620	136,620
Professional fees	75,664	53,352
Director fees	-	-
Rent	3,326	6,767
Office supplies and expenses	1,438	593
Other general and administrative expense	42,254	7,548
Interest expense	29,460	39
Total expenses	288,762	204,918

Officer and employee compensation in the three months ended June 30, 2013 was flat when compared to the same period in 2012. Professional fees increased by $22,312 or 42% in the three months ended June 30, 2013 when compared to prior year, driven by increases in investor relations costs, the majority of which were non-cash, software service expenses, and audit fees, partially offset by declines non-cash consulting services. Other general and administrative expense increased in the three months ended June 30, 2013, due primarily to an increase in marketing expenses and amortization expense.

The following table details the net realized and unrealized (losses) for the three months ended June 30, 2013 and 2012:

Net realized and unrealized (losses):	June 30, 2013	June 30, 2012
Net realized loss on investments, net of income taxes of none	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(2,334)	278,982
Net realized and unrealized (losses)	(2,334)	278,982

In the quarter ended June 30, 2013, the Company incurred unrealized depreciation of $2,334, due to an increase in our cost basis in our portfolio, partially offset by repayments of advances to portfolio companies by VIRURL. The fair value at which we carry our portfolio companies except Stocktown (which we carry at cost) did not change in the quarter ended June 30, 2013, however our cost basis increased, thereby reducing the amount of unrealized appreciation we carry on our balance sheet. The increase in cost basis was primarily due to accrued interest in Sanguine and additional investments in LottoPals and Clowd, partially offset by a repayment of a portion of the advances made by INVENT to VIRURL.

This adjustment is reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Comparison of the six months ended June 30, 2013 and 2012

Revenues - The Company received $68,075 in management fee revenues from its controlled portfolio companies in 2013, up $26,075 or 62% from $42,000 for the same period in 2012. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase. The Company also recorded $3,763 of interest income in the second fiscal quarter of 2013 related to the Company’s convertible note holdings in Sanguine.

The following table details expenses for the three months ended June 30, 2013:

Expenses:	June 30, 2013	June 30, 2012
Officer and employee compensation	273,240	273,240
Professional fees	112,478	87,707
Director fees	-	-
Rent	7,095	15,654
Office supplies and expenses	4,052	5,468
Other general and administrative expense	71,807	27,876
Interest expense	88,331	39
Total expenses	557,003	409,984

Officer and employee compensation in the three months ended June 30, 2013 was flat when compared to the same period in 2012. Professional fees increased by $24,771 or 428% in the six months ended June 30, 2013 when compared to prior year, driven by increases in investor relations costs, the majority of which were non-cash, and software service expenses, partially offset by declines non-cash consulting services and legal fees. Other general and administrative expense increased in the six months ended June 30, 2013, due primarily to an increase in marketing expenses and amortization expense, partially offset by a decline in travel and entertainment expenses.

The following table details the net realized and unrealized (losses) for the six months ended June 30, 2013 and 2012:

Net realized and unrealized (losses):	June 30, 2013	June 30, 2012
Net realized loss on investments, net of income taxes of none	-	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(12,698)	(991,836)
Net realized and unrealized (losses)	(12,698)	(991,836)

In the six months ended June 30, 2013, the Company incurred unrealized depreciation of $12,698, due to an increase in our cost basis in our portfolio. The fair value at which we carry our portfolio companies except Stocktown (which we carry at cost) did not change in the quarter ended June 30, 2013, however our cost basis increased, thereby reducing the amount of unrealized appreciation we carry on our balance sheet. The increase in cost basis was due to increases in our cost basis across each company in our portfolio.

This adjustment is reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $395,650 during the six months ended June 30, 2013.

The Company’s sources of cash flow have been from the sale of the Company’s common stock, management fees from portfolio companies, notes payable, and advances from unaffiliated parties and the CEO. The Company has historically relied on these sources of capital in recent years to sustain its operations. Based on our cash position at June 30, 2013, we need additional capital to continue our operations.

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

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less liabilities and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $11,004,689 and from this, are subtracted liabilities of $1,050,292. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The resulting NAV at June 30, 2013 is $9,954,397. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (36,928,197). The NAV/S is $0.27 at June 30, 2013.

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

ITEM 4:          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2013. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended June 30, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:        OTHER INFORMATION

ITEM 1:          LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:      RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no common stock shares sold during the three months ended June 30, 2013.

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

INVENT VENTURES, INC.

DATE	SIGNATURE/TITLE

August 9, 2013	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

August 9, 2013	By:	/s/ James Jago
James Jago
Chief Financial Officer

