Form 10-Q
period 2013-09-30
INVENT Ventures, Inc.
filed 2013-11-12
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2013

Commission File Number:  814-00720

INVENT Ventures, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5655532
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No)

3651 Lindell Road, Suite D #146, Las Vegas, NV  89103

(Address of principal executive office) (zip code)

(702) 943-0320

(Issuer’s telephone number)

Los Angeles Syndicate of Technology, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such files).  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	X . (Do not check if a smaller reporting company)	Smaller reporting company	.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of November 12, 2013 is 36,928,197.

INVENT Ventures, Inc.

INDEX

PART 1: FINANCIAL INFORMATION

ITEM 1:

FINANCIAL STATEMENTS

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Net Assets (Liabilities)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in portfolio companies:
Controlled (cost $489,679 at September 30, 2013 and $452,467 at December 31, 2012)	$10,372,654	$10,353,093
Total investments	10,372,654	10,353,093
Cash	74,144	112,449
Amounts due from portfolio companies	11,000	-
Prepaid expenses and deposits	226,133	111,850
Office furniture and equipment, net	7,301	9,715
Purchased Software	280,000	332,500
TOTAL ASSETS	10,971,232	10,919,607

LIABILITIES
Accounts payable, trade	58,856	55,502
Amounts due to related parties	28,279	87,923
Advances from non-affiliates	41,200	100,000
Notes payable, net of unamortized discount	158,175	1,983
Derivative instruments	43,756	-
Accrued executive payroll expenses	957,853	551,453
TOTAL LIABILITIES	1,288,120	796,861
NET ASSETS	$9,683,113	$10,122,746

Commitments and contingencies (Note 6)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 36,928,197 shares issued and outstanding at September 30, 2013 and December 31, 2012

	36,928	36,928
Additional paid in capital	4,553,223	4,313,223
Stock subscription receivable	(13,300)	(13,300)
Accumulated deficit:
Accumulated net operating loss	(4,428,488)	(3,766,506)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	9,878,995	9,896,646
NET ASSETS	$9,683,113	$10,122,746
NET ASSET VALUE PER SHARE	$0.26	$0.27

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Operations
(Unaudited)
	Three Months Ended,
	September 30, 2013	September 30, 2012
Investment Income:
From controlled investments:
Management fees	$31,500	$31,500
Interest	2,132	-
Total revenues	33,632	31,500
Expenses:
Officer and employee compensation	136,620	136,620
Professional fees	65,177	83,302
Director fees	-	1,000
Rent	2,844	7,420
Office supplies and expenses	6,988	2,722
Other general and administrative expense	53,389	30,888
Interest expense	30,975	94
Total expenses	295,993	262,046
Other income	-	2,600
Change in fair market value of derivative liability	(3,971)	-
Loss before income taxes	(266,332)	(227,946)
Net loss from operations	(266,332)	(227,946)

Net realized and unrealized (losses):
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none

Controlled	(4,952)	(191,808)
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized (losses)	(4,952)	(191,808)

Net (decrease) in net assets (liabilities) from operations	$(271,284)	$(419,754)

Net (decrease) increase in net assets (liabilities) from operations per share, basic and diluted
	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	36,928,197	36,441,675
Diluted	36,928,197	36,441,675

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Operations
(Unaudited)
	Nine Months Ended,
	September 30, 2013	September 30, 2012
Investment Income:
From controlled investments:
Management fees	$99,575	$73,500
Interest	5,894	987
Total revenues	105,469	74,487
Expenses:
Officer and employee compensation	409,860	409,860
Professional fees	177,655	171,009
Director fees	-	1,000
Rent	9,939	23,074
Office supplies and expenses	11,040	8,190
Other general and administrative expense	125,196	58,764
Interest expense	119,306	133
Total expenses	852,996	672,030
Other income	-	2,600
Change in fair market value of derivative liability	85,544	-
Loss before income taxes	(661,983)	(594,943)
Net loss from operations	(661,983)	(594,943)

Net realized and unrealized (losses):
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none

Controlled	(17,650)	(1,183,644)
Net realized and unrealized (losses)	(17,650)	(1,183,644)

Net (decrease) in net assets (liabilities) from operations	$(679,633)	$(1,778,587)

Net (decrease) in net assets (liabilities) from operations per share, basic and diluted
	$(0.02)	$(0.05)
Weighted average common shares outstanding:
Basic	36,928,197	35,818,744
Diluted	36,928,197	35,818,744

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Cash Flows
(Unaudited)
	Nine Months Ended,
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net (decrease) in net assets (liabilities) from operations	$(679,633)	$(1,778,587)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:

Change in net unrealized depreciation of investments	17,650	1,183,644
Amortization of debt discount	82,500	-
Non-cash interest expense	29,350	-
Change in fair market value of derivative liability	(85,544)	-
Advances to portfolio companies	(37,261)	(39,110)
Depreciation and amortization	54,914	2,287
Non-cash consulting expenses	127,266	103,598
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(1,550)	(7,851)
Increase in amounts due from portfolio companies	(11,000)	-
Increase in accounts payable	3,354	39,968
Increase in accrued liabilities	406,401	417,633
Decrease in advances from non-affiliates	(58,800)	-
Decrease in amounts due to related parties	(59,644)	(14,399)
Net cash used in operating activities	(211,997)	(92,817)
Cash flows from investing activities:
Purchase of furniture and equipment	-	(3,056)
Investment in non-affiliated portfolio company	-	-
Net cash used in investing activities	-	(3,056)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	125,000
Collection of stock subscriptions	-	1,800
Increase in notes payable	173,692	4,933
Net cash provided by financing activities	173,692	131,733
Net increase (decrease) in cash and cash equivalents	(38,305)	35,860
Cash, beginning of period	112,449	11,462
Cash, end of period	$74,144	$47,322

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued in exchange for:
Asset Purchases	-	350,000
Common stock transferred by shareholder in exchange for:
Consulting services (Note 5)	240,000	250,000

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Condensed Statements of Changes in Net Assets (Liabilities)
(Unaudited)
	Nine Months Ended,
	September 30, 2013	September 30, 2012
Changes in net assets (liabilities) from operations:
Net loss from operations	$(661,983)	$(594,943)
Change in net unrealized (depreciation) of investments, net
	(17,650)	(1,183,644)

Net (decrease) in net assets (liabilities) from operations	(679,633)	(1,778,587)

Capital stock transactions:
Common stock issued:
Cash	-	125,000
Asset purchases	-	350,000
Stock subscriptions collected	-	1,800
Related party share transfers for non-cash consulting expenses	240,000	250,000
Net increase in net assets from stock transactions	240,000	726,800

Net (decrease) in net assets (liabilities)	(439,633)	(1,051,787)
Net assets, beginning of period	10,122,746	11,562,927
Net assets, end of period	$9,683,113	$10,511,140

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Financial Highlights
(Unaudited)
	Nine Months Ended,
	September 30, 2013	September 30, 2012
PER SHARE INFORMATION
Net asset value, beginning of period	$0.27	$0.33
Net decrease from operations	(0.02)	(0.02)
Net change in realized (losses) and unrealized (depreciation) of investments
	(0.00)	(0.03)
Net increase from stock transactions (1)	0.01	0.02
Share transfers for non-cash consulting expenses	-	-
Net asset value, end of period	$0.26	$0.30

Per share market value:
Beginning of period	$0.20	$0.53
End of period	$0.22	$0.67

Investment return, based on change in market price from beginning to end of period (2)	10.0%	26.4%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$9,683,113	$10,511,140
Average net assets (liabilities)	9,902,929	11,037,034
Annualized expenses	1,137,328	896,039
Annualized net increase (decrease) in net assets (liabilities) from operations
	(906,178)	(2,371,449)
Annualized ratio of expenses to average net assets (liabilities)	11.5%	8.1%
Annualized ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)
	(9.2%)	(21.5%)
Shares outstanding at end of period	36,928,197	36,800,697
Basic weighted average shares outstanding during period	36,928,197	35,818,744

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

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Schedule of Investments
September 30, 2013
		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	45%	5,780,000	338,422	$92,559	$1,277,961
Stockr, Inc.	Jul-10	63%	5,666,667	-	70,195	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	-	60,725	3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	-	97,898	1,486,375
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	111,201	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	57,100	57,100
					489,679	10,372,654

		Total investments			$489,679	10,372,654
		Cash and other assets, less liabilities				(689,541)
		Net asset value at September 30, 2013				$9,683,113

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

GOING CONCERN

The Company incurred a loss from operations of $661,983 during the nine months ended September 30, 2013.  The Company’s sources of cash flow have been from the sale of the Company’s common stock, management fees from portfolio companies, notes payable, and advances from unaffiliated parties and the CEO.

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

NOTE 2:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Pursuant to Regulation S-X, Rule 6, the Company operates, and will continue to operate on a non-consolidated basis.

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

Basic EPS is computed by dividing our net increase (decrease) in net assets (liabilities) from operations per share available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2013, the Company had no potentially dilutive shares outstanding.

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

As of September 30, 2013 and 2012, the Company had no accrued interest or penalties relating to any tax obligations.  The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception.  The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation or amortization.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of our fixed assets, primarily consisting of purchased software, computers, electronics and other office furniture, is evaluated periodically to determine if adjustment to the depreciation or amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of any of its fixed assets exist at September 30, 2013 and December 31, 2012.  Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.  When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of September 30, 2013 and December 31, 2012, there were zero options outstanding under any of the Company’s equity compensation plans.  These options expired in September 2011.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at September 30, 2013:

Estimated dividends	None

Expected volatility	512%

Risk-free interest rate	2.65%

Expected term	2.29 years

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  At September 30, 2013, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Prior Year Adjustments

Prior period amounts have been restated to reflect the reclassification and the resulting reduction of professional fees incurred in the quarter ended March 31, 2012.

NOTE 3:

INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at September 30, 2013 and December 31, 2012, the valuation of which are all based on Level 3 inputs:

	September 30, 2013	December 31, 2012

Cost	$489,679	$452,467
Unrealized appreciation (depreciation)	9,882,975	9,900,626
Fair market value	$10,372,654	$10,353,093

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

At September 30, 2013, all of our portfolio investments are valued based on level 3 inputs.

We measure derivative liabilities at fair value using the Black-Scholes option pricing model with assumptions that include the fair value of the stock underlying the derivative instrument, the exercise or conversion price of the derivative instrument, the risk free interest rate for a term comparable to the term of the derivative instrument and the volatility rate and dividend yield for our common stock. For derivative instruments convertible into or exercisable for shares of our preferred stock, we considered the price per share of $.50 paid by unrelated parties as the fair value of our common stock. For derivative instruments convertible into or exercisable for shares of our common stock, we considered the results of a valuation performed by a third party specialist and other internal analyses performed by management to determine the value of our stock at the commitment dates of applicable transactions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Expected volatility is based principally on historical stock price volatility and an analysis of historical volatilities of similarly situated companies in the marketplace for a number of periods that is at least equal to the contractual term or estimated life of the applicable financial instrument.

We also considered the use of the lattice or binomial models with respect to valuing derivative financial instruments that feature anti-dilution price protection; however, the differences in the results are insignificant due to the low probability of triggering price adjustments in such financial instruments.

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

At September 30, 2013, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our Board of Directors. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of September 30, 2013.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	45%	1,277,961
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	99%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	99%	1,486,375
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	57,100
				$10,372,654

The following are descriptions of our portfolio companies.

1)

Virurl, Inc. – virurl.com (revenue-generating)

Virurl, Inc. (“VIRURL”) is an online marketplace that allows brands to create instant viral advertising campaigns on the web. VIRURL operates the REVENUE.COM platform, which enables marketers to launch viral campaigns by compensating Internet users to share videos, articles, music, and other media with their friends via email, social networks, and anywhere else on the web.

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

4)

Clowd, Inc. – clowd.com (stealth)

Clowd, Inc. (“Clowd”) is developing technologies in the mobile telehealth industry to improve patient-doctor interaction and make it easier for patients to connect with doctors and medical professionals. See Note 9: Subsequent Events for additional detail surrounding the recent Clowd transaction.

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

NOTE 4:

COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right.  There are 36,928,197 common shares outstanding at September 30, 2013 and December 31, 2012.

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

At September 30, 2013 and December 31, 2012, the Company owed its CEO $36,262 and $87,923, respectively, for loans and expense reimbursements, which is included in due to related parties. On March 30, 2011, the Company issued its CEO 175,000 shares of its common stock in exchange for $175,000 owed to the CEO.

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

On May 22, 2013, the Company entered into three agreements with consultants to render services to the Company. Included in the contracts was a requirement that Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transfer 1,000,000 shares to the consultants for the contracted services. The transferred shares were valued at $0.24 per share representing the price at which INVENT shares closed on the day preceding the date of contract execution.   The cost is being amortized over the estimated life of the consulting agreements, which is one year for a contract representing 800,000 of the transferred shares and 24 months for the remaining contracts. On July 19, 2013, Knight, Inc. transferred 1,000,000 shares to consultants in accordance with the consulting contracts executed on May 22, 2013.

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

In addition, we have maintained operations offices in Santa Monica, California, one of which is under a month-to-month lease. Rent expense totaled $2,844 and $7,420 in the quarters ended September 30, 2013 and 2012, respectively.

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

On September 27, 2013, Company issued two convertible promissory notes in the amounts of U.S. $50,000 and U.S. $20,000 (the “Third-Quarter Notes”). The Third-Quarter Notes mature on September 27, 2014 (“Maturity”), and are convertible into shares of the Company’s common stock at any time prior to Maturity at the lower of $0.27 per share or the Company’s Net Asset Value Per Share (“NAV/S”) as presented in the Company’s most recent quarterly or annual filing with the Securities and Exchange Commission, subject to conversion limitations set forth in the Convertible Promissory Note agreements executed on September 27, 2013.

The Third-Quarter Notes bear interest at the rate of 12% per annum, payable upon the earlier of Maturity, acceleration, or prepayment of the Third-Quarter Notes. All amounts owed by the Company under the Third-Quarter Notes becomes immediately due and payable upon an event of default, which includes the Company’s failure to pay principal or interest on the Note when due, the Company’s insolvency or failure to pay its debts as they become due, and the Company’s failure to maintain the listing of its common stock on at least one of the OTCBB or an equivalent exchange.

The foregoing description of the Third-Quarter Notes is qualified in its entirety by reference to the complete text of the Notes, a copy of which is attached to our Form 8-K filed on October 8, 2013.

NOTE 9:

SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 12, 2013, the date the financial statements were available to be issued.

On October 31, 2013, the Company’s subsidiary, Clowd, Inc., a Delaware corporation, entered into a Share Exchange Agreement, whereby Clowd, Inc. merged with Bar.pm, Inc., a Nevada corporation.  The Company transferred 100% of its interest in Clowd, Inc., which was equal to 6,066,000 shares, or a 99.6% equity interest, to Bar.pm, Inc. in exchange for 22,407,651 common shares of Bar.pm, Inc.  The transaction was approved by the majority shareholders and board of directors of Clowd, Inc. and Bar.pm, Inc.

Pursuant to the Share Exchange Agreement, Bar.pm, Inc. will change its corporate name to Clowd, Inc.  Bryce Knight, the Company’s Chief Executive Officer, Tim Symington, the Company’s Chief Investment Officer, and Aaron Moore, the Company’s Chief Operations Officer will each serve as an officer and director of the surviving entity, Clowd, Inc. (formerly known as Bar.pm, Inc.).  Articles of Merger were filed with the Nevada Secretary of State and became effective on November 6, 2013.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Revenues - The Company received $31,500 in management fee revenues from its controlled portfolio companies in 2013, equal to the amount earned in the same period of 2012.  As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase. The Company also recorded $2,132 of interest income in the second fiscal quarter of 2013 related to the Company’s convertible note holdings in Sanguine.

The following table details expenses for the three months ended September 30, 2013:

Expenses:	September 30, 2013	September 30, 2012
Officer and employee compensation	136,620	136,620
Professional fees	65,177	83,302
Director fees	-	1,000
Rent	2,844	7,420
Office supplies and expenses	6,988	2,722
Other general and administrative expense	53,389	30,888
Interest expense	30,975	94
Total expenses	295,993	262,046

Officer and employee compensation in the three months ended September 30, 2013 was flat when compared to the same period in 2012. Professional fees decreased by $18,125 or 22% in the three months ended September 30, 2013 when compared to prior year, driven by decreases in non-cash consulting expenses and video production expenses, partially offset by increases in non-cash investor relations costs. Other general and administrative expense increased $22,501, or 73% in the three months ended September 30, 2013, due primarily to an increase in marketing expenses and amortization expense, partially offset by decreases in transfer and resident agent fees and travel and entertainment expenses.

The following table details the net realized and unrealized (losses) for the three months ended September 30, 2013 and 2012:

Net realized and unrealized (losses):	September 30, 2013	September 30, 2012

Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(4,952)	(191,808)
Net realized and unrealized (losses)	(4,952)	(191,808)

In the quarter ended September 30, 2013, the Company incurred unrealized depreciation of $4,952, due to an increase in our cost basis in our portfolio, partially offset by repayments of advances to portfolio companies by VIRURL. The fair value at which we carry our portfolio companies except Stocktown (which we carry at cost) did not change materially in the quarter ended September 30, 2013, however our cost basis increased, thereby reducing the amount of unrealized appreciation we carry on our balance sheet. The increase in cost basis was primarily due to accrued interest in Sanguine and additional investments in Stocktown and Stockr, partially offset by a repayment of a portion of the advances made by INVENT to VIRURL.

This adjustment is reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Comparison of the nine months ended September 30, 2013 and 2012

Revenues - The Company received $99,575 in management fee revenues from its controlled portfolio companies in 2013, up $26,075 or 36% from $73,500 for the same period in 2012.  As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase. The Company also recorded $5,894 of interest income in the second fiscal quarter of 2013 related to the Company’s convertible note holdings in Sanguine.

The following table details expenses for the nine months ended September 30, 2013:

Expenses:	September 30, 2013	September 30, 2012
Officer and employee compensation	409,860	409,860
Professional fees	177,655	171,009
Director fees	-	1,000
Rent	9,939	23,074
Office supplies and expenses	11,040	8,190
Other general and administrative expense	125,196	58,764
Interest expense	119,306	133
Total expenses	852,996	672,030

Officer and employee compensation in the nine months ended September 30, 2013 was flat when compared to the same period in 2012. Professional fees increased by $6,646 or 4% in the nine months ended September 30, 2013 when compared to prior year, driven by increases in investor relations costs, the majority of which were non-cash, partially offset by declines non-cash consulting services, legal fees and video production expenses. Other general and administrative expense increased $66,432 or 113% in the nine months ended September 30, 2013, due primarily to an increase in amortization expense, and marketing expenses, partially offset by a decline in travel and entertainment expenses.

The following table details the net realized and unrealized (losses) for the nine months ended September 30, 2013 and 2012:

Net realized and unrealized (losses):	September 30, 2013	September 30, 2012

Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(17,650)	(1,183,644)
Net realized and unrealized (losses)	(17,650)	(1,183,644)

In the nine months ended September 30, 2013, the Company incurred unrealized depreciation of $17,650, due to an increase in our cost basis in our portfolio. The fair value at which we carry our portfolio companies except Stocktown (which we carry at cost) did not change materially in the nine months ended September 30, 2013, however our cost basis increased, thereby reducing the amount of unrealized appreciation we carry on our balance sheet. The increase in cost basis was due to increases in our cost basis across each company in our portfolio.

This adjustment is reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $661,983 during the nine months ended September 30, 2013.

The Company’s sources of cash flow have been from the sale of the Company’s common stock, management fees from portfolio companies, notes payable, and advances from unaffiliated parties and the CEO. The Company has historically relied on these sources of capital in recent years to sustain its operations.  Based on our cash position at September 30, 2013, we need additional capital to continue our operations.

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

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less liabilities and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stockholders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $10,971,232 and from this, are subtracted liabilities of $1,288,120. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The resulting NAV at September 30, 2013 is $9,683,113.  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (36,928,197).  The NAV/S is $0.26 at September 30, 2013.

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

ITEM 4:

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended September 30, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:

OTHER INFORMATION

ITEM 1:

LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:

RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no common stock shares sold during the three months ended September 30, 2013.

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

INVENT VENTURES, INC.

DATE

SIGNATURE/TITLE

November 12, 2013

By: /s/ Bryce Knight

Bryce Knight

Chief Executive Officer and

Chairman

November 12, 2013

By: /s/ James Jago

James Jago

Chief Financial Officer