Form 10-K
period 2013-12-31
INVENT Ventures, Inc.
filed 2014-04-15
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

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

Yes       .  No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       .  No   X .

Indicate by check mark whether the registrant (1) filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X .  No       .

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

Yes       .  No   X .

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 28, 2013 (the last business day of the Registrant’s most recently completed second quarter) was $2,279,704 based upon the last sales price reported for such date. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of April 14, 2014 was 36,928,197 shares.

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

Corporate History

The Company, formerly Los Angeles Syndicate of Technology (“LAST”), Bay Street Capital (“BSC”), Small Cap Strategies (“SCS”), and Photonics Corporation (“Photonics”), was re-domiciled in Nevada through a reverse merger effective on September 30, 2006 where Photonics, a California corporation, merged into Small Cap Strategies, Inc., a Nevada corporation, with SCS being the surviving entity.  The effect of this corporate action was to change the Company’s state of incorporation from the State of California to the State of Nevada.

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

EMPLOYEES

At December 31, 2013 and 2012, we had 5 and 4 full-time employees, respectively.

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

The Company's expenses are higher than our current cash flow, which will require the Company to issue equity to raise capital. This could result in substantial dilution to our shareholders’ equity or hinder our ability to continue in operations should additional capital not be raised

In 2013, the Company had $144,144 in operating revenues. Consequently, the Company will have to sell shares of the Company's common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

The success of the Company will depend on management's ability to make successful investments

If the Company is unable to select profitable investments, the Company will not achieve its objectives and miss any projected earnings targets.

The Company's investment activities are inherently risky

The Company's investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors which are neither within the control of, nor predictable by, the Company. Such factors include a wide range of economic, political, competitive and other conditions, which may affect investments in general, or specific industries or companies.

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

Holding securities of privately held companies may be riskier than holding securities of publicly held companies due to the lack of available public information

The Company will primarily hold securities in privately held companies, which may be subject to higher risk than holdings in publicly held companies. Generally, little public information exists about privately held companies, and the Company will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose some or all of the money it invests in these companies. These factors could subject the Company to greater risk than holding securities in publicly traded companies and negatively affect investment returns.

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

Our share ownership is concentrated

Our Company's Management team beneficially owns approximately 70% of the Company's voting shares. As a result, Management will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all, or substantially all, of the assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, the chief executive officer may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company's common stock by discouraging third party investors. In addition, the interests of Company Management may not always coincide with the interests of the Company's other stockholders.

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

Our independent registered public accounting firm, in their audit report related to our financial statements for the years ended December 31, 2013, 2012 and 2011, expressed substantial doubt about our ability to continue as a going concern.

As a result of our continued losses, our independent auditors have included an explanatory paragraph in their report on our financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent auditors could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and could materially and adversely affect the terms of any financing that we might obtain. If we cannot raise additional capital in the future and our operating expenses continue to exceed our operating income, the value of our common stock could decline significantly.

ITEM 2:  PROPERTIES

Our principal headquarters is located at 1930 Ocean Avenue in Santa Monica, California for which the Company pays $3,400 a month. Several of our portfolio companies have offices in nearby building campuses, for which the Company pays $4,600 a month, which is allocated to the portfolio companies currently occupying their respective offices, and is classified as advances to portfolio companies.  We believe these facilities, which are in good physical condition, are adequate to support our growth over the next 12 months.

Our corporate headquarters are located at 3651 Lindell Road, Suites D #145-146, Las Vegas, Nevada 89103.  We pay approximately $200 a month for two executive offices and administrative support.

ITEM 3:  LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.

ITEM 4:  MINE SAFETY DISCLOSURES

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

High

Low

Fiscal Year Ending December 31, 2013

                   First Quarter

$  0.80

$

0.25

                   Second Quarter

$  0.26

$

0.15

                   Third Quarter

$  0.27

$

0.15

                   Fourth Quarter

$  0.22

$

0.13

Fiscal Year Ending December 31, 2012

                   First Quarter

$  0.83

$

0.58

                   Second Quarter

$  0.83

$

0.50

                   Third Quarter

$  0.67

$

0.37

                   Fourth Quarter

$  3.00

$

0.50

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of December 31, 2013, there were approximately 870 holders of record of our common stock and we had 36,928,197 common shares issued and outstanding.

DIVIDENDS

Prior to the Company’s election to operate so as to qualify to be taxed as an RIC under Subchapter M of the Code, the Company did not historically pay cash dividends.  Our quarterly dividends, if any, are determined by our Board of Directors. An estimate of our annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year is considered when declaring dividends. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level. No dividends have been declared between the fiscal years ended December 31, 2006 to December 31, 2013.

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

-

N/A

 -

Equity compensation plans not

  approved by security holders

-

   -

-

Total

-

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2013, the Company did not sell any shares of common stock. During the year ended December 31, 2012, the Company sold 502,500 shares of its common stock for $167,500 in cash and issued 1,050,000 shares of its common stock for the purchase of software assets (the “GGAA Assets”) valued at $350,000. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended, and the proceeds of such sales were used for general corporate purposes and to support the growth of our portfolio companies.

RE-PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not re-purchase any shares during 2013.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Composite Index for the period December 28, 2008 through December 31, 2012. The graph assumes that, on December 26, 2008, a person invested $100 in each of our common stock (“IDEA” in the graph), the S&P 500 Index (“S&P 500”), and the NASDAQ Composite Index (“NASDAQ Composite”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

	2013	2012	2011	2010 (Restated)	2009

Revenues	$ 144,144	$ 105,987	$ 88,500	$ 45,000	$ -
Administrative expenses	1,190,215	966,221	213,097	145,631	359,783
Net (loss) from operations before income taxes	(1,046,070)	(857,634)	(124,597)	(100,631)	(359,783)
Net (loss) from operations	(1,046,070)	(857,634)	(151,597)	(73,631)	(343,896)
Net realized and unrealized gains (losses)	(777,387)	(1,351,847)	2,782,904	5,852,766	(2,045)
Net increase (decrease) in net assets from operations	(1,638,461)	(2,209,481)	5,243,307	$ 5,779,135	$(345,941)
Net earnings (loss) per share basic and diluted	(0.04)	(0.06)	0.15	0.62	(0.09)
Dividends declared per common share	-	-	-	-	-

Balance sheet data:
Investments at fair value	$ 9,629,626	$10,353,093	$11,659,497	$ 8,710,548	$ 723
Cash	44,240	112,449	11,462	374	15,808
Total assets	9,854,908	10,919,607	11,689,362	8,728,361	22,782
Long-term debt and other long-term obligations	-	-	-	-	-
Total liabilities	1,480,624	796,861	126,435	2,898,891	199,897
Net assets (liabilities)	8,374,285	10,122,746	11,562,927	5,829,470	(177,115)
Common stock outstanding at year end	36,928,197	36,928,197	35,375,697	35,668,089	77,109

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

LIQUIDITY AND CAPITAL RESOURCES AND CAPITAL EXPENDITURES

At December 31, 2013 and 2012, respectively, the Company had current assets of $218,792 and $215,699; current liabilities of $350,718 and $245,408; a working capital deficit of $131,926 and $29,709.  The Company incurred a net loss from operations of $958,549 during the year ended December 31, 2013.  The Company’s only sources of cash flow have been from investments in the Company’s common stock, borrowing on the company’s line of credit, issuances of convertible notes, management fees, and loans from its CEO.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2012 AND 2010

REVENUES

During the years ended December 31, 2012, 2011 and 2010, we had revenues as follows.

	2013	2012	2011

Investment Income:
From controlled investments:
Management fees	$ 136,075	$ 105,000	$ 88,500
Interest	8,069	987	-
Dividends	-	-	-
Total revenues	144,144	105,987	88,500

Revenues in 2013, 2012 and 2011 were primarily derived from management fees from our portfolio companies. We expect that management fees from our portfolio companies will continue to be the primary source of revenues for the Company. During the fiscal year ended December 31, 2013, we also received interest income related to our investment in Sanguine Biosciences, Inc. (“Sanguine”). On January 14, 2013, we converted $101,249 of advances to Sanguine into an $101,249 convertible note carrying an 8% interest rate.

EXPENSES

Our annual expenses have grown from $213,097 in 2011, to $1,190,215 in 2013, primarily driven by non-cash expenses incurred in 2013 and increased marketing expenses, and are summarized as follows.

Expenses:	2013	2012	2011
Officer and employee compensation	546,480	546,480	38,005
Professional fees	263,621	292,987	50,410
Director fees	-	1,000	3,000
Rent	18,423	29,483	53,117
Office supplies and expenses	22,125	9,807	19,115
Other general and administrative expense	187,239	86,271	49,450
Interest expense	152,327	193	-
Total expenses	1,190,215	966,221	213,097

Professional fees decreased by $29,366 in 2013 from 2012 due primarily to a decrease in non-cash consulting fees and legal fees, partially offset by an increase in investor and public relations fees. Professional fees increased by $242,577 in 2012 from 2011 due primarily to an increase in non-cash consulting fees. Other contributors to the increase in professional fees in 2012 include increased legal fees, investor and public relations fees and video production expense, partially offset by a decline in accounting fees. Professional fees increased by $24,280 in 2011 from 2010 due to increased consulting fees, partially offset by a decline in audit fees and accounting fees. We expect our cash professional fees to grow as our portfolio expands and our non-cash professional fees to decline as we recognize the prepaid expenses related to the CEO share transfers referenced in Note 6.

Rent expense decreased $11,060 in 2013 compared to 2012, after a decline of $23,634 in 2012. The decrease in 2013 represents the move to our new headquarters in 2013. The decrease in 2012 represents consolidation of INVENT office space after one of our portfolio companies, Sanguine Biosciences, Inc. moved into a new laboratory and out from our Bay Street offices.

Office supplies increased $12,318 in 2013 from 2012 due to continued maturation of our portfolio companies and the move into new office space. After a $17,776 increase in 2011 to facilitate the growth of our portfolio, office supplies and expenses declined $9,308 in 2012 compared to 2011.  As our portfolio companies mature and grow their management teams, we may require additional office supplies to support this growth.

Other general and administrative expense has grown each year since 2010. The increase in 2013 is primarily due to increased amortization expense from the acquisition of the GGAA assets in 2012, and an increase in marketing expenses, partially offset by declines in our transfer and registered agent fees.

NET REALIZED AND UNREALIZED GAIN (LOSS)

Net realized and unrealized gain (loss) for the years ended December 31, 2012, 2011 and 2010 is as follows:

Net realized and unrealized gains (losses):	2013	2012	2011
Net realized loss on investments, net of income taxes of none	-	-	(393)

Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none	(777,387)	(1,351,847)	2,783,297
Net realized and unrealized gains (losses)	(777,387)	(1,351,847)	2,782,904

Realized and unrealized gains and losses are a function of the value of investments, either at the end of the year if still held, or when sold.  The $777,387 of unrealized depreciation in 2013 is due to a reduction in our carrying value of Clowd, Inc. (“Clowd”), along with an increase in our cost basis of our portfolio companies which has the effect of reducing our fair market value adjustment, as discussed in more detail below.

In the quarter ended December 31, 2013, the Company recorded a $743,188 reduction in the carrying value of Clowd. This write down was the result of a merger between Clowd and Bar.PM whereby the surviving entity was valued at $1,486,375 in which the Company owned a 50% equity interest.

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

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SCHEDULES OF FINANCIAL RATIOS

INVENT VENTURES, INC.

(FORMERLY KNOWN AS LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.)

FINANCIAL STATEMENTS

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

STATEMENTS OF NET ASSETS (LIABILITIES)

F-3

STATEMENTS OF OPERATIONS

F-4

STATEMENTS OF CASH FLOWS

F-5

STATEMENTS OF CHANGES IN NET ASSETS (LIABILITIES)

F-6

SCHEDULES OF INVESTMENTS

F-7

NOTES TO FINANCIAL STATEMENTS

F-8 – F-19

SCHEDULES OF FINANCIAL RATIOS

F-17

Report of Independent Registered Public Accounting Firm

Board of Directors

Invent Ventures, Inc.

Las Vegas, Nevada

We have audited the accompanying Statements of Net Assets of Invent Ventures, Inc. (the “Company”) as of December 31, 2013 and 2012, including the schedule of investments, the related statements of operations, cash flows, changes in net assets and financial highlights for each of the years in the three year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invent Ventures, Inc. as of December 31, 2013 and 2012, and the results of its operations, its cash flows and changes in Net Assets and its financial highlights for the above referenced period in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.

Paritz & Company, P.A.

Hackensack, New Jersey

April 14, 2014

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Net Assets (Liabilities)
As of December 31, 2013 and 2012
	2013	2012

ASSETS
Investments in portfolio companies:
Controlled (cost $506,387 at December 31, 2013 and $452,467 at December 31, 2012)	$9,629,626	$10,353,093
Total investments	9,629,626	10,353,093
Cash	44,240	112,449
Prepaid expenses and deposits	163,802	111,850
Due from portfolio companies	10,750	-
Office furniture and equipment, net	6,491	9,715
Purchased Software, net	262,500	332,500
TOTAL ASSETS	10,117,409	10,919,607

LIABILITIES
Accounts payable, trade	71,817	55,502
Amounts due to related parties	4,965	87,923
Advances from non-affiliates	41,200	100,000
Line of credit	16,872	-
Notes payable, net of unamortized discount	149,979	1,983
Derivative instruments	107,664	-
Accrued executive payroll expenses	1,098,102	551,453
TOTAL LIABILITIES	1,490,599	796,861
NET ASSETS	$8,626,810	$10,122,746

Commitments and contingencies (Note 9)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares;
36,928,197 shares issued and outstanding at
December 31, 2013 and 2012	36,928	36,928
Additional paid in capital	4,553,223	4,313,223
Stock subscription receivable	(13,300)	(13,300)
Accumulated deficit:
Accumulated net operating loss	(4,725,055)	(3,766,506)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	9,119,259	9,896,646
NET ASSETS	$8,626,810	$10,122,746
NET ASSET VALUE PER SHARE	$0.23	$0.27

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Operations
Three Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Investment Income:
From controlled investments:
Management fees	$136,075	$105,000	$88,500
Interest	8,069	987	-
Total revenues	144,144	105,987	88,500
Expenses:
Officer and employee compensation	546,480	546,480	38,005
Professional fees	263,621	292,987	50,410
Director fees	-	1,000	3,000
Rent	18,423	29,483	53,117
Office supplies and expenses	22,125	9,807	19,115
Other general and administrative expense	187,239	86,271	49,450
Interest expense	167,694	193	-
Total expenses	1,205,582	966,221	213,097
Other income	-	2,600	-
Change in fair market value of derivative liability	102,888	-	-
Loss before income taxes	(958,550)	(857,634)	(124,597)
Income tax expense (benefit)	-	-	-
Continuing operations income tax adjustment (See Note 7)	-	-	(27,000)
Net loss from operations	(958,550)	(857,634)	(151,597)

Net realized and unrealized gains (losses):
Net realized loss on investments, net of income taxes of none
Non-controlled / Non-Affiliate	-	-	(393)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(777,387)	(1,351,847)	2,783,297
Net realized and unrealized gains (losses)	(777,387)	(1,351,847)	2,782,904

Unrealized appreciation income tax adjustment (See Note 7)	-	-	2,612,000
Net increase (decrease) in net assets (liabilities) from operations	$(1,735,936)	$(2,209,481)	$5,243,307

Net increase (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$(0.05)	$(0.06)	$0.15
Weighted average common shares outstanding,
basic and diluted	36,928,197	36,086,824	35,030,905

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Cash Flows
Three Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net increase (decrease) in net assets (liabilities) from operations	$(1,735,936)	$(2,209,481)	$5,243,307
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation (appreciation)
of investments	777,386	1,351,847	(2,783,297)
Net realized loss on investments	-	-	393
Amortization of debt discount	125,367	-	-
Non-cash interest expense	33,278	-	-
Change in fair market value of derivative liability	(102,888)	-	-
Deferred income tax adjustment	-	-	(2,585,000)
Advances to portfolio companies	(57,899)	(45,443)	(231,045)
Non-cash consulting expenses	190,357	151,977	-
Depreciation and amortization	73,224	20,644	3,036
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(2,309)	(5,227)	(4,000)
Due from portfolio companies	(10,750)	-	-
Increase in accounts payable	16,315	50,057	3,416
Increase in accrued liabilities	546,649	551,453	-
(Decrease) in amounts due to related parties	(82,959)	(33,067)	(15,872)
Increase in advances from non-affiliates	(58,800)	100,000	-
Net cash used by operating activities	(288,965)	(65,257)	(369,062)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(3,056)	-
Net cash used in investing activities	-	(3,056)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	167,500	327,500
Collection of stock subscriptions	-	1,800	52,650
Borrowings on line of credit	16,872	-	-
Issuance of notes payable	203,882	1,983	-
Net cash provided by financing activities	220,754	169,300	380,150

Net increase (decrease) in cash and cash equivalents	(68,210)	100,987	11,088
Cash, beginning of period	112,449	11,462	374
Cash, end of period	$44,239	$112,449	$11,462

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued in exchange for:
Asset purchase	-	350,000	-
Capital Contributed for consulting services (Note 6)	240,000	250,000	-

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Condensed Statements of Changes in Net Assets (Liabilities)
Three Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Changes in net assets (liabilities) from operations:
Net loss from operations	$(958,549)	$(857,634)	$(151,597)
Net realized loss on sale of investments	-	-	(393)
Change in net unrealized appreciation (depreciation) of investments, net
	(777,387)	(1,351,847)	2,783,297
Unrealized appreciation income tax adjustment (1)	-	-	2,612,000

Net increase (decrease) in net assets (liabilities) from operations	(1,735,936)	(2,209,481)	5,243,307

Capital stock transactions:
Common stock issued:
Cash	-	167,500	327,500
Amount due shareholder	-	-	175,000
Asset purchase	-	350,000	-
Stock subscriptions collected	-	1,800	52,650
Rescission of investment acquisition	-	-	(65,000)
Related party share transfers for non-cash consulting expenses	240,000	250,000	-
Net increase in net assets from stock transactions	240,000	769,300	490,150

Net increase (decrease) in net assets (liabilities)	(1,495,936)	(1,440,181)	5,733,457
Net assets (liabilities), beginning of period	10,122,746	11,562,927	5,829,470
Net assets, end of period	$8,626,810	$10,122,746	$11,562,927

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

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Schedule of Investments
December 31, 2013
		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$94,261	$1,277,958
Stockr, Inc.	Jul-10	63%	5,666,667	-	72,695	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	-	71,734	3,000,000
Clowd, Inc.	Sep-10	50%	22,407,651	-	97,042	743,187
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	113,393	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	57,262	57,262
					506,387	9,629,626

		Total investments			$506,387	9,629,626
		Cash and other assets, less liabilities				(1,002,816)
		Net asset value at December 31, 2013				$8,626,810

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

NOTE 2:

GOING CONCERN

At December 31, 2013 and 2012, respectively, the Company had current assets of $218,792 and $224,299; current liabilities of $350,718 and $245,408; a working capital deficit of $131,926 and $29,709.  The Company incurred a net loss from operations of $861,074 during the year ended December 31, 2013.  The Company’s only sources of cash flow have been from investments in the Company’s common stock, borrowing on the company’s line of credit, issuances of convertible notes, management fees, and loans from its CEO.

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

At December 31, 2013, 2012, and 2011 there are no options outstanding. As of December 31, 2010 and 2009 there were options outstanding for 434 shares from the 1997 Plan, which expired in 2011.

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

NOTE 4:

INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at December 31, 2013 and 2012, the valuation of which are primarily based on Level 3 inputs:

	2013	2012

Cost	$506,387	$452,467
Unrealized appreciation (depreciation)	9,123,238	9,900,626
Fair market value	$9,629,626	$10,353,093

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Assets:
Portfolio company securities	$9,629,626	$ -		$9,629,626

December 31, 2012
Assets:
Portfolio company securities	$10,353,093	$ -		$10,353,093

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

Our Portfolio of Investments

The following table is the schedule of our controlled investments as of December 31, 2012.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	48%	1,277,980
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	99%	3,000,000
Clowd, Inc.	Web-based tech	Location-based Communication	50%	743,187
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	57,262

				$9,629,626

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

4)

Clowd, Inc. – clowd.com (stealth)

Clowd, Inc. (“Clowd”) is a real-time mobile communication system that connects people based on proximity and mutual interest.

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

NOTE 5:

COMPOSITION OF NET ASSETS (LIABILITIES) - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.  Each share has one voting right.  There are 36,928,197 common shares issued and outstanding at December 31, 2013 and 2012, respectively.

Effective September 19, 2012, pursuant to shareholder consent, the Company completed at 3 for 1 forward stock split. All share transactions disclosed in the financial statements have been restated to give effect to these changes.

During the year ended December 31, 2013, the Company did not sell any shares of its common stock.

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

In addition, we currently maintain operations offices in Santa Monica, California under month-to-month leases. Rent expense totaled $18,423 and $29,483 in the years ended December 31, 2013, 2012 and 2011, respectively.

The Company maintains offices on a month-to-month basis for its portfolio companies at 137 Bay Street, Santa Monica, California. These costs are classified as advances to portfolio companies.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Financial Highlights
Five Years Ended December 31, 2013, 2012, 2011, 2010, and 2009

	2013	2012	2011	2010 (Restated)	2009
PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.27	$0.33	$0.16	$(0.05)	$(0.02)
Net decrease from operations	(0.03)	(0.02)	(0.00)	(0.01)	(0.09)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments	(0.03)	(0.04)	0.08	0.63	(0.00)
Net increase from changes in deferred liabilities (1)	-	-	0.07	-	-
Net increase from stock transactions (2)	0.01	-	0.02	(0.41)	0.06
Share transfers for non-cash consulting expenses (2)	0.01	0.00	-	-	-
Net asset (liability) value, end of period	$0.23	$0.27	$0.33	$0.16	$(0.05)

Per share market value:
Beginning of period	$0.55	$0.75	$0.83	$1.67	$7.33
End of period	$0.16	$0.55	$0.75	$0.83	$1.67

Investment return, based on change in market price from beginning to end of period	(70.9%)	(26.7%)	(10.0%)	(50.0%)	(77.3%)

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$8,626,810	$10,122,746	$11,562,927	$5,829,470	$(177,115)
Average net assets (liabilities)	9,374,778	10,842,837	10,840,147	2,074,559	(117,244)
Ratio of expenses to average net assets (liabilities)	12.9%	8.9%	8.9%	7.0%	(306.9%)
Ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)	(18.5%)	(20.4%)	4834.0%	278.6%	295.1%
Shares outstanding at end of period	36,928,197	36,928,197	35,030,905	9,342,339	76,677
Weighted average shares outstanding during period	36,928,197	36,086,824	35,375,697	35,668,089	77,109

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

On March 31, 2014, the Company and the seller of the GGAA Assets agreed to reverse the transaction, whereby the Company’s shares issued by the Company were returned to the Company which are in the process of being cancelled, and the GGAA Assets were returned to the seller.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 were effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.  Management concluded that the Company’s internal control policies were effective.

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

None.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2013. There are no family relationships between the officers and directors.  A summary of the background and experience of each of these individuals immediately follows the table.

NAME	AGE	POSITION	OFFICER OR DIRECTOR SINCE
Bryce Knight	30	Chairman and Chief Executive Officer	2005
James Jago	30	Chief Financial Officer	2010
Timothy Symington	31	Chief Investment Officer	2010
Aaron Moore	37	Chief Operating Officer	2010
Bryan Engler	30	Independent Director	2012
Demetrios Mallios	43	Independent Director	2013

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

Demetrios Mallios. Demetrios Mallios is currently the founder and manager of Aeon LLC. Mr. Mallios has had a diverse career over the past 20 years as a fund manager, investment banker, corporate consultant, financial advisor, executive and entrepreneur. Mr. Mallios has led and participated in transactions including PIPEs, IPOs, Reverse Mergers, M&A transactions, and other private and public offerings in the US and abroad. He currently holds FINRA Series 24, Series 7, Series 79, Series 63, and Series 65 licenses.

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

Summary Compensation table

			Stock awards	Directors fee
Name and		Salary	and Bonus	earned or paid
Principal Position	Year	($)	($)	in cash ($)	Total ($)

Bryce Knight, CEO since	2013	$ 120,000	$ -	$ -	$ 120,000
September 19, 2006 and CFO	2012	$ 120,000	$ -	$ -	$ 120,000
until October 1, 2010	2011	$ 15,000	$ -	$ -	$ 15,000
	2010	$ 60,000	$ -	$ -	$ 60,000

James Jago, CFO since	2013	$ 120,000	$ -	$ -	$ 120,000
October 1, 2010	2012	$ 120,000	$ -	$ -	$ 120,000
	2011	$ -	$ -	$ -	$ -
	2010	$ -	$ -	$ -	$ -

Timothy Symington	2013	$ 120,000	$ -	$ -	$ 120,000
Chief Operating officer from October 1, 2010	2012	$ 120,000	$ -	$ -	$ 120,000
to February 12, 2011, and Chief Investment	2011	$ -	$ -	$ -	$ -
Officer thereafter	2010	$ -	$ -	$ -	$ -

Aaron Moore	2013	$ 120,000	$ -	$ -	$ 120,000
Chief Compliance officer from October 1, 2010	2012	$ 120,000	$ -	$ -	$ 120,000
to February 12, 2011, and Chief Operating	2011	$ -	$ -	$ -	$ -
Officer / Chief Compliance Officer thereafter	2010	$ -	$ -	$ -	$ -

Brendon Crawford	2013	$ -	$ -	$ -	$ -
Chief Technology Officer from	2012	$ -	$ -	$ -	$ -
10/1/2010 to February 12, 2011	2011	$ 10,000	$ -	$ -	$ 10,000
	2010	$ -	$ -	$ -	$ -

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

e)  Compensation of directors

Directors are generally compensated $1,000 for each meeting attended during the year. The Company did not incur any Directors fees in the fiscal year ended December 31, 2013.

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

g)  Report on repricing of options/SARs

The Company had no options or SARs outstanding during 2013, 2012 or 2011 which were repriced.

h)  Compensation committee

The outside directors make up the compensation committee.  The compensation committee does not currently have a charter, but plans to add one during 2013.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2013, certain information concerning the beneficial ownership of each class of our voting stock held by:

-

each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

-

each of our directors;

-

each of our executive officers; and

-

all of our executive officers and directors as a group.

There were 36,928,197 shares of our common stock issued and outstanding at December 31, 2013.

NAME AND ADDRESS (1)

COMMON (2)

% COMMON

Timothy Symington

9,750,000

26.4%

Knight, Inc.

8,579,675

23.2%

James Jago

3,600,000

9.7%

Aaron Moore

3,600,000

  9.7%

Bryan Engler

-

-

Officers and Directors

    as a group (five persons)

25,529,675

69.1%

(1)

The address of all parties listed is C/O INVENT Ventures, Inc., 1930 Ocean Avenue in Santa Monica, CA 90405.

(2)

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Shares are as of December 31, 2013.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services rendered by our current principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $17,291 and $15,930 during the years ended December 31, 2013 and 2012, respectively.  Billings in 2013 included the 2012 audit and billings in 2012 included the 2011 audit.  The 2013 audit will be billed in 2014.

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

The following documents are filed as a part of this report:

1.  Financial Statements – The following financial statements of INVENT Ventures, Inc. are contained in Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firms

•

Statements of Net Assets (Liabilities) at December 31, 2013 and 2012

•

Statements of Operations – For the fiscal years ended December 31, 2013, 2012 and 2011

•

Statements of Cash Flows – For the fiscal years ended December 31, 2013, 2012 and 2011

•

Statements of Changes in Net Assets (Liabilities) – For the fiscal years ended December 31, 2013, 2012 and 2011

•

Schedules of Investments December 31, 2013 and 2012

•

Notes to the Financial Statements

•

Financial Highlights - For the fiscal years ended December 31, 2013, 2012, 2011, 2010, and 2009

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

DATE:    April 15, 2014

INVENT VENTURES, INC.

/s/ Bryce Knight

Bryce Knight

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE

SIGNATURE/TITLE

April 15, 2014

/s/ Bryce Knight

Bryce Knight

Chief Executive Officer

and Chairman

April 15, 2014

/s/ James Jago

James Jago

Chief Financial Officer

April 15, 2014

/s/ Bryan Engler

Bryan Engler

Director

April 15, 2014

/s/ Demetrios Mallios

Demetrios Mallios

Director