Form 10-K/A
period 2013-12-31
INVENT Ventures, Inc.
filed 2014-04-22
CIK 912844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

Commission file number 814-00720

INVENT VENTURES, INC.

(FORMERLY KNOWN AS LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.)

(Exact name of Registrant as specified in its charter)

NEVADA	20-5655532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D #146, Las Vegas, NV  89103

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

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

EXPLANATORY NOTE

This Form 10-K/A amends the Registrant’s annual report on form 10-K for the annual period ended December 31, 2013, as filed with the Securities and Exchange Commission on April 15, 2014 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to make the following changes:

•

Attach XBRL exhibits for the annual period ended December 31, 2013 on Exhibit 101

•

Remove 2010 and adjust related party transactions in Note 6 and Item 13

•

Update management and advisor biographies in Item 10 and provide additional committee detail in Item 11

•

Adjust the 2013 current liability and working capital deficit in Note 2 and Item 7

This restatement is to include the XBRL exhibits to the Company’s Form 10-K for the annual period ended December 31, 2013 filed on April 15, 2014, and to amend certain sections on this form 10-K/A. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

PART I

ITEM 1:

BUSINESS

Overview

INVENT Ventures, Inc. (the “Company”, “we”, “our”, or “INVENT”), formerly known as Los Angeles Syndicate of Technology, Inc., is a technology venture fund that creates, builds, and invests in web and mobile technology companies. We develop businesses in the consumer Internet, mobile and biotechnology markets, and own six companies at different stages of development.

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

Our mission is to foster technology innovation by partnering with the most talented entrepreneurs in Los Angeles and southern California and providing them with the capital and tools to bring new ideas to market.

INVENT operates as an internally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2010, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2011, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 7).

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

•

Increasing focus on web- and mobile-based technology companies by the capital market. The explosive growth of social media companies has attracted significant capital from investors. As builders of technology businesses, we benefit from this heightened desire for social media investments through greater subsequent financing and sale opportunities for our portfolio companies.

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

On July 20, 2010, the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a Name Change to Bay Street Capital, Inc. and authorized the Company to enact a 1 for 50 reverse stock split of the Company’s outstanding Common Stock.  Both corporate actions were effective with FINRA on August 31, 2010.

On September 24, 2010 the Company’s Board of Directors unanimously approved and a majority of shareholders consented to a Name Change to Los Angeles Syndicate of Technology, Inc. (“LAST”).  The name change was effective with FINRA on October 14, 2010.

On February 9, 2011, the Company’s Board of Directors was notified by Management that Vineet Jindal and Brendon Crawford, previously the Chief Investment Officer and Chief Technology Officer of the Company, resigned from LAST to assume the Chief Executive Officer and lead engineer positions, respectively, at Stockr, a majority owned portfolio company of INVENT.

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, the Company repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of the Company, who repurchased these shares at Mr. Jindal’s original cost value.

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

•

The implementation of a forward stock split of our common stock issued and outstanding where every one (1) share of our common stock owned by a stockholder automatically changed into and became three (3) new shares of our common stock (the “Forward Stock Split”). The Forward Stock Split became effective on September 19, 2012.

Following the Forward Stock Split, there were 36,800,697 shares outstanding as of September 30, 2012.

The Company currently operates as an internally managed closed-end non-diversified Business Development Company and is traded under the symbol “IDEA”.

Pursuant to Regulation S-X, Rule 6, the Company operates on a non-consolidated basis.  Operations of portfolio companies are reported at the portfolio company level and only the appreciation or impairment of these investments is included in the Company’s financial statements.  Pursuant to FASB Topic 250, the Company had a change in accounting principle when it re-elected to BDC status on April 12, 2010.  Topic 250 requires retroactive restatement of the company’s financial statements to conform to the current presentation for all periods presented.

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

EMPLOYEES

On December 31, 2013 and 2012, we had 5 and 4 full-time employees, respectively.

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

We and our portfolio companies are in early stages of development, and are among many that have entered the emerging web- and mobile-based technology market. Specific risks to our business include our:

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

Our business model is largely unproven and may not generate the returns we anticipate

Our approach to venture capital investing is based on a new, untested business model involving sourcing, cultivating and operating businesses in an evolving web- and mobile-based technology market. While competitors pursuing a similar strategy exist, insufficient time has elapsed to judge whether their portfolio companies will ultimately be successful. As an increasing number of incubators compete for the same ideas and innovative companies, the cost of acquiring ownership of such companies may increase, driving potential returns down.  In addition, due to the inherent long-term nature of venture capital investments, we may forego short-term gains that we could otherwise realize by selling interests in our portfolio companies.

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

The Company's expenses are higher than our current cash flow, which will require the Company to issue equity to raise capital. This could result in substantial dilution to our shareholders’ equity or hinder our ability to continue in operations should additional capital not be raised

In 2013, the Company had $144,144 in revenues. Consequently, the Company will have to sell shares of the Company's common stock or issue promissory notes to raise the cash necessary to pay ongoing expenses. Moreover, there is no assurance the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could further deplete its cash resources.

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

Limited regulatory oversight may require potential investors to fend for themselves

The Company has elected to be treated as a BDC under the 1940 Act, which makes the Company exempt from some provisions of that statute. The Company is not registered as a broker-dealer or investment advisor because the nature of its proposed activities does not require it to do so; moreover it is not registered as a commodity pool operator under the Commodity Exchange Act, based on its intention not to trade commodities or financial futures. However, the Company is a reporting company under the Securities Exchange Act of 1934. As a result of this limited regulatory oversight, the Company is not subject to certain operating limitations, capital requirements, or reporting obligations that might otherwise apply and investors may be left to fend for themselves.

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

The following table sets forth the range of high and low closing sales prices for our Common Stock for the periods indicated and has been adjusted for the 3 for 1 forward stock split which was effective September 19, 2012:

	High	Low
Fiscal Year Ending December 31, 2013

First Quarter	$0.80	$0.25
Second Quarter	$0.26	$0.15
Third Quarter	$0.27	$0.15
Fourth Quarter	$0.22	$0.13

	High	Low
Fiscal Year Ending December 31, 2012

First Quarter	$0.83	$0.58
Second Quarter	$0.83	$0.50
Third Quarter	$0.67	$0.37
Fourth Quarter	$3.00	$0.50

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

On November 25, 2008, the board of directors adopted the Small Cap Strategies, Inc. 2008 Stock Option Plan which designated 9,000 shares of the Company’s common stock to be available for issuance to officers, directors, employees and consultants.  In January 2009, 8,741 shares were issued to consultants pursuant to consulting agreements, leaving a balance of 259 shares available.  No options are outstanding as of December 31, 2013.

The following table summarizes certain information as of December 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders 1997 Plan	-	N/A	-
Equity compensation plans not approved by security holders	-	-	-

Total	-	N/A	-

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

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Composite Index for the period December 28, 2008 through December 31, 2013. The graph assumes that, on December 26, 2008, a person invested $100 in each of our common stock (“IDEA” in the graph), the S&P 500 Index (“S&P 500”), and the NASDAQ Composite Index (“NASDAQ Composite”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the five fiscal years ended December 31, 2013, 2012, 2011, 2010, and 2009  and is derived from our audited financial statements.  The data set forth below should be read in conjunction with "Item 8: Financial Statements" and related Notes to Financial Statements appearing elsewhere herein and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

	2013	2012	2011	2010 (Restated)	2009

Revenues	$144,144	$105,987	$88,500	$45,000	$-
Administrative expenses	1,190,215	966,221	213,097	145,631	359,783
Net (loss) from operations before income taxes	(1,046,070)	(857,634)	(124,597)	(100,631)	(359,783)
Net (loss) from operations	(1,046,070)	(857,634)	(151,597)	(73,631)	(343,896)
Net realized and unrealized gains (losses)	(777,387)	(1,351,847)	2,782,904	5,852,766	(2,045)
Net increase (decrease) in net assets from operations	$(1,638,461)	$(2,209,481)	$5,243,307	$5,779,135	$(345,941)
Net earnings (loss) per share basic and diluted	(0.04)	(0.06)	0.15	0.62	(0.09)
Dividends declared per common share	-	-	-	-	-

Balance sheet data:
Investments at fair value	$9,629,626	$10,353,093	$11,659,497	$8,710,548	$723
Cash	44,240	112,449	11,462	374	15,808
Total assets	9,854,908	10,919,607	11,689,362	8,728,361	22,782
Long-term debt and other long-term obligations	-	-	-	-	-
Total liabilities	1,480,624	796,861	126,435	2,898,891	199,897
Net assets (liabilities)	8,374,285	10,122,746	11,562,927	5,829,470	(177,115)
Common stock outstanding at year end	36,928,197	36,928,197	35,375,697	35,668,089	77,109

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

LIQUIDITY AND CAPITAL RESOURCES AND CAPITAL EXPENDITURES

On December 31, 2013 and 2012, respectively, the Company had current assets of $218,792 and $215,699; current liabilities of $392,497 and $245,408; a working capital deficit of $173,705 and $29,709.  The Company incurred a net loss from operations of $958,549 during the year ended December 31, 2013.  The Company’s only sources of cash flow have been from investments in the Company’s common stock, borrowing on the company’s line of credit, issuances of convertible notes, management fees, and loans from its CEO.

The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

REVENUES

During the years ended December 31, 2013, 2012 and 2011, we had revenues as follows.

	2013	2012	2011
Investment Income:
From controlled investments:
Management fees	$136,075	$105,000	$88,500
Interest	8,069	987	-
Dividends	-	-	-
Total revenues	$144,144	$105,987	$88,500

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

Expenses:	2013	2012	2011
Officer and employee compensation	$546,480	$546,480	$38,005
Professional fees	263,621	292,987	50,410
Director fees	-	1,000	3,000
Rent	18,423	29,483	53,117
Office supplies and expenses	22,125	9,807	19,115
Other general and administrative expense	187,239	86,271	49,450
Interest expense	152,327	193	-
Total expenses	$1,190,215	$966,221	$213,097

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

Rent expense decreased $11,060 in 2013 compared to 2012, after a decline of $23,634 in 2012. The decrease in 2013 represents the move to our new headquarters in 2013. The decrease in 2012 represents consolidation of INVENT office space after one of our portfolio companies, Sanguine Biosciences, Inc. moved into a new laboratory and out of our Bay Street offices.

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

NET REALIZED AND UNREALIZED GAIN (LOSS)

Net realized and unrealized gain (loss) for the years ended December 31, 2013, 2012 and 2011 is as follows:

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

INVENT VENTURES, INC.

(FORMERLY KNOWN AS LOS ANGELES SYNDICATE OF TECHNOLOGY, INC.)

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors

Invent Ventures, Inc.

Las Vegas, Nevada

We have audited the accompanying Statements of Net Assets of Invent Ventures, Inc. (the “Company”) as of December 31, 2013 and 2012, including the schedule of investments, the related statements of operations, cash flows, changes in net assets and financial highlights for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

December 31, 2012

		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$92,343	$1,277,980
Stockr, Inc.	Jul-10	63%	5,666,667	-	67,671	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	-	56,185	3,000,000
Clowd, Inc.	Sep-10	99%	6,000,000	-	93,508	1,486,375
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	105,241	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	37,519	37,519
					452,467	10,353,093

		Total investments			$452,467	10,353,093
		Cash and other assets, less liabilities				(230,347)
		Net asset value at December 31, 2013				$10,122,746

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

On February 9, 2011, the Company’s Board of Directors was notified by Management that Vineet Jindal and Brendon Crawford, previously the Chief Investment Officer and Chief Technology Officer of INVENT, resigned from INVENT to assume the Chief Executive Officer and lead engineer positions, respectively, at Stockr, a majority owned portfolio company of INVENT

On February 12, 2011 the Company’s Board of Directors were notified by Management that the Company would exercise its repurchase option to purchase 2,700,000 shares of Company Common Stock pursuant to its Share Purchase Agreement and Employment Agreement with Mr. Jindal.  Per the terms of the agreement, INVENT repurchased 600,000 shares at Mr. Jindal’s cost value and then cancelled those shares.  The Company transferred its right to repurchase the remaining 2,100,000 to employees of INVENT, who repurchased these shares at Mr. Jindal’s original cost value.

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

NOTE 2:

GOING CONCERN

At December 31, 2013 and 2012, respectively, the Company had current assets of $218,792 and $224,299; current liabilities of $392,497 and $245,408; a working capital deficit of $173,705 and $29,709.  The Company incurred a net loss from operations of $861,074 during the year ended December 31, 2013.  The Company’s only sources of cash flow have been from investments in the Company’s common stock, borrowing on the company’s line of credit, issuances of convertible notes management fees, and loans from its CEO.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2013 and 2012.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
	Recorded value	Quoted prices in active markets of identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets:
Portfolio company securities	$9,629,626	$-	$	$9,629,626

December 31, 2012
Assets:
Portfolio company securities	$10,353,093	$-	$	$10,353,093

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

At December 31, 2013, 100% of our investments in portfolio companies represented investments recorded at fair value, as determined by our BOD. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table is the schedule of our controlled investments as of December 31, 2013.

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

Effective September 19, 2012, pursuant to shareholder consent, the Company completed a 3 for 1 forward stock split. All share transactions disclosed in the financial statements have been restated to give effect to these changes.

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

At December 31, 2013 and December 31, 2012, the Company owed its CEO $4,965 and $87,923, respectively, for loans, accrued compensation and expense reimbursements, which is included in amounts due to related parties.

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

On July 19, 2013, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transferred 1,000,000 shares of Invent common stock, respectively, to multiple consultants for investor relations and advisory services to be rendered for the Company.  Knight Inc. transferred stock to four (4) consultants in the amounts of 400,000 shares, 400,000 shares, 100,000 shares and 100,000 shares, respectively. These shares were valued at $0.24 per share representing the stock market closing price on May 22, 2013, the day in which the four agreements were originally entered into.  The cost is being amortized over the estimated life of the consulting agreements, determined to be one (1) year for the two (2) consultants that received a total of 800,000 shares from Knight Inc. and two (2) years for the two (2) consultants that received a total of 200,000 shares from Knight Inc.

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

In addition, we currently maintain operations offices in Santa Monica, California under month-to-month leases. Rent expense totaled $18,423, $29,483 and $53,117 in the years ended December 31, 2013, 2012 and 2011, respectively.

The Company maintains offices on a month-to-month basis for its portfolio companies at 137 Bay Street, Santa Monica, California. These costs are classified as advances to portfolio companies.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Financial Highlights

Five Years Ended December 31, 2013, 2012, 2011, 2010, and 2009

	2013 ($)	2012 ($)	2011 ($)	2010 (Restated) ($)	2009 ($)
PER SHARE INFORMATION
Net asset (liability) value, beginning of period	0.27	0.33	0.16	(0.05)	(0.02)
Net decrease from operations	(0.03)	(0.02)	(0.00)	(0.01)	(0.09)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments	(0.03)	(0.04)	0.08	0.63	(0.00)
Net increase from changes in deferred liabilities (1)	-	-	0.07	-	-
Net increase from stock transactions (2)	0.01	-	0.02	(0.41)	0.06
Share transfers for non-cash consulting expenses (2)	0.01	0.00	-	-	-
Net asset (liability) value, end of period	0.23	0.27	0.33	0.16	(0.05)

Per share market value:
Beginning of period	0.55	0.75	0.83	1.67	7.33
End of period	0.16	0.55	0.75	0.83	1.67

Investment return, based on change in market price from beginning to end of period	(70.9%)	(26.7%)	(10.0%)	(50.0%)	(77.3%)

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	8,626,810	10,122,746	11,562,927	5,829,470	(177,115)
Average net assets (liabilities)	9,374,778	10,842,837	10,840,147	2,074,559	(117,244)
Ratio of expenses to average net assets (liabilities)	12.9%	8.9%	8.9%	7.0%	(306.9%)
Ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)	(18.5%)	(20.4%)	4834.0%	278.6%	295.1%
Shares outstanding at end of period	36,928,197	36,928,197	35,030,905	9,342,339	76,677
Weighted average shares outstanding during period	36,928,197	36,086,824	35,375,697	35,668,089	77,109

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

NOTE 10:

AMENDMENT TO CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-K/A amends the Registrant’s annual report on form 10-K for the annual period ended December 31, 2013, as filed with the Securities and Exchange Commission on April 15, 2014.

The Amendment includes the XBRL exhibits for the annual period ended December 31, 2013, which are attached in Exhibit 101. The Amendment also removes related party transaction detail for annual periods prior to the fiscal year ended December 31, 2011, as found in Note 6 and Item 13, provides additional biographical information in Item 10 and board committee detail in Item 11, and adjusts the working capital calculation in Items Note 2 and Item 7.

References to the annual period ended December 31, 2010 refer to the Form 10-K/A filed by the Company with the Securities and Exchange Commission on August 24, 2011 (the “2010 10-K/A”). The 2010 10-K/A amended the Registrant’s annual report on form 10-K for the annual period ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011 (the “ 2010 Amendment”).

The 2010 Amendment recorded a deferred tax liability related to unrealized gains generated by the Company in the year ended December 31, 2010. See Note 7: Provision for Income Taxes for additional detail. The 2010 Amendment also reclassified the input level upon which we base our fair value measurements from Level 2 inputs to Level 3 inputs. See Note 4: Investments and Valuations for additional detail on the fair value hierarchy. Additionally, the Amendment added a shareholder return performance graph to Part II, Item 5 of the 2010 10-K/A.

NOTE 11:

SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through April 15, 2014, the date that these financial statements were issued.  There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements other than the following.

On March 21, 2014, the Company and the seller of the GGAA Assets agreed to reverse the transaction, whereby the Company’s shares issued by the Company were returned to the Company which are in the process of being cancelled, and the GGAA Assets were returned to the seller.

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

Bryce Knight. Bryce serves as INVENT’s Chairman and Chief Executive Officer, and serves on the investment council. Bryce founded INVENT in 2010 to create one of the only publicly-traded investment companies in the United States focused exclusively on building technology startups. Bryce tailored the team and built the infrastructure to execute on this model, and has guided the portfolio through its early growth.

Bryce serves on the Board of Directors for several technology companies that were incubated at INVENT including Stockr, Revenue.com, Sanguine BioSciences, LottoPals and Stocktown Productions.

Prior to running INVENT, Bryce founded Knight Inc., a boutique venture capital and corporate strategy firm that provides early-stage capital and business development services to private and small-cap public companies.

Bryce has served as an officer or senior advisor to several privately held and publicly traded companies, specializing in investment management, corporate structure, business development, and SEC compliance.

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

Aaron Moore. Aaron serves as the Company’s Chief Operating Officer and Chief Compliance Officer. Aaron oversees INVENT’s operations and works closely with our portfolio companies to develop financing strategies and operating plans.  Aaron structures use of proceeds, develops organization charts, assembles management teams and advisory boards, creates growth strategy and conversion metrics, develops a sales and business development strategy, and oversees PR and publicity.

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

Bryan Engler, CFA. Mr. Engler serves as an Independent Director on the Company’s Board of Directors.  Mr. Engler brings eight years of capital markets experience focused on public company valuation, trading and capital structure consulting. Mr. Engler's core priorities include protecting INVENT’s corporate governance system, ensuring that management compensation is aligned to create shareholder wealth and reviewing capital allocation decisions.

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

Demetrios Mallios. Mr. Mallios serves as an Independent Director on the Company’s Board of Directors.  Mr. Mallios  is currently the founder and manager of Aeon LLC. Mr. Mallios has had a diverse career over the past 20 years as a fund manager, investment banker, corporate consultant, financial advisor, executive and entrepreneur. Mr. Mallios has led and participated in transactions including PIPEs, IPOs, Reverse Mergers, M&A transactions, and other private and public offerings in the US and abroad. He currently holds FINRA Series 24, Series 7, Series 79, Series 63, and Series 65 licenses.

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

The Audit Committee is comprised of one member, Bryan Engler, who is an independent director of the Company.  The Company has determined that Bryan Engler qualifies as the Audit Committee Financial Expert.   The Company intends to add Demetrios Mallios, who serves as INVENT’s other independent director, to the Audit Committee during the 2nd Quarter of 2014.

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

NOMINATING COMMITTEE

The Nominating Committee is comprised of one member, Bryan Engler, who is an independent director of the Company.  The Company intends to add Demetrios Mallios, who is INVENT’s other independent director, to the Nominating Committee during the 2nd Quarter of 2014.

ITEM 11:

EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation we paid during the last three fiscal years to our Chief Executive Officer, our Chief Financial Officer, our Chief Investment Officer, our Chief Operating Officer, and other individuals who serve or served as executive officers.

Summary Compensation table

			Stock awards	Directors fee
Name and		Salary	and Bonus	earned or paid	Total
Principal Position	Year	($)	($)	in cash ($)	($)

Bryce Knight, CEO since	2013	120,000	-	-	120,000
September 19, 2006 and CFO	2012	120,000	-	-	120,000
until October 1, 2010	2011	15,000	-	-	15,000
	2010	60,000	-	-	60,000

James Jago, CFO since	2013	120,000	-	-	120,000
October 1, 2010	2012	120,000	-	-	120,000
	2011	-	-	-	-
	2010	-	-	-	-

Timothy Symington	2013	120,000	-	-	120,000
Chief Operating officer from October 1, 2010	2012	120,000	-	-	120,000
to February 12, 2011, and Chief Investment	2011	-	-	-	-
Officer thereafter	2010	-	-	-	-

Aaron Moore	2013	120,000	-	-	120,000
Chief Compliance officer from October 1, 2010	2012	120,000	-	-	120,000
to February 12, 2011, and Chief Operating	2011	-	-	-	-
Officer / Chief Compliance Officer thereafter	2010	-	-	-	-
			-	-
Brendon Crawford	2013	-	-	-	-
Chief Technology Officer from	2012	-	-	-	-
October 1, 2010 to February 12, 2011	2011	10,000	-	-	10,000
	2010	-	-	-	-

Required columns for option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

a)

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

h)

Compensation Committee

The Compensation Committee is comprised of one member, Bryan Engler, who is an independent director of the Company.  The Company intends to add Demetrios Mallios, who is INVENT’s other independent director, to the Compensation Committee during the 2nd Quarter of 2014  The compensation committee does not currently have a charter, but plans to add one during 2014.

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

•

each beneficial owner of 5% or more of our voting stock, based on reports filed with the SEC and certain other information;

•

each of our directors;

•

each of our executive officers; and

•

all of our executive officers and directors as a group.

There were 36,928,197 shares of our common stock issued and outstanding at December 31, 2013.

NAME AND ADDRESS (1)	COMMON (2)	% COMMON

Timothy Symington	9,750,000	26.4%

Knight, Inc. (3)	8,579,675	23.2%

James Jago	3,600,000	9.7%

Aaron Moore	3,600,000	9.7%

Bryan Engler	-	-

Officers and Directors as a group (five persons)	25,529,675	69.1%

(1)

The address of all parties listed is C/O INVENT Ventures, Inc., 1930 Ocean Avenue #205 in Santa Monica, CA 90405.

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

(3)

Knight Inc. is wholly-owned by Bryce Knight, the Company’s Chief Executive Officer

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

On May 10, 2010, Knight, Inc., pursuant to an Asset Purchase Agreement, sold $40,000 of receivables due to Knight, Inc. by the Company to an unaffiliated third party for $40,000 in cash and other mutually agreed upon consideration.  This transaction was later cancelled in the 3rd Quarter of 2010.

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

At December 31, 2013 and December 31, 2012, the Company owed its CEO $4,965 and $87,923, respectively, for loans, accrued compensation and expense reimbursements, which is included in amounts due to related parties.

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

On July 19, 2013, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transferred 1,000,000 shares of Invent common stock, respectively, to multiple consultants for investor relations and advisory services to be rendered for the Company.  Knight Inc. transferred stock to four (4) consultants in the amounts of 400,000 shares, 400,000 shares, 100,000 shares and 100,000 shares, respectively. These shares were valued at $0.24 per share representing the stock market closing price on May 22, 2013, the day in which the four agreements were originally entered into.  The cost is being amortized over the estimated life of the consulting agreements, determined to be one (1) year for the two (2) consultants that received a total of 800,000 shares from Knight Inc. and two (2) years for the two (2) consultants that received a total of 200,000 shares from Knight Inc.

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

DATE:    April 22, 2014

INVENT VENTURES, INC.

/s/ Bryce Knight

Bryce Knight

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

DATE

SIGNATURE/TITLE

April 22, 2014

/s/ Bryce Knight

Bryce Knight

Chief Executive Officer

and Chairman

April 22, 2014

/s/ James Jago

James Jago

Chief Financial Officer

April 22, 2014

/s/ Bryan Engler

Bryan Engler

Director

April 22, 2014

/s/ Demetrios Mallios

Demetrios Mallios

Director