Form 10-Q
period 2014-03-31
INVENT Ventures, Inc.
filed 2014-05-13
CIK 912844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2014

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

 Yes       .  No   X .

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of May 12, 2014 is 36,928,197.

INVENT Ventures, Inc.

PART 1:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Net Assets (Liabilities)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in portfolio companies:
Controlled (cost $523,366 at March 31, 2014 and $506,387 at December 31, 2013)	$6,711,792	$9,629,626
Total investments	6,711,792	9,629,626
Cash	25,881	44,240
Amounts due from portfolio companies	250	10,750
Prepaid expenses and deposits	112,463	163,802
Office furniture and equipment, net	5,681	6,491
Purchased Software	-	262,500
TOTAL ASSETS	6,856,067	10,117,409

LIABILITIES
Accounts payable, trade	64,933	71,817
Amounts due to related parties	1,761	4,965
Advances from non-affiliates	66,200	41,200
Line of credit	24,578	16,872
Notes payable, net of unamortized discount	182,019	149,979
Derivative instruments	78,320	107,664
Accrued executive payroll expenses	1,216,367	1,098,102
TOTAL LIABILITIES	1,634,179	1,490,599
NET ASSETS	$5,221,887	$8,626,810

Commitments and contingencies (Note 6)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 36,928,197 shares issued and outstanding at March 31, 2014 and December 31, 2013

	35,877	36,928
Additional paid in capital	4,204,273	4,553,223
Stock subscription receivable	(13,300)	(13,300)
Accumulated deficit:
Accumulated net operating loss	(4,845,165)	(4,725,055)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	6,184,447	9,119,259
NET ASSETS	$5,221,887	$8,626,810
NET ASSET VALUE PER SHARE	$0.14	$0.23

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Operations
(Unaudited)
	Three Months Ended,
	March 31, 2014	March 31, 2013
Investment Income:
From controlled investments:
Management fees	$43,500	$31,500
Interest	2,171	1,696
Total revenues	45,671	33,196
Expenses:
Officer and employee compensation	136,620	136,620
Professional fees	61,052	36,814
Director fees	-	-
Rent	5,088	3,769
Office supplies and expenses	5,729	2,615
Other general and administrative expense	37,753	29,552
Interest expense	23,009	58,870
Total expenses	269,252	268,240
Other income (expense)	87,500	-
Change in fair market value of derivative liability	15,972	79,569
Loss before income taxes	(120,109)	(155,475)
Net loss from operations	(120,109)	(155,475)

Net realized and unrealized (losses):
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(2,934,812)	(10,364)
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized (losses)	(2,934,812)	(10,364)

Net (decrease) increase in net assets (liabilities) from operations	$(3,054,921)	$(165,839)

Net (decrease) increase in net assets (liabilities) from operations per share, basic and diluted	$(0.08)	$(0.00)
Weighted average common shares outstanding:
Basic	36,928,197	36,928,197
Diluted	36,928,197	37,128,197

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net (decrease) in net assets (liabilities) from operations	$(3,054,921)	$(165,839)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation
of investments	2,934,812	10,364
Amortization of debt discount	16,757	27,500
Non-cash interest expense	3,173	29,300
Change in fair market value of derivative liability	(15,972)	(79,569)
Advances to portfolio companies	(16,979)	(14,177)
Other non-cash income	(87,500)	-
Depreciation and amortization	58	18,275
Non-cash consulting expenses	63,091	21,591
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and deposits	(11,752)	3,060
Amounts due from portfolio companies	10,500	-
Decrease in accounts payable	(6,884)	(9,478)
Increase in accrued liabilities	118,265	129,322
Increase (Decrease) in advances from non-affiliates	25,000	(100,000)
Decrease in amounts due to related parties	(3,203)	(25,498)
Net cash used in operating activities	(25,556)	(155,149)
Cash flows from investing activities:
Purchase of furniture and equipment	-	-
Investment in non-affiliated portfolio company	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Collection of stock subscriptions	-	-
Borrowings on line of credit	7,706	-
Increase in notes payable	(510)	99,764
Net cash provided by financing activities	7,196	99,764
Net increase (decrease) in cash and cash equivalents	(18,359)	(55,385)
Cash, beginning of period	44,240	112,449
Cash, end of period	$25,881	$57,064

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued in exchange for:
Asset Purchases	(350,000)	-
Common stock transferred by shareholder in exchange for:
Consulting services (Note 5)	-	250,000

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Condensed Statements of Changes in Net Assets (Liabilities)
(Unaudited)
	Three months ended
	March 31, 2014	March 31, 2013
Changes in net assets (liabilities) from operations:
Net loss from operations	$(120,110)	$(155,475)
Change in net unrealized appreciation (depreciation) of
investments, net	(2,934,812)	(10,364)

Net (decrease) in net assets (liabilities) from operations	(3,054,922)	(165,839)

Capital stock transactions:
Common stock issued:
Cash	-	-
Asset purchases	(350,000)	-
Stock subscriptions collected	-	-
Related party share transfers for non-cash consulting expenses	-	-
Net increase in net assets from stock transactions	(350,000)	-

Net (decrease) in net assets (liabilities)	(3,404,922)	(165,839)
Net assets, beginning of period	8,626,810	10,122,746
Net assets, end of period	$5,221,887	$9,956,907

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Financial Highlights
(Unaudited)
	Three months ended
	March 31, 2014	March 31, 2013
PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.23	$0.27
Net decrease from operations	(0.00)	(0.00)
Net change in realized gains (losses) and unrealized
(depreciation) of investments	(0.08)	(0.00)
Net increase from stock transactions (1)	(0.01)	-
Share transfers for non-cash consulting expenses	-	-
Net asset (liability) value, end of period	$0.14	$0.27

Per share market value:
Beginning of period	$0.16	$0.55
End of period	$0.15	$0.25

Investment return, based on change in market price from beginning to end of period (2)	(6.3%)	(54.5%)

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$5,221,887	$9,956,907
Average net assets (liabilities)	6,924,349	10,039,827
Annualized expenses	1,077,009	1,072,961
Annualized net increase (decrease) in net assets
(liabilities) from operations	(12,219,685)	(663,356)
Annualized ratio of expenses to average net assets (liabilities)	15.6%	10.7%
Annualized ratio of net increase (decrease) in net assets
(liabilities) from operations to average net assets (liabilities)	(176.5%)	(6.6%)
Shares outstanding at end of period	36,928,197	36,928,197
Basic weighted average shares outstanding during period	36,928,197	36,928,197

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

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Schedule of Investments
March 31, 2014
		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$97,115	$1,277,961
Stockr, Inc.	Jul-10	63%	5,666,667	-	72,845	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	-	81,912	81,912
Clowd, Inc.	Sep-10	50%	6,000,000	-	98,392	743,187
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	115,588	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	57,513	57,513
					523,365	6,711,792

		Total investments			$523,365	6,711,792
		Cash and other assets, less liabilities				(1,489,904)
		Net asset value at March 31, 2014				$5,221,887

See accompanying notes to financial statements.

INVENT Ventures, Inc.
(Formerly Known As Los Angeles Syndicate of Technology, Inc.)
Schedule of Investments
December 31, 2013
		Percent/
	Date of	shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$94,261	$1,277,958
Stockr, Inc.	Jul-10	63%	5,666,667	-	72,695	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	-	71,734	3,000,000
Clowd, Inc.	Sep-10	50%	6,000,000	-	97,042	743,187
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	113,393	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	57,262	57,262
					506,387	9,629,626

		Total investments			$506,387	9,629,626
		Cash and other assets, less liabilities				(1,002,816)
		Net asset value at December 31, 2013				$8,626,810

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

Unaudited Condensed Interim Financial Statements Basis of Presentation

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

The accompanying financial statements reflect the accounts of INVENT and the related results of its operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

GOING CONCERN

The Company incurred a loss from operations of $132,310 during the three months ended March 31, 2014.  The Company’s only sources of cash flow have been from investments in the Company’s common stock, borrowing on the company’s line of credit, issuances of convertible notes, management fees from portfolio companies, and loans from its CEO. If the Company is unable to continue to raise sufficient capital to meet its operating needs or generate cash flow from operations, substantial doubt exists regarding the Company's ability to continue as a going concern.

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

Basic EPS is computed by dividing our net increase (decrease) in net assets (liabilities) from operations per share available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2014, the Company had no potentially dilutive shares outstanding.

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

As of March 31, 2014 and 2013, the Company had no accrued interest or penalties relating to any tax obligations.  The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception.  The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation or amortization.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of our fixed assets, primarily consisting of purchased software, computers, electronics and other office furniture, is evaluated periodically to determine if adjustment to the depreciation or amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of any of its fixed assets exist at March 31, 2014 and December 31, 2013.  Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.  When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of March 31, 2014 and December 31, 2013, there were zero options outstanding under any of the Company’s equity compensation plans.  These options expired in September 2011.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at March 31, 2014:

Estimated dividends	None

Expected volatility	344.22%

Risk-free interest rate	2.73%

Expected term	Various (0.5 – 1.79 years)

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  At March 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3:

INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at March 31, 2014 and December 31, 2013, the valuation of which are all based on Level 3 inputs:

	March 31, 2014	December 31, 2013

Cost	$523,365	$506,387
Unrealized appreciation (depreciation)	6,188,426	9,123,238
Fair market value	$6,711,792	$9,629,626

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

At March 31, 2014, all of our portfolio investments are valued based on level 3 inputs.

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

At March 31, 2014, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our Board of Directors. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of March 31, 2014.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	48%	1,277,961
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	99%	81,912
Clowd, Inc.	Web-based tech	Location-based Communication	50%	743,187
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	57,513

				$6,711,792

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

NOTE 4:

COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right.  There are 36,928,197 common shares outstanding at March 31, 2014 and December 31, 2013.

On July 20, 2012, the Company's the Board of Directors approved a resolution implementing a three-for-one forward stock split of the Company's Common Stock, which became effective on September 19, 2012.

On July 27, 2012, the Company issued 1,050,000 shares to purchase various assets that enhance the services we can offer to our portfolio companies and to broaden our reach and exposure to the Northern California technology market, including relationships with entrepreneurs, advisors, angel investors, and investor relations companies (the “GGAA Assets”). On March 21, 2014, the Company and the seller of the GGAA Assets agreed to reverse the transaction, whereby the Company’s shares were returned to the Company and are in the process of being cancelled, and the GGAA Assets were returned to the seller.

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

At March 31, 2014 and December 31, 2013, the Company owed its CEO $1,761 and $4,965, respectively, for loans and expense reimbursements, which is included in due to related parties.

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

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis.

In addition, we have maintained operations offices in Santa Monica, California, one of which is under a month-to-month lease. Rent expense totaled $5,088 and $3,769 in the quarters ended March 31, 2014 and 2013, respectively.

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

NOTE 8:

INDEBTEDNESS

On January 14, 2013, the Company converted the $100,000 advance from non-affiliates into a promissory note in the amount of U.S. $110,000 (the “Threshold Note”) to Threshold Financial, LLC, a Wisconsin corporation (“Threshold”). The Threshold Note was priced to Threshold at $100,000, equal to 90.91% of its principal amount. The Threshold Note was due on the earlier of January 14, 2014 or the receipt of no less than U.S. $2,000,000 in funding from any private placement of equity securities (a “Qualified Equity Financing”). The Company is in negotiations with Threshold regarding a resolution for the Threshold Note. During the first six months outstanding, the Threshold Note bore interest at 7% per annum, and increased to 12% for the remaining six months until the Threshold Note was due. All amounts owed by the Company under the Threshold Note become immediately due and payable upon an event of default, which includes the Company’s failure to pay the Threshold Note for 10 days after Threshold’s notice thereof and the Company’s insolvency or failure to pay its debts as they become due.

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

On September 27, 2013, Company issued two convertible promissory notes in the amounts of U.S. $50,000 and U.S. $20,000, and on December 31, 2013, the Company issued a convertible promissory note in the amount of U.S. $30,000, (collectively the “Notes”). The Notes mature one year subsequent to their issuance date (“Maturity”), and are convertible into shares of the Company’s common stock at any time prior to Maturity at the lower of $0.27 per share or the Company’s Net Asset Value Per Share (“NAV/S”) as presented in the Company’s most recent quarterly or annual filing with the Securities and Exchange Commission, subject to conversion limitations set forth in the Convertible Promissory Note agreements executed on September 27, 2013 and December 31, 2013, respectively. On March 31, 2014 the Company received an advance in the amount of U.S. $25,000 from an existing holder of a portion of the Notes. The Company expects to convert the advance into promissory notes with substantially the same terms as the Notes.

The Notes bear interest at the rate of 12% per annum, payable upon the earlier of Maturity, acceleration, or prepayment of the Notes. All amounts owed by the Company under the Notes becomes immediately due and payable upon an event of default, which includes the Company’s failure to pay principal or interest on the Notes when due, the Company’s insolvency or failure to pay its debts as they become due, and the Company’s failure to maintain the listing of its common stock on at least one of the OTCBB or an equivalent exchange.

The foregoing description of the Notes is qualified in its entirety by reference to the complete text of the Notes, copies of which are attached to our Form 8-Ks filed on October 8, 2013 and January 3, 2014.

NOTE 9:

SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through May 12, 2014, the date that these financial statements were issued.  There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements other than the following.

On May 6, 2014, the Company’s portfolio company, LottoPals received notice from Aeon Multi-Opportunity Fund I, LLC (“Aeon”) that the $1,000,000 financing at a pre-investment valuation of $3,000,000 set forth in a Letter of Intent signed by both parties on January 27, 2014 could not be completed during the second quarter of 2014.  LottoPals was notified that Aeon still wished to close the financing but it would have to be at a later date.  . In light of this development, as well as other qualitative considerations, the Company’s Board of Directors determined that LottoPals would be carried at cost of $81,912, a write-down of $2,918,088 from the carrying value at December 31, 2013 of $3,000,000.

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

We based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. We are under no duty to update any of the forward-looking statements after the date of this filing to conform those statements to actual results. In evaluating these statements, you should consider various factors, including the Risk Factors set out in Part I, Item 1.A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Company

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

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

Revenues - The Company received $43,500 in management fee revenues from its controlled portfolio companies in 2014, a 38% increase from the same period of 2013.  As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase. The Company also recorded $2,171 of interest income in the first fiscal quarter of 2014 related to the Company’s convertible note holdings in Sanguine.

The following table details expenses for the three months ended March 31, 2014:

Expenses:	March 31, 2014	March 31, 2013
Officer and employee compensation	136,620	136,620
Professional fees	61,052	36,814
Director fees	-	-
Rent	5,088	3,769
Office supplies and expenses	5,729	2,615
Other general and administrative expense	37,753	29,552
Interest expense	23,009	58,870
Total expenses	269,252	268,240

Officer and employee compensation in the three months ended March 31, 2014 was flat when compared to the same period in 2013. Professional fees increased by approximately 66% in the three months ended March 31, 2014 when compared to prior year, driven by decreases in non-cash investor relations and public relations expenses, partially offset by declines in legal fees and video expenses. Other general and administrative expense increased approximately 28% in the three months ended March 31, 2014 when compared to prior year, due primarily to an increase in marketing expenses, partially offset by a decline in amortization expense.

The following table details the net realized and unrealized (losses) for the three months ended March 31, 2014 and 2013:

Net realized and unrealized (losses):	March 31, 2014	March 31, 2013
Net realized loss on investments, net of income taxes
of none	-	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none in 2011 and 2010	(2,934,812)	(10,364)
Net realized and unrealized (losses)	(2,934,812)	(10,364)

In the quarter ended March 31, 2014, the Company incurred unrealized depreciation of $2,934,812. This depreciation is due primarily to a $2,918,088 reduction in the carrying value of LottoPals. On May 6, 2014, the Company’s portfolio company, LottoPals received notice from Aeon Multi-Opportunity Fund I, LLC (“Aeon”) that the $1,000,000 financing at a pre-investment valuation of $3,000,000 set forth in a Letter of Intent signed by both parties on January 27, 2014 could not be completed during the second quarter of 2014.  LottoPals was notified that Aeon still wished to close the financing but it would have to be at a later date. In light of this development, as well as other qualitative considerations, the Company’s Board of Directors determined that LottoPals would be carried at cost of $81,912, a write-down of $2,918,088 from the carrying value at December 31, 2013 of $3,000,000.

The additional depreciation is due to increases in the cost basis of our other portfolio companies, excluding Stocktown which we carry at cost. The increase in our cost basis reduces the amount of unrealized appreciation we carry on our balance sheet.

These adjustments are reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $132,310 during the three months ended March 31, 2014.

The Company’s only sources of cash flow have been from investments in the Company’s common stock, borrowing on the company’s line of credit, issuances of convertible notes, management fees from portfolio companies, and loans from its CEO. If the Company is unable to continue to raise sufficient capital to meet its operating needs or generate cash flow from operations, substantial doubt exists regarding the Company's ability to continue as a going concern.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less liabilities and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stockholders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $6,856,067 and from this, are subtracted liabilities of $1,634,179. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The resulting NAV at March 31, 2014 is $5,221,887.  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (36,928,197).  The NAV/S is $0.14 at March 31, 2014.

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

ITEM 4:

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2014.  Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended March 31, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:

OTHER INFORMATION

ITEM 1:

LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:

RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no common stock shares sold during the three months ended March 31, 2014.

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

May 12, 2014

By:

/s/ Bryce Knight

Bryce Knight

Chief Executive Officer and

Chairman

May 12, 2014

By:

/s/ James Jago

James Jago

Chief Financial Officer