Form 10-Q
period 2014-06-30
INVENT Ventures, Inc.
filed 2014-08-11
CIK 912844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2014

Commission File Number:  814-00720

INVENT Ventures, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5655532
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No)

1930 Ocean Avenue #205, Santa Monica, CA 90405
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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of August 11, 2014 is 39,787,001.

INVENT Ventures, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTES

Invent Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.

Statements of Net Assets (Liabilities)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in portfolio companies:
Controlled (cost $524,202 at June 30, 2014 and $506,387 at December 31, 2013)	$6,069,832	$9,629,626
Total investments	6,069,832	9,629,626
Cash	34,421	44,240
Amounts due from portfolio companies	4,800	10,750
Prepaid expenses and deposits	186,370	163,802
Office furniture and equipment, net	4,871	6,491
Purchased Software	-	262,500
TOTAL ASSETS	6,300,294	10,117,409

LIABILITIES
Accounts payable, trade	96,897	71,817
Amounts due to related parties, inclusive of notes payable	575,731	4,965
Advances from non-affiliates	41,200	41,200
Line of credit	20,590	16,872
Notes payable, net of unamortized discount	2,069	149,979
Derivative instruments	-	107,664
Accrued executive payroll expenses	544,167	1,098,102
TOTAL LIABILITIES	1,280,654	1,490,599
NET ASSETS	$5,019,640	$8,626,810

Commitments and contingencies (Note 6)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 39,787,001 and 36,928,197 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	39,787	36,928
Additional paid in capital	4,736,904	4,553,223
Stock subscription receivable	(13,300)	(13,300)
Accumulated deficit:
Accumulated net operating loss	(4,941,157)	(4,725,055)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	5,541,651	9,119,259
NET ASSETS	$5,019,640	$8,626,810
NET ASSET VALUE PER SHARE	$0.13	$0.23

See accompanying notes to financial statements.

Invent Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.

Statements of Operations

	Three Months Ended,
	June 30, 2014	June 30, 2013
Investment Income:
From controlled investments:
Management fees	$72,403	$36,575
Interest	2,238	2,067
Total revenues	74,641	38,642
Expenses:
Officer and employee compensation	136,620	136,620
Professional fees	72,940	75,664
Director fees	-	-
Rent	8,085	3,326
Office supplies and expenses	5,876	1,438
Other general and administrative expense	25,192	42,254
Interest expense	46,734	29,460
Total expenses	295,447	288,762
Other income (expense)	62,592	-
Change in fair market value of derivative liability	78,321	9,946
Loss before income taxes	(79,893)	(240,174)
Net loss from operations	(79,893)	(240,174)

Net realized and unrealized (losses):
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(642,796)	(2,334)
Non-controlled / Non-Affiliate	-	-
Net realized and unrealized (losses)	(642,796)	(2,334)

Net (decrease) increase in net assets (liabilities) from operations	$(722,689)	$(242,508)

Net (decrease) increase in net assets (liabilities) from operations per share, basic and diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding:
Basic	36,928,197	36,928,197
Diluted	36,928,197	37,128,197

See accompanying notes to financial statements.

Invent Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Operations

	Six Months Ended,
	June 30, 2014	June 30, 2013
Investment Income:
From controlled investments:
Management fees	$126,403	$68,075
Interest	4,409	3,763
Total revenues	130,812	71,838
Expenses:
Officer and employee compensation	273,240	273,240
Professional fees	148,392	112,478
Director fees	-	-
Rent	13,173	7,095
Office supplies and expenses	11,605	4,052
Other general and administrative expense	62,945	71,807
Interest expense	71,011	88,331
Total expenses	580,366	557,003
Other income (expense)	150,092	–
Change in fair market value of derivative liability	83,360	89,515
Loss before income taxes	(216,102)	(395,650)
Net loss from operations	(216,102)	(395,650)

Net realized and unrealized (losses):
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(3,577,608)	(12,698)
Net realized and unrealized (losses)	(3,577,608)	(12,698)

Net (decrease) in net assets (liabilities) from operations	$(3,793,710)	$(408,348)

Net (decrease) in net assets (liabilities) from
operations per share, basic and diluted	$(0.10)	$(0.01)
Weighted average common shares outstanding:
Basic	36,928,197	36,928,197
Diluted	36,928,197	37,128,197

See accompanying notes to financial statements.

Invent Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net (decrease) in net assets (liabilities) from operations	$ (3,793,710)	$ (408,938)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation
of investments	3,577,608	12,698
Amortization of debt discount	55,185	27,500
Non-cash interest expense	-	56,799
Change in fair market value of derivative liability	(83,360)	(89,515)
Advances to portfolio companies	(17,814)	(16,611)
Other non-cash income	(150,092)	-
Depreciation and amortization	1,620	36,603
Non-cash consulting expenses	109,652	42,585
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	2,771	18,722
Amounts due from portfolio companies	5,950	-
Increase in accounts payable	25,080	2,347
Increase (Decrease) in accrued liabilities	(558,624)	263,091
Increase (Decrease) in advances from non-affiliates	-	(58,800)
Increase (Decrease) in amounts due to related parties	570,767	(51,661)
Net cash used in operating activities	(254,967)	(164,590)
Cash flows from investing activities:
Purchase of furniture and equipment	-	-
Investment in non-affiliated portfolio company	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from issuance of common stock	389,340	-
Collection of stock subscriptions	-	-
Borrowings on line of credit	3,718	-
Increase (Decrease) in notes payable	(147,910)	103,670
Net cash provided by financing activities	245,148	103,670
Net increase (decrease) in cash and cash equivalents	(9,819)	(60,920)
Cash, beginning of period	44,240	112,449
Cash, end of period	$ 34,421	$ 51,529

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties		-
Stock subscriptions receivable	-	-
Stock subscriptions receivable cancelled	-	-
Asset purchases	(350,000)	-
Promissory Note conversion (Note 4)	389,340	-
Common stock transferred by shareholder in exchange for:
Consulting services (Note 5)	135,000	240,000

See accompanying notes to financial statements.

Invent Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Condensed Statements of Changes in Net Assets (Liabilities)

(Unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
Changes in net assets (liabilities) from operations:
Net loss from operations	$(216,102)	$(396,240)
Change in net unrealized appreciation (depreciation) of
investments, net	(3,577,608)	(12,698)

Net (decrease) in net assets (liabilities) from operations	(3,793,710)	(408,938)

Capital stock transactions:
Common stock issued:
Cash	-	-
Promissory Note conversion	389,340	-
Asset purchases	(350,000)	-
Stock subscriptions collected	-	-
Notes Payable adjustment for conversion	12,200	-
Related party share transfers for non-cash consulting expenses	135,000	240,000
Net increase in net assets from stock transactions	186,540	240,000

Net (decrease) in net assets (liabilities)	(3,607,170)	(168,938)
Net assets, beginning of period	8,626,810	10,122,746
Net assets, end of period	$5,019,640	$9,953,808

See accompanying notes to financial statements.

Invent Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Financial Highlights

(Unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.23	$0.27
Net decrease from operations	(0.00)	(0.01)
Net change in realized gains (losses) and unrealized
(depreciation) of investments	(0.10)	(0.00)
Net increase from stock transactions (1)	0.00	0.01
Net asset (liability) value, end of period	$0.13	$0.27

Per share market value:
Beginning of period	$0.15	$0.25
End of period	$0.19	$0.20

Investment return, based on change in market price from beginning to end of period (2)	26.7%	(20.0%)

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$5,019,640	$9,954,397
Average net assets (liabilities)	6,823,225	10,038,572
Annualized expenses	1,160,732	1,114,006
Annualized net increase (decrease) in net assets
(liabilities) from operations	(7,587,420)	(816,697)
Annualized ratio of expenses to average net assets (liabilities)	17.0%	11.1%
Annualized ratio of net increase (decrease) in net assets
(liabilities) from operations to average net assets (liabilities)	(111.2%)	(8.1%)
Shares outstanding at end of period	39,787,001	36,928,197
Basic weighted average shares outstanding during period	36,928,197	36,928,197

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

Invent Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

June 30, 2014

		Percentage
	Date of	outstanding shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$92,697	$1,277,961
Stockr, Inc.	Jul-10	63%	5,666,667	-	73,001	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	-	83,347	83,347
Clowd, Inc.	Sep-10	99%	6,000,000	-	99,742	99,742
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	117,851	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	57,563	57,563
					524,202	6,069,832

		Total investments			$524,202	6,069,832
		Cash and other assets, less liabilities				(1,050,192)
		Net asset value at June 30, 2014				$5,019,640

See accompanying notes to financial statements.

Invent Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

December 31, 2013

		Percent of
	Date of	outstanding shares	Number of		Historical	Fair
	acquisition	owned	Shares / Units		cost	value

Investments in controlled portfolio companies:
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$94,261	$1,277,958
Stockr, Inc.	Jul-10	63%	5,666,667	-	72,695	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	-	71,734	3,000,000
Clowd, Inc.	Sep-10	50%	6,000,000	-	97,042	743,187
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	-	113,393	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	-	57,262	57,262
					506,387	9,629,626

		Total investments			$506,387	9,629,626
		Cash and other assets, less liabilities				(1,002,816)
		Net asset value at December 31, 2013				$8,626,810

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

We supply our companies with the capital to cultivate their initial product, and provide management and operational support services to reduce startup costs and accelerate time to market. Our services include product development and design, corporate formation and structure, and exposure to additional financing and the public markets. INVENT also provides financial and accounting resources, marketing and branding, and legal guidance. By offering these services, we enable our network of entrepreneurs to focus on developing their products. We believe that this structure offers the most value for entrepreneurs and the highest return potential to investors, and results in efficiencies in how companies are built and brought to market.

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

GOING CONCERN

The Company incurred a loss from operations of $216,102 during the six months ended June 30, 2014. The Company’s only sources of cash flow have been from investments in the Company’s common stock, borrowing on the company’s line of credit, issuances of convertible notes, management fees from portfolio companies, and loans from its CEO. If the Company is unable to continue to raise sufficient capital to meet its operating needs or generate cash flow from operations, substantial doubt exists regarding the Company's ability to continue as a going concern.

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

Basic EPS is computed by dividing our net increase (decrease) in net assets (liabilities) from operations per share available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2014, the Company had no potentially dilutive shares outstanding.

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

As of June 30, 2014 and 2013, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation or amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of our fixed assets, primarily consisting of purchased software, computers, electronics and other office furniture, is evaluated periodically to determine if adjustment to the depreciation or amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of any of its fixed assets exist at June 30, 2014 and December 31, 2013. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of June 30, 2014 and December 31, 2013, there were zero options outstanding under any of the Company’s equity compensation plans. These options expired in September 2011.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at June 30, 2014:

Estimated dividends	None
Expected volatility	156.9% - 268.2%
Risk-free interest rate	2.53%
Expected term	Various (0.25 – 1.54 years)

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3:

INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at June 30, 2014 and December 31, 2013, the valuation of which are all based on Level 3 inputs:

	June 30, 2014	December 31, 2013

Cost	$524,202	$506,387
Unrealized appreciation (depreciation)	5,545,630	9,123,238
Fair market value	$6,069,832	$9,629,626

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

At June 30, 2014, all of our portfolio investments are valued based on level 3 inputs.

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

At June 30, 2014, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our Board of Directors. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of June 30, 2014.

Company	Industry	Sub-Industry	$ Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	48%	1,277,961
Stockr, Inc.	Web-based tech	Financial Services	63%	2,661,455
LottoPals, Inc.	Web-based tech	Social Gaming	99%	83,347
Clowd, Inc.	Web-based tech	Location-based Communication	99%	99,742
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	57,563
				$6,069,832

The following are descriptions of our portfolio companies.

1)

Virurl, Inc. – virurl.com (revenue-generating)

Virurl, Inc. (“VIRURL”) native advertising technology company that allows brands to create instant viral advertising campaigns on the web. VIRURL operates the REVENUE.COM platform, which enables marketers to launch viral campaigns by compensating Internet users to share videos, articles, music, and other media with their friends via email, social networks, and anywhere else on the web.

2)

Stockr, Inc. – stockr.com (LIVE)

Stockr, Inc. (“Stockr”) is a social network for the stock market. Stockr connects investors directly to the people, publishers and companies they care about, enabling users to see and discuss which stocks other users are trading in real-time. Stockr embraces the social element of investing, and brings identity and transparency to an otherwise anonymous environment, unveiling a new layer of market information.

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

NOTE 4:

COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right. There are 39,787,001 and 36,928,197 common shares outstanding at June 30, 2014 and December 31, 2013, respectively.

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

On June 30, 2014, the Company received four Notices of Conversion from two Convertible Note Holders notifying the Company that they wished to convert the total outstanding balance due from the Company under each of the Convertible Notes into shares of the Company’s common stock. The four combined Notices of Conversion requested that a total of $158,186 of debt, equal to the total outstanding principle and accrued interest due on the four Convertible Notes, be converted into shares of common stock. Per the terms of the Convertible Notes, the outstanding balance was converted into 1,129,902 shares Company common stock at a price equal to Net Asset Value per Share. The foregoing descriptions of the Notices of Conversion are qualified in its entirety by reference to the complete text of one of the Notices of Conversion, a copy of which is attached to our Form 8-K filed on June 30, 2014.

On June 30, 2014, The Company entered into Debt Conversion Agreements with two Promissory Note Holders that held three separate Promissory Notes issued by the Company to convert the total unpaid balances of those Promissory Notes into common stock of the Company. Pursuant to the Debt Conversion Agreements, the Promissory Note Holders will convert the entire balance of all three Promissory Notes equal to $242,046 into a total of 1,728,902 shares of the Company’s common stock at a price equal to Net Asset Value per Share. The foregoing descriptions of the Debt Conversion Agreements is qualified in its entirety by reference to the complete text of one of Debt Conversion Agreements, a copy of which is attached to our Form 8-K filed on June 30, 2014.

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

On July 19, 2013, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transferred 1,000,000 shares of INVENT common stock to multiple consultants for investor relations and advisory services to be rendered for the Company. Knight Inc. transferred stock to four (4) consultants in the amounts of 400,000 shares, 400,000 shares, 100,000 shares and 100,000 shares, respectively. These shares were valued at $0.24 per share representing the stock market closing price on May 22, 2013, the day in which the four agreements were originally entered into. The cost is being amortized over the estimated life of the consulting agreements, determined to be one (1) year for the two (2) consultants that received a total of 800,000 shares from Knight Inc. and two (2) years for the two (2) consultants that received a total of 200,000 shares from Knight Inc.

On June 19, 2014, Knight, Inc., wholly owned by Bryce Knight, Chief Executive Officer of the Company, transferred 750,000 shares of INVENT common stock to consultants for investor relations and advisory services to be rendered for the Company. These shares were valued at $0.18 per share representing the stock market closing price on June 18, 2014. The cost is being amortized over the estimated life of the consulting agreement, determined to be one (1) year.

On June 19, 2014, the Company issued four Promissory Notes in the amount of U.S. $175,000 (the “Officer Promissory Notes”) to the Company’s four Officers: Bryce Knight, Tim Symington, James Jago, and Aaron Moore (the “Officers”). The Officer Promissory Notes were issued to each of the Officers in exchange for $175,000 of accrued compensation owed by the Company to the Officers for past services. The Officer Promissory Notes will mature on June 30, 2015 and have a 0% interest rate. The foregoing description of the Officer Promissory Notes is qualified in its entirety by reference to the complete text of the Officer Promissory Notes, copies of which were attached to our Form 8-K filed on June 26, 2014. On June 26, 2014, Bryce Knight transferred $125,000 of the Officer Promissory Notes due to him to two holders of the Company’s Convertible Notes.

At June 30, 2014 and December 31, 2013, the Company owed its CEO $731 and $4,965, respectively, for loans and expense reimbursements, which is included in due to related parties.

INVENT currently collects $24,000 per month, of which $19,200 is paid in cash, from VIRURL for managerial assistance and operational support provided by the Company to VIRURL.

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

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis.

We maintain our main office at 1930 Ocean Avenue in Santa Monica, California, which is under a month-to-month lease. Rent expense totaled $8,085 and $3,326 in the quarters ended June 30, 2014 and 2013, respectively.

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

On June 19, 2014, the Company issued four Promissory Notes in the amount of U.S. $175,000 (the “Officer Promissory Notes”) to the Company’s four Officers: Bryce Knight, Tim Symington, James Jago, and Aaron Moore (the “Officers”). The Officer Promissory Notes were issued to each of the Officers in exchange for $175,000 of accrued compensation owed by the Company to the Officers for past services. The Officer Promissory Notes will mature on June 30, 2015 and have a 0% interest rate. The foregoing description of the Officer Promissory Notes is qualified in its entirety by reference to the complete text of the Officer Promissory Notes, copies of which were attached to our Form 8-K filed on June 26, 2014. On June 26, 2014, Bryce Knight transferred $125,000 of the Officer Promissory Notes due to him to two holders of the Company’s Convertible Notes.

On June 23, 2014, INVENT issued a convertible promissory note in the amount of U.S. $50,000 (the “June 2014 Convertible Note”). The June 2014 Convertible Note matures on June 23, 2015, and is convertible into shares of the Company’s common stock at any time prior to its maturity at the lower of $0.27 per share or the Company’s Net Asset Value Per Share (“NAV/S”) as presented in the Company’s most recent quarterly or annual filing with the Securities and Exchange Commission, subject to conversion limitations set forth in the Convertible Promissory Note agreements executed on June 23, 2014.

The June 2014 Convertible Note bears interest at the rate of 12% per annum, payable upon the earlier of its maturity, acceleration, or prepayment of the Note. All amounts owed by the Company under the Note become immediately due and payable upon an event of default, which includes the Company’s failure to pay principal or interest on the June 2014 Convertible Note when due, the Company’s insolvency or failure to pay its debts as they become due, and the Company’s failure to maintain the listing of its common stock on at least one of the OTCBB or an equivalent exchange.

The foregoing description of the Notes is qualified in its entirety by reference to the complete text of the Notes, copies of which are attached to our Form 8-Ks filed on October 8, 2013, January 3, 2014, and June 26, 2014.

NOTE 9:

SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through August 11, 2014, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

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

We supply our companies with the capital to cultivate their initial product, and provide management and operational support services to reduce startup costs and accelerate time to market. Our services include product development and design, corporate formation and structure, and exposure to additional financing and the public markets. INVENT also provides financial and accounting resources, marketing and branding, and legal guidance. By offering these services, we enable our network of entrepreneurs to focus on developing their products. We believe that this structure offers the most value for entrepreneurs and the highest return potential to investors, and results in efficiencies in how companies are built and brought to market.

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

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

Revenues - The Company received $72,403 in management fee revenues from its controlled portfolio companies in 2014, an 98% increase from the same period of 2013. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase. The Company also recorded $2,238 of interest income in the second fiscal quarter of 2014 related to the Company’s convertible note holdings in Sanguine.

The following table details expenses for the three months ended June 30, 2014:

Expenses:	June 30, 2014	June 30, 2013
Officer and employee compensation	136,620	136,620
Professional fees	72,940	75,664
Director fees	-	-
Rent	8,085	3,326
Office supplies and expenses	5,876	1,438
Other general and administrative expense	25,192	42,254
Interest expense	46,734	29,460
Total expenses	295,447	288,762

Officer and employee compensation in the three months ended June 30, 2014 was flat when compared to the same period in 2013. Professional fees declined 4% in the three months ended June 30, 2014 when compared to prior year, driven by decreases in non-cash consulting expenses and other professional fees, partially offset by increases in audit fees and IR / PR expenses. Other general and administrative expense declined approximately 40% in the three months ended June 30, 2014 when compared to prior year, due primarily to a decrease in amortization expenses associated with the GGAA Assets and a decline in marketing expenses.

The following table details the net realized and unrealized (losses) for the three months ended June 30, 2014 and 2013:

Net realized and unrealized (losses):	June 30, 2014	June 30, 2013
Net realized loss on investments, net of income taxes
of none	-	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none in 2011 and 2010	(642,796)	(2,334)
Net realized and unrealized (losses)	(642,796)	(2,334)

In the quarter ended June 30, 2014, the Company incurred unrealized depreciation of $642,796. This depreciation is due primarily to a $643,445 reduction in the carrying value of Clowd. During the Company’s second fiscal quarter Clowd cancelled all of the shares received by the original owners of Bar.PM, Inc., a Nevada Corp that Clowd merged with to partner and accelerate growth ofthe business. The management of Clowd and the original shareholders of Bar.PM agreed that the partnership was not working out as intended and that the Bar.PM shareholders would agree to cancel their shares in the post-merger Nevada entity, Clowd. In light of this development, as well as other qualitative considerations, the Company’s Board of Directors determined that Clowd would be carried at cost of $99,742, a write-down of $643,445 from the carrying value at December 31, 2013 of $743,187.

The additional depreciation is due to increases in the cost basis of our other portfolio companies, excluding Stocktown and LottoPals which we carry at cost. The increase in our cost basis reduces the amount of unrealized appreciation we carry on our balance sheet.

These adjustments are reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Comparison of the six months ended June 30, 2014 and 2013

Revenues - The Company received $126,403 in management fee revenues from its controlled portfolio companies in 2014, an 86% increase from the same period of 2013. As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase. The Company also recorded $4,409 of interest income in the year-to-date period ended June 30, 2014 related to the Company’s convertible note holdings in Sanguine.

The following table details expenses for the three months ended June 30, 2014:

General and Administrative Expenses:	June 30, 2014	June 30, 2013
Officer and employee compensation	136,620	136,620
Professional fees	68,815	75,664
Rent	8,085	3,326
Office supplies and expenses	5,876	1,438
Other general and administrative expense	25,192	42,254
Total General and Administrative Expenses	244,587	259,302

Officer and employee compensation in the three months ended June 30, 2014 was flat when compared to the same period in 2013. Professional fees increased 30% in the six months ended June 30, 2014 when compared to prior year, driven by increases in IR / PR expenses and audit fees, partially offset by declines in consulting expenses and other professional fees. Other general and administrative expense declined approximately 12% in the six months ended June 30, 2014 when compared to prior year, due primarily to a decrease in amortization expenses associated with the GGAA Assets.

The following table details the net realized and unrealized (losses) for the six months ended June 30, 2014 and 2013:

Net realized and unrealized (losses):	June 30, 2014	June 30, 2013
Net realized loss on investments, net of income taxes
of none	-	-
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax of none in 2011 and 2010	(3,577,608)	(12,698)
Net realized and unrealized (losses)	(3,577,608)	(12,698)

In the six-month period ended June 30, 2014, the Company incurred unrealized depreciation of $3,577,608. This depreciation is due primarily to a $2,918,088 reduction in the carrying value of LottoPals. On May 6, 2014, the Company’s portfolio company, LottoPals received notice from Aeon Multi-Opportunity Fund I, LLC (“Aeon”) that the $1,000,000 financing at a pre-investment valuation of $3,000,000 set forth in a Letter of Intent signed by both parties on January 27, 2014 could not be completed during the second quarter of 2014. LottoPals was notified that Aeon still wished to close the financing but it would have to be at a later date. In light of this development, as well as other qualitative considerations, the Company’s Board of Directors determined that LottoPals would be carried at cost of $81,912, a write-down of $2,918,088 from the carrying value at December 31, 2013 of $3,000,000.

Additionally in the second fiscal quarter of 2014, the Company reduced the carrying value of Clowd by $643,445. During the Company’s second fiscal quarter Clowd cancelled all of the shares received by the original owners of Bar.PM, Inc., a Nevada Corp that Clowd merged with to partner and accelerate growth of the business. The management of Clowd and the original shareholders of Bar.PM agreed that the partnership was not working out as intended and that the Bar.PM shareholders would agree to cancel their shares in the post-merger Nevada entity, Clowd. In light of this development, as well as other qualitative considerations, the Company’s Board of Directors determined that Clowd would be carried at cost of $99,742, a write-down of $643,445 from the carrying value at December 31, 2013 of $743,187.

The additional depreciation is due to increases in the cost basis of our other portfolio companies, excluding Stocktown and LottoPals which we carry at cost. The increase in our cost basis reduces the amount of unrealized appreciation we carry on our balance sheet.

These adjustments are reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $216,102 during the six months ended June 30, 2014.

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

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less liabilities and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stockholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $6,164,619 and from this, are subtracted liabilities of $1,280,654. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were. The resulting NAV at June 30, 2014 is $4,883,965. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (39,787,001). The NAV/S is $0.12 at June 30, 2014.

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

ITEM 4:

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2014. Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended June 30, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:

OTHER INFORMATION

ITEM 1:

LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A:

RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no common stock shares sold during the three months ended June 30, 2014.

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

INVENT VENTURES, INC.

DATE

SIGNATURE/TITLE

August 11, 2014

By:

/s/ Bryce Knight

Bryce Knight

Chief Executive Officer and

Chairman

August 11, 2014

By:

/s/ James Jago

James Jago

Chief Financial Officer