Form 10-Q/A
period 2014-06-30
INVENT Ventures, Inc.
filed 2014-08-14
CIK 912844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014, as filed with the Securities and Exchange Commission on August 11, 2014 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to make the following changes:

•

Attach XBRL exhibits for the quarterly period ended June 30, 2014 on Exhibit 101

This restatement is to include the XBRL exhibits to the Company’s Form 10-Q for the quarterly period ended June 30, 2014 filed on August 11, 2014. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART II:

OTHER INFORMATION

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

August 14, 2014

By:

/s/ Bryce Knight

Bryce Knight

Chief Executive Officer and

Chairman

August 14, 2014

By:

/s/ James Jago

James Jago

Chief Financial Officer

4