Form 10-Q
period 2014-09-30
INVENT Ventures, Inc.
filed 2014-11-12
CIK 912844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2014

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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of November 11, 2014 was 39,787,001.

INVENT Ventures, Inc.

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Net Assets (Liabilities)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in portfolio companies:
Controlled (cost $541,917 at September 30, 2014 and $506,387 at December 31, 2013)	$4,981,164	$9,629,626
Total investments	4,981,164	9,629,626
Cash	32,599	44,240
Amounts due from portfolio companies	28,800	10,750
Prepaid expenses and deposits	171,197	163,802
Office furniture and equipment, net	4,195	6,491
Purchased Software	−	262,500
TOTAL ASSETS	5,217,955	10,117,409

LIABILITIES
Accounts payable, trade	106,530	71,817
Amounts due to related parties, inclusive of notes payable	583,207	4,965
Advances from non-affiliates	74,200	41,200
Line of credit	21,249	16,872
Notes payable, net of unamortized discount	2,069	149,979
Derivative instruments	9,101	107,664
Accrued executive payroll expenses	636,232	1,098,102
TOTAL LIABILITIES	1,432,588	1,490,599
NET ASSETS	$3,785,367	$8,626,810

Commitments and contingencies (Note 6)

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value, authorized 100,000,000 shares; 39,787,001 and 36,928,197 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	39,787	36,928
Additional paid in capital	4,736,904	4,553,223
Stock subscription receivable	(13,300)	(13,300)
Accumulated deficit:
Accumulated net operating loss	(5,069,046)	(4,725,055)
Net realized (loss) on investments	(344,245)	(344,245)
Net unrealized appreciation of investments	4,435,267	9,119,259
NET ASSETS	$3,785,367	$8,626,810
NET ASSET VALUE PER SHARE	$0.10	$0.23

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Operations

(Unaudited)

	Three Months Ended,
	September 30, 2014	September 30, 2013
Investment Income:
From controlled investments:
Management fees	$72,000	$31,500
Interest	2,309	2,132
Total revenues	74,309	33,632

Expenses:
Officer and employee compensation	136,620	136,620
Professional fees	29,055	65,177
Director fees	−	−
Rent	10,801	2,844
Office supplies and expenses	8,449	6,988
Other general and administrative expense	15,577	53,389
Interest expense	1,846	30,975
Total expenses	202,348	295,993

Other income (expense)	9,250	−
Change in fair market value of derivative liability	9,101	(3,971)

Loss before income taxes	(127,890)	(266,332)

Net loss from operations	(127,890)	(266,332)

Net realized and unrealized (losses):
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(1,106,384)	(4,952)
Non-controlled / Non-Affiliate	−	−
Net realized and unrealized (losses)	(1,106,384)	(4,952)

Net (decrease) increase in net assets (liabilities) from operations	$(1,234,274)	$(271,284)

Net (decrease) increase in net assets (liabilities) from operations per share, basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding:
Basic	39,787,001	36,928,197
Diluted	39,787,001	36,928,197

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Operations

(Unaudited)

	Nine Months Ended,
	September 30, 2014	September 30, 2013
Investment Income:
From controlled investments:
Management fees	$198,403	$99,575
Interest	6,718	5,894
Total revenues	205,121	105,469

Expenses:
Officer and employee compensation	409,860	409,860
Professional fees	177,447	177,655
Director fees	−	−
Rent	23,973	9,939
Office supplies and expenses	20,054	11,040
Other general and administrative expense	78,522	125,196
Interest expense	72,857	119,306
Total expenses	782,713	852,996

Other income (expense)	159,342	−
Change in fair market value of derivative liability	74,259	85,544

Loss before income taxes	(343,991)	(661,983)

Net loss from operations	(343,991)	(661,983)

Net realized and unrealized (losses):
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none
Controlled	(4,683,992)	(17,650)
Net realized and unrealized (losses)	(4,683,992)	(17,650)

Net (decrease) in net assets (liabilities) from operations	$(5,027,983)	$(679,633)

Net (decrease) in net assets (liabilities) from operations per share, basic and diluted	$(0.13)	$(0.02)

Weighted average common shares outstanding:
Basic	37,891,604	36,928,197
Diluted	37,891,604	36,928,197

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended,
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net (decrease) in net assets (liabilities) from operations	$(5,027,983)	$(679,633)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
Change in net unrealized depreciation of investments	4,683,992	17,650
Amortization of debt discount	55,185	82,500
Non-cash interest expense	−	29,350
Change in fair market value of derivative liability	(74,259)	(85,544)
Advances to portfolio companies	(35,530)	(37,261)
Other non-cash income	(150,092)	−
Depreciation and amortization	2,296	54,914
Non-cash consulting expenses	120,618	127,266
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	6,978	(1,550)
Amounts due from portfolio companies	(18,050)	11,000
Increase in accounts payable	34,713	3,354
Increase (Decrease) in accrued liabilities	(466,559)	406,401
Increase (Decrease) in advances from non-affiliates	33,000	(58,800)
Increase (Decrease) in amounts due to related parties	578,243	(59,644)
Net cash used in operating activities	(257,448)	(211,997)
Cash flows from investing activities:
Purchase of furniture and equipment	−	−
Investment in non-affiliated portfolio company	−	−
Net cash used in investing activities	−	−
Cash flows from financing activities:
Proceeds from issuance of common stock	389,340	−
Collection of stock subscriptions	−	−
Borrowings on line of credit	4,377	−
Increase in notes payable	(147,910)	173,692
Net cash provided by financing activities	245,807	173,692
Net increase (decrease) in cash and cash equivalents	(11,641)	(38,305)
Cash, beginning of period	44,240	112,449
Cash, end of period	$32,599	$74,144

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued in exchange for:
Amounts due related parties	−	−
Stock subscriptions receivable	−	−
Stock subscriptions receivable cancelled	−	−
Asset purchases	(350,000)	−
Promissory Note conversion (Note 4)	389,340	−
Common stock transferred by shareholder in exchange for:
Consulting services (Note 5)	135,000	240,000

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Condensed Statements of Changes in Net Assets (Liabilities)

(Unaudited)

	Nine Months Ended,
	September 30, 2014	September 30, 2013
Changes in net assets (liabilities) from operations:
Net loss from operations	$(343,991)	$(661,983)
Change in net unrealized appreciation (depreciation) of investments, net	(4,683,992)	(17,650)
Unrealized appreciation income tax adjustment (1)	−	−

Net (decrease) in net assets (liabilities) from operations	(5,027,983)	(679,633)

Capital stock transactions:
Common stock issued:
Cash	−	−
Promissory Note conversion	389,340	−
Asset purchases	(350,000)	−
Stock subscriptions collected	−	−
Notes Payable adjustment for conversion	12,200	−
Related party share transfers for non-cash consulting expenses	135,000	240,000
Net increase in net assets from stock transactions	186,540	240,000

Net (decrease) in net assets (liabilities)	(4,841,443)	(439,633)
Net assets, beginning of period	8,626,810	10,122,746
Net assets, end of period	$3,785,367	$9,683,113

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Financial Highlights

(Unaudited)

	Nine Months Ended,
	September 30, 2014	September 30, 2013
PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.23	$0.27
Net decrease from operations	(0.01)	(0.02)
Net change in realized gains (losses) and unrealized (depreciation) of investments	(0.12)	(0.00)
Net increase from stock transactions (1)	0.00	0.01
Share transfers for non-cash consulting expenses	−	−
Net asset (liability) value, end of period	$0.10	$0.26

Per share market value:
Beginning of period	$0.19	$0.20
End of period	$0.10	$0.22

Investment return, based on change in market price from beginning to end of period (2)	(47.4%)	10.0%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$3,785,367	$9,683,113
Average net assets (liabilities)	6,206,088	9,902,929
Annualized expenses	1,043,618	1,137,328
Annualized net increase (decrease) in net assets (liabilities) from operations	(6,703,978)	(906,178)
Annualized ratio of expenses to average net assets (liabilities)	16.8%	11.5%
Annualized ratio of net increase (decrease) in net assets (liabilities) from operations to average net assets (liabilities)	(108.0%)	(9.2%)
Shares outstanding at end of period	39,787,001	36,928,197
Basic weighted average shares outstanding during period	37,891,604	36,928,197

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

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

September 30, 2014

		Percent of
Investments in controlled portfolio companies:	Date of acquisition	outstanding shares owned	Number of Shares / Units		Historical Cost	Fair Value
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$94,034	$1,277,961
Stockr, Inc.	Jul-10	63%	5,666,667	−	86,595	1,572,327
LottoPals, Inc.	Jul-10	99%	6,000,000	−	83,320	83,320
Clowd, Inc.	Sep-10	99%	6,000,000	−	99,681	99,681
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	−	120,176	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	−	58,111	58,111
					541,917	4,981,164

		Total investments			$541,917	4,981,164
		Cash and other assets, less liabilities				(1,195,797)
		Net asset value at September 30, 2014				$3,785,367

See accompanying notes to financial statements.

INVENT Ventures, Inc.

(Formerly Known As Los Angeles Syndicate of Technology, Inc.)

Schedule of Investments

December 31, 2013

		Percent of
Investments in controlled portfolio companies:	Date of acquisition	outstanding shares owned	Number of Shares / Units		Historical Cost	Fair Value
			Common Stock	Preferred Stock
Virurl, Inc.	Jul-10	48%	5,780,000	338,422	$94,261	$1,277,958
Stockr, Inc.	Jul-10	63%	5,666,667	−	72.695	2,661,455
LottoPals, Inc.	Jul-10	99%	6,000,000	−	71,734	3,000,000
Clowd, Inc.	Sep-10	50%	6,000,000	−	97,051	743,187
Sanguine Biosciences, Inc.	Jul-10	42%	4,000,000	−	113,393	1,889,764
Stocktown Productions, Inc.	Jul-10	81%	16,704,953	−	57,262	57,262
					506,387	9,629,626

		Total investments			$506,387	9,629,626
		Cash and other assets, less liabilities				(1,002,816)
		Net asset value at September 30, 2014				$8,626,810

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

•

The implementation of a forward stock split of our common stock issued and outstanding where everyone (1) share of our common stock owned by a stockholder automatically changed into and become three (3) new shares of our common stock (the “Forward Stock Split”). The Forward Stock Split became effective on September 19, 2012.

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

GOING CONCERN

The Company incurred a loss from operations of $343,991 during the nine months ended September 30, 2014.  The Company’s only sources of cash flow have been from investments in the Company’s common stock, borrowing on the company’s line of credit, issuances of convertible notes, management fees from portfolio companies, and loans from its CEO. If the Company is unable to continue to raise sufficient capital to meet its operating needs or generate cash flow from operations, substantial doubt exists regarding the Company's ability to continue as a going concern.

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

Basic EPS is computed by dividing our net increase (decrease) in net assets (liabilities) from operations per share available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2014, the Company had no potentially dilutive shares outstanding.

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

As of September 30, 2014 and 2013, the Company had no accrued interest or penalties relating to any tax obligations.  The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception.  The last three years of the Company's tax returns are subject to federal and state tax examination.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation or amortization.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of our fixed assets, primarily consisting of purchased software, computers, electronics and other office furniture, is evaluated periodically to determine if adjustment to the depreciation or amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of any of its fixed assets exist at September 30, 2014 and December 31, 2013.  Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.  When fixed assets are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of September 30, 2014 and December 31, 2013, there were zero options outstanding under any of the Company’s equity compensation plans.  These options expired in September 2011.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at September 30, 2014:

Estimated dividends	None

Expected volatility	188.0%

Risk-free interest rate	2.52%

Expected term	1.29 years

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company.  At September 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3: INVESTMENTS AND VALUATION

The Company’s investment securities are summarized as follows at September 30, 2014 and December 31, 2013, the valuation of which are all based on Level 3 inputs:

	September 30, 2014	December 31, 2013

Cost	$541,917	$506,387
Unrealized appreciation (depreciation)	4,439,246	9,123,238
Fair market value	$4,981,163	$9,629,625

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

At September 30, 2014, all of our portfolio investments are valued based on level 3 inputs.

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

At September 30, 2014, 100% of our assets represented investments in portfolio companies recorded at fair value, as determined by our Board of Directors. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Our Portfolio of Investments

The following table represents our schedule of our controlled investments as of September 30, 2014.

Company	Industry	Sub-Industry	% Owned	Market Value

Virurl, Inc.	Web-based tech	Advertising	48%	1,277,961
Stockr, Inc.	Web-based tech	Financial Services	63%	1,572,327
LottoPals, Inc.	Web-based tech	Social Gaming	99%	83,320
Clowd, Inc.	Web-based tech	Location-based Communication	99%	99,681
Sanguine Biosciences, Inc.	Biotechnology	Life Science	42%	1,889,764
Stocktown Productions, Inc.	Creative Arts	Productions	81%	58,111

				$$4,981,164

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

NOTE 4: COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 with each share having one voting right.  There are 39,787,001 and 36,928,197 common shares outstanding at September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014 and December 31, 2013, the Company owed its CEO $8,207 and $4,965, respectively, for loans and expense reimbursements, which is included in due to related parties.

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

Leases

The Company currently maintains its corporate office at 3651 Lindell Road, Suite D#146, Las Vegas, Nevada 89103 on a month-to-month basis.

We maintain our main office at 1930 Ocean Avenue in Santa Monica, California, which is under a month-to-month lease. Rent expense totaled $10,801 and $3,326 in the quarters ended September 30, 2014 and 2013, respectively.

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

Based on authoritative guidance, we have accounted for the Threshold Warrants as a liability. The liability for the warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Threshold Note.

On September 27, 2013, the Company issued two convertible promissory notes in the amounts of U.S. $50,000 and U.S. $20,000, and on December 31, 2013, the Company issued a convertible promissory note in the amount of U.S. $30,000, (collectively the “Notes”). The Notes mature one year subsequent to their issuance date (“Maturity”), and are convertible into shares of the Company’s common stock at any time prior to Maturity at the lower of $0.27 per share or the Company’s Net Asset Value Per Share (“NAV/S”) as presented in the Company’s most recent quarterly or annual filing with the Securities and Exchange Commission, subject to conversion limitations set forth in the Convertible Promissory Note agreements executed on September 27, 2013 and December 31, 2013, respectively. On March 31, 2014 the Company received an advance in the amount of U.S. $25,000 from an existing holder of a portion of the Notes. The Company expects to convert the advance into promissory notes with substantially the same terms as the Notes.

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

The foregoing description of the note transactions above are qualified in their entirety by reference to the complete text of the notes, copies of which are attached to our Form 8-Ks filed on October 8, 2013, January 3, 2014, and June 26, 2014.

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

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of these financial statements through November 11, 2014, the date that these financial statements were issued.  There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

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

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

Revenues - The Company received $72,000 in management fee revenues from its controlled portfolio companies in 2014, a 129% increase from the same period of 2013.  As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase. The Company also recorded $2,309 of interest income in the second fiscal quarter of 2014 related to the Company’s convertible note holdings in Sanguine.

The following table details expenses for the three months ended September 30, 2014 and 2013:

Expenses:	September 30, 2014	September 30, 2013
Officer and employee compensation	136,620	136,620
Professional fees	29,055	65,177
Director fees	−	−
Rent	10,801	2,844
Office supplies and expenses	8,449	6,988
Other general and administrative expense	15,577	53,389
Interest expense	1,846	30,975
Total expenses	202,348	295,993

Officer and employee compensation in the three months ended September 30, 2014 was flat when compared to the same period in 2013. Professional fees declined 56% in the three months ended September 30, 2014 when compared to prior year, primarily driven by decreases in non-cash IR / PR expenses, partially offset by increases in legal fees. Other general and administrative expense declined 71% in the three months ended September 30, 2014 when compared to prior year, due primarily to a decrease in amortization expenses associated with the GGAA Assets, a decline in marketing expenses and reductions in travel and entertainment expenses. Interest expense declined $29,134 or 94% in 2014 due to a reduction in non-cash interest expenses.

The following table details the net realized and unrealized (losses) for the three months ended September 30, 2014 and 2013:

Net realized and unrealized (losses):	September 30, 2014	September 30, 2013
Net realized loss on investments, net of income taxes of none	−	−
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(1,106,384)	(4,952)
Net realized and unrealized (losses)	(1,106,384)	(4,952)

In the quarter ended September 30, 2014, the Company incurred unrealized depreciation of $1,106,384. This depreciation is due primarily to a $1,089,127 reduction in the carrying value of Stockr. During our third fiscal quarter, the Company’s Board of Directors determined to write down the carrying value of Stockr due to the impending maturity of a portion of Stockr’s outstanding convertible notes (the “Stockr Notes”) at December 31, 2014 and the implied valuation at which the Stockr Notes will convert into Stockr common stock. At December 31, 2014, the Stockr Notes convert into Stockr common stock at a valuation of $0.28, which based on the Company’s holdings of 5,666,667 shares of Stockr implies a carrying value of $1,572,327.

The additional depreciation is due to increases in the cost basis of our other portfolio companies, excluding Stocktown, LottoPals and Clowd, which we carry at cost. The increase in our cost basis reduces the amount of unrealized appreciation we carry on our balance sheet.

These adjustments are reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Comparison of the nine months ended September 30, 2014 and 2013

Revenues – The Company received $198,403 in management fee revenues from its controlled portfolio companies in 2014, a 99% increase from the same period of 2013.  As the Company's group of portfolio companies expands and matures, the Company expects its management fee income from its portfolio companies will increase. The Company also recorded $6,718 of interest income in the year-to-date period ended September 30, 2014 related to the Company’s convertible note holdings in Sanguine.

The following table details expenses for the nine months ended September 30, 2014 and 2013:

Expenses:	September 30, 2014	September 30, 2013
Officer and employee compensation	409,860	409,860
Professional fees	177,447	177,655
Director fees	−	−
Rent	23,973	9,939
Office supplies and expenses	20,054	11,040
Other general and administrative expense	78,522	125,196
Interest expense	72,857	119,306
Total expenses	782,713	852,996

Officer and employee compensation in the three months ended September 30, 2014 was flat when compared to the same period in 2013. Professional fees were approximately flat from 2013, with increases in audit and legal fees being offset by declines in consulting expense and other professional fees. Other general and administrative expense declined 37% in the nine months ended September 30, 2014 when compared to prior year, due primarily to a decrease in amortization expenses associated with the GGAA Assets, partially offset by an increase in marketing expenses. Interest expense declined $46,454, or 39% in 2014 due to a reduction in non-cash interest expenses.

The following table details the net realized and unrealized (losses) for the nine months ended September 30, 2014 and 2013:

Net realized and unrealized (losses):	September 30, 2014	September 30, 2013
Net realized loss on investments, net of income taxes of none	−	−
Change in unrealized appreciation (depreciation) of investments, net of deferred tax of none in 2011 and 2010	(4,683,992)	(17,650)
Net realized and unrealized (losses)	(4,683,992)	(17,650)

In the nine-month period ended September 30, 2014, the Company incurred unrealized depreciation of $4,683,992. This depreciation is due primarily to a $2,916,680 reduction in the carrying value of LottoPals, a $1,089,127 reduction in the carrying value of Stockr, and a $643,506 reduction in the carrying value of Clowd.

On May 6, 2014, the Company’s portfolio company, LottoPals received notice from Aeon Multi-Opportunity Fund I, LLC (“Aeon”) that the $1,000,000 financing at a pre-investment valuation of $3,000,000 set forth in a Letter of Intent signed by both parties on January 27, 2014 could not be completed during the second quarter of 2014, however LottoPals was notified that Aeon still wished to close the financing at a later date. In light of this development, as well as other qualitative considerations, the Company’s Board of Directors determined that LottoPals would be carried at the Company’ cost basis.

During our third fiscal quarter, the Company’s Board of Directors determined to write down the carrying value of Stockr by $1,089,127 due to the impending maturity of a portion of Stockr’s outstanding convertible notes (the “Stockr Notes”) at December 31, 2014 and the implied valuation at which the Stockr Notes will convert into Stockr common stock. At December 31, 2014, the Stockr Notes convert into Stockr common stock at a valuation of $0.28, which based on the Company’s holdings of 5,666,667 shares of Stockr implies a carrying value of $1,572,327.

In the second fiscal quarter of 2014, the Company reduced the carrying value of Clowd by $643,445. During the Company’s second fiscal quarter Clowd cancelled all of the shares received by the original owners of Bar.PM, Inc., a Nevada Corp that Clowd merged with to partner and accelerate growth of the business.  The management of Clowd and the original shareholders of Bar.PM agreed that the partnership was not working as intended and that the Bar.PM shareholders would agree to cancel their shares in the post-merger Nevada entity, Clowd. In light of this development, as well as other qualitative considerations, the Company’s Board of Directors determined that Clowd would be carried at the Company’s cost basis.

The additional depreciation is due to increases in the cost basis of our portfolio companies, excluding Stocktown, LottoPals and Clowd which we carry at cost. The increase in our cost basis reduces the amount of unrealized appreciation we carry on our balance sheet.

These adjustments are reflected in the change in unrealized appreciation (depreciation) of investments on our statement of operations.

More detail surrounding unrealized appreciation of investments is discussed in Note 3.

Liquidity and Capital Resources

The Company incurred a loss from operations of $343,991 during the nine months ended September 30, 2014.

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

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less liabilities and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stockholders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies, other assets and cash is $5,217,955 and from this, are subtracted liabilities of $1,432,588. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included if there were.  The resulting NAV at September 30, 2014 is $3,785,367.  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (39,787,001).  The NAV/S is $0.10 at September 30, 2014.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2014.  Based on that review and evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in internal controls or in other factors that could materially affect these controls during the quarter ended September 30, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A: RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no common stock shares sold during the three months ended September 30, 2014.

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

INVENT VENTURES, INC.

DATE	SIGNATURE/TITLE

November 11, 2014	By:	/s/ Bryce Knight
Bryce Knight
Chief Executive Officer and
Chairman

November 11, 2014	By:	/s/ James Jago
James Jago
Chief Financial Officer